Form 10-Q
period 2016-06-30
TPI COMPOSITES, INC
filed 2016-08-30
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37839

TPI Composites, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1590775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8501 N. Scottsdale Rd.

Gainey Center II, Suite 100

Scottsdale, AZ 85253

(480) 305-8910

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2016, there were 33,736,863 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	growth of the wind energy market and our addressable market;

•	our future financial performance, including our net sales, cost of goods sold, gross profit or gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve or maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	our ability to attract and retain customers for our products, and to optimize product pricing;

•	competition from other wind blade manufacturers;

•	the discovery of defects in our products;

•	our ability to successfully expand in our existing markets and into new international markets;

•	worldwide economic conditions and their impact on customer demand;

•	our ability to effectively manage our growth strategy and future expenses;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with existing, modified or new laws and regulations applying to our business; and

•	the attraction and retention of qualified employees and key personnel.

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Registration Statement on Form S-1 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to update any forward-looking statement to reflect events or developments after the date on which the statement is made or to reflect the occurrence of unanticipated events except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I—FINANCIAL INFORMATION

ITEM l.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	Pro Forma June 30, 2016	June 30, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,057	$31,057	$45,917
Restricted cash	2,408	2,408	1,760
Accounts receivable	87,556	87,556	72,913
Inventories	52,664	52,664	50,841
Inventories held for customer orders	50,138	50,138	49,594
Prepaid expenses and other current assets	40,952	40,952	31,337

Total current assets	264,775	264,775	252,362
Property, plant, and equipment, net	73,575	73,575	67,732
Other noncurrent assets	14,273	14,273	9,826

Total assets	$352,623	$352,623	$329,920

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$99,765	$101,642	$101,108
Accrued warranty	30,573	30,573	13,596
Deferred revenue	65,656	65,656	65,520
Customer deposits and customer advances	10,644	10,644	8,905
Current maturities of long-term debt	27,328	27,328	52,065

Total current liabilities	233,966	235,843	241,194
Long-term debt, net of debt issuance costs, discount and current maturities	83,926	92,364	77,281
Other noncurrent liabilities	4,278	4,278	3,812

Total liabilities	322,170	332,485	322,287

Commitments and contingencies (Note 11)
Convertible and senior redeemable preferred shares and warrants	—	203,734	198,830

Shareholders’ equity (deficit):
Preferred shares, $0.01 par value, no shares issued, outstanding or authorized at June 30, 2016 and December 31, 2015; 5,500 shares authorized, no shares issued and outstanding pro forma (unaudited)	—	—	—
Common shares, $0.01 par value, 31,104 shares authorized and 4,238 shares issued and outstanding at June 30, 2016 and December 31, 2015; 100,000 shares authorized and 26,549 shares issued and outstanding pro forma (unaudited)	265	—	—
Paid-in capital	215,346	—	—
Accumulated other comprehensive loss	(850)	(850)	(25)
Accumulated deficit	(184,308)	(182,746)	(191,172)

Total shareholders’ equity (deficit)	30,453	(183,596)	(191,197)

Total liabilities and shareholders’ equity (deficit)	$352,623	$352,623	$329,920

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Pro Forma Three Months Ended June 30, 2016	Three Months Ended June 30,		Pro Forma Six Months Ended June 30, 2016	Six Months Ended June 30,
		2016	2015		2016	2015
	(Unaudited)
Net sales	$194,255	$194,255	$149,739	$370,365	$370,365	$245,328

Cost of sales	168,382	168,382	129,208	328,248	328,248	220,092
Startup and transition costs	3,055	3,055	8,381	6,361	6,361	12,535

Total cost of goods sold	171,437	171,437	137,589	334,609	334,609	232,627

Gross profit	22,818	22,818	12,150	35,756	35,756	12,701
General and administrative expenses	5,340	5,340	2,899	10,089	10,089	6,107

Income from operations	17,478	17,478	9,251	25,667	25,667	6,594

Other income (expense):
Interest income	28	28	79	49	49	138
Interest expense	(4,134)	(4,134)	(3,723)	(8,046)	(8,046)	(7,274)
Realized loss on foreign currency remeasurement	(18)	(18)	(433)	(457)	(457)	(270)
Miscellaneous income	154	154	140	344	344	269

Total other expense	(3,970)	(3,970)	(3,937)	(8,110)	(8,110)	(7,137)

Income (loss) before income taxes	13,508	13,508	5,314	17,557	17,557	(543)
Income tax provision	(1,953)	(1,953)	(1,224)	(4,256)	(4,256)	(1,104)

Net income (loss)	11,555	11,555	4,090	13,301	13,301	(1,647)
Net income attributable to preferred shareholders	—	2,438	2,356	—	4,875	4,712

Net income (loss) attributable to common shareholders	$11,555	$9,117	$1,734	$13,301	$8,426	$(6,359)

Weighted-average common shares outstanding:
Basic		4,238	4,238		4,238	4,238
Diluted		4,244	4,244		4,244	4,238
Net income (loss) per common share:
Basic		$2.15	$0.41		$1.99	$(1.50)
Diluted		$2.15	$0.41		$1.99	$(1.50)
Pro forma weighted-average common shares outstanding:
Basic	26,549			26,549
Diluted	26,555			26,555
Pro forma net income per common share:
Basic	$0.44			$0.50
Diluted	$0.44			$0.50

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net income (loss)	$11,555	$4,090	$13,301	$(1,647)
Other comprehensive loss:
Foreign currency translation adjustments	(1,253)	(305)	(825)	(1,633)

Comprehensive income (loss)	$10,302	$3,785	$12,476	$(3,280)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$13,301	$(1,647)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,173	5,310
Amortization of debt discount	1,509	1,509
Amortization of debt issuance costs	830	638
Changes in assets and liabilities:
Accounts receivable	(14,643)	(16,810)
Inventories	(2,368)	(12,737)
Prepaid expenses and other current assets	(9,614)	(5,340)
Other noncurrent assets	(2,527)	4,298
Accounts payable and accrued expenses	196	21,496
Accrued warranty	16,977	1,425
Customer deposits	(261)	(7,219)
Deferred revenue	136	8,750
Other noncurrent liabilities	466	395

Net cash provided by operating activities	10,175	68

Cash flows from investing activities:
Purchase of property and equipment	(14,244)	(20,310)

Net cash used in investing activities	(14,244)	(20,310)

Cash flows from financing activities:
Net repayments of accounts receivable financing	(8,565)	(1,292)
Net repayments of working capital loans	(764)	(4,954)
Net repayments of other debt	(2,664)	(2,809)
Payments for acquisition of noncontrolling interest	—	(1,250)
Proceeds from customer advances	2,000	—
Restricted cash	(648)	(647)

Net cash used in financing activities	(10,641)	(10,952)

Impact of foreign exchange rates on cash and cash equivalents	(150)	(73)

Net change in cash and cash equivalents	(14,860)	(31,267)
Cash and cash equivalents, beginning of year	45,917	43,592

Cash and cash equivalents, end of period	$31,057	$12,325

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,864	$4,474
Cash paid for income taxes, net	4,188	1,944
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	2,198	1,444

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Juárez, Mexico and Izmir, Turkey.

Initial Public Offering and Stock Split

In July 2016, the Company completed an initial public offering (IPO) of 7,187,500 shares of the Company’s common stock at a price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of the Company’s existing shareholders, a director and executive officers purchased an aggregate of 1,250,000 shares of common stock in the IPO included in the total issuance above. The net proceeds from the IPO were approximately $69.5 million after deducting underwriting discounts and estimated offering expenses. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share.

Prior to the IPO, in July 2016 the Company amended its amended and restated certificate of incorporation to effect a 360-for-1 forward stock split of its common stock. As a result of the stock split, the Company has adjusted the share amounts authorized and issuable under the share-based compensation plans. All share and per share common stock information (including the share-based compensation plans) referenced throughout the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock split. The stock split did not cause an adjustment to the par value of the authorized shares of common stock.

Basis of Presentation

The Company divides its business operations into four geographic operating segments—the United States, Asia, Mexico and EMEA, as follows:

•	The U.S. segment includes (1) the manufacturing of wind blades at the Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades in the Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which the Company also conducts in its Rhode Island and Massachusetts facilities and (4) corporate headquarters, the costs of which are included in general and administrative expenses.

•	The Asia segment includes (1) the manufacturing of wind blades at a facility in Taicang Port, China and in two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems in the Taicang City, China facility, (3) the manufacture of components in a second Taicang Port, China facility and (4) wind blade inspection and repair services.

•	The Mexico segment manufactures wind blades from a facility in Juárez, Mexico that opened in late 2013 and began production in January 2014. The Mexico segment has entered into two new lease agreements with a third party for two new manufacturing facilities in Juárez, Mexico, and expects to commence operations at these new facilities in the second half of 2016 and in the first half of 2017.

•	The EMEA segment manufactures wind blades from a facility in Izmir, Turkey. The Company entered into a joint venture with ALKE Insaat Sanayive Ticaret A.S. (ALKE) in March 2012 to produce wind blades in Turkey and in December 2013 became the sole owner of the Turkey operation with the acquisition of the remaining 25% interest owned primarily by ALKE. The EMEA segment has entered into a new lease agreement with a third party for a new manufacturing facility in Izmir, Turkey, and expects to commence operations at this new facility in the second half of 2016.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has an accumulated deficit of $182.7 million as of June 30, 2016 resulting from recurring losses from operations and the past accretion to the redemption value and cumulative dividends associated with redeemable preferred shares. The Company has funded operations primarily with cash flows from operations, debt and financings from investors. The accompanying consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Registration Statement on Form S-1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2016, and the results of the Company’s operations, comprehensive income and cash flows for the periods presented. The Company derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full years.

Warranty Expense

The Company provides a limited warranty for its precision molding and assembly systems and wind blade products, including parts and labor, with terms and conditions that vary depending on the product sold, for periods that range from two to five years. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is reversed against the current year warranty expense amount.

Warranty accrual consisted of the following (in thousands):

2016
Warranty accrual at beginning of year	$13,596
Accrual during the period	17,827
Cost of warranty services provided during the period and reduction of reserves	(850)

Warranty accrual at end of the period	$30,573

In June 2016, the Company entered into a settlement agreement and release with one of its customers to resolve a potential warranty claim related to wind blades primarily manufactured in 2014 in the Company’s Turkey facility. The settlement agreement and release requires the Company to make a cash payment to the customer, replace or repair a specified number of wind blades and provide margin concessions on certain products to be produced by the Company. The expected aggregate cost to the Company of fulfilling its obligations under the settlement agreement and release is estimated to be $15.0 million, all of which has been accrued.

Net Income Per Share Calculation

The basic net income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during a period. Diluted net income per common share is computed by dividing the net income, adjusted on an as-if-converted basis, by the weighted-average number of common shares outstanding plus potentially dilutive securities. The table below reflects the calculation of the weighted-average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share (in thousands):

	Pro Forma Three Months Ended June 30,	Three Months Ended June 30,		Pro Forma Six Months Ended June 30,	Six Months Ended June 30,
	2016	2016	2015	2016	2016	2015
Basic weighted-average shares outstanding	26,549	4,238	4,238	26,549	4,238	4,238
Effect of dilutive stock options and warrants	6	6	6	6	6	—

Diluted weighted-average shares outstanding	26,555	4,244	4,244	26,555	4,244	4,238

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect would be anti-dilutive for the six months ended June 30, 2015. The potentially dilutive securities excluded from the calculation include common shares issued upon conversion or exercise of options and warrants. Assuming an event other than a qualified initial public offering, at June 30, 2016, the securities excluded from the calculation included common warrants of 158,684 and at June 30, 2015, the securities excluded from the calculation included common warrants of 158,684 and stock options of 35,703 for a total of 194,387 dilutive securities.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Pro Forma Results

Immediately prior to the closing of the IPO, all of the outstanding shares of convertible preferred shares and the redeemable preferred share warrants converted into common stock. In addition, concurrent with the closing of the IPO, the subordinated convertible promissory notes converted into the number of shares of common stock equal to the outstanding principal and unpaid interest outstanding divided by the public offering price of $11.00. The unaudited pro forma shareholders’ equity information, as set forth in the accompanying condensed consolidated balance sheets and the condensed consolidated statements of operations, give effect to the automatic conversion of all outstanding shares of convertible preferred shares and preferred share warrants as of June 30, 2016, the conversion of the outstanding subordinated convertible promissory notes and accrued interest to 1,079,749 shares of common stock as well as the effect of the Company’s 360-for-1 forward stock split of its common stock in July 2016. The shares of common stock issued and the proceeds received in the IPO are excluded from such pro forma information.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (Topic 606), which provides new recognition and disclosure requirements for revenue from contracts with customers that supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from the applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be required to make more estimates and use more judgment under the new standard.

The new requirements are effective for the Company beginning January 1, 2018, and may be implemented either retrospectively for all periods presented, or as a cumulative-effect adjustment as of the date of adoption. Adoption as of January 1, 2017 is permitted.

The Company expects to adopt Topic 606 as of January 1, 2017 with retroactive restatement to January 1, 2015 through December 31, 2016. Based on the Company’s preliminary evaluation of the new standard, revenue recognition in accordance with Topic 606 differs from the current guidance provided by GAAP as outlined in the SEC’s Staff Accounting Bulletin 104, which requires the Company to defer recognition of revenue until the risk of loss has passed to the customer and delivery has been made or a fixed delivery schedule has been provided by the customer. Since the Company’s products have no alternative use to the Company due to contractual restrictions placed by each customer on the technical specifications and design of the products, the Company’s preliminary assessment is that revenue upon adoption of Topic 606 will likely be recognized over time during the course of the wind blade production process and before the product is delivered to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Based on the Company’s current expectations for the requirements of revenue recognition under Topic 606, revenue is expected to be materially impacted by recognition as control is transferred to the customer during the course of the wind blade production process from the acquisition of raw materials to conformance with the customers’ technical specifications upon completion of the wind blade. Since the Company may only sell its products to the customer that orders them and the products have no alternative use, the Company believes that revenue will be recognized as the performance obligation is satisfied over time. Restated net sales, cost of goods sold and gross profit are expected to be materially different from the amounts previously reported in the 2015 and 2016 financial statements upon adoption January 1, 2017.

Share-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating if the impact of ASU 2016-09 will have a material effect on the Company’s financial positions or results of operations.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, (Topic 842). ASU 2016-02 is a comprehensive new recognition model for leases requiring a lessee to recognize the asset and liability that arise from leases. For public companies, the amendment is effective for financial statements issued for annual periods beginning after December 16, 2018. Entities may elect to early adopt the lease standard in 2016. In adopting ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. Management is evaluating the provisions of ASU 2016-02 and has not yet selected a transition method nor determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 revises the accounting requirements related to the measurement of credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2018. Accordingly, ASU 2016-13 is effective for the Company on January 1, 2020 using a modified retrospective approach, and the Company is currently evaluating the impact that the standard will have on the Company’s financial positions and results of operations.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Risks and Uncertainties

The Company’s revenues and receivables are from a small number of customers. As such, the Company’s production levels are dependent on these customers’ orders. See note 12, Concentration of Customers.

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2016 and 2015. At June 30, 2016 and December 31, 2015, the Company had $16.9 million and $33.2 million, respectively, of cash in deposit accounts in U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts in the past.

The Company also maintains cash in bank deposit accounts outside the U.S. with no deposit insurance. This includes $6.3 million in Turkey, $7.2 million in China and $0.6 million in Mexico as of June 30, 2016. The Company has not experienced losses in these accounts in the past. The Company also has long-term deposits in interest bearing accounts of $5.1 million in Mexico as of June 30, 2016.

Note 3. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE is a debtor, creditor and holder of preferred shares as of June 30, 2016 and December 31, 2015.

For the three months ended June 30, 2016 and 2015, the Company recorded related-party sales with GE of $98.1 million and $80.8 million, respectively, and for the six months ended June 30, 2016 and 2015, the Company recorded related-party sales with GE of $194.3 million and $131.6 million, respectively. The Company has entered into four separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico and Izmir, Turkey. As a result of the supply agreements, GE is the Company’s largest customer. As of June 30, 2016 and December 31, 2015, the Company had accounts receivables related to sales to GE of approximately $18.3 million and $19.0 million, respectively.

From 2007 to 2014, the Company issued several series of preferred shares, including sales of Series B, Series B-1 and senior redeemable preferred shares to GE. As a result of these transactions, GE beneficially owned approximately 1,956 preferred shares of the Company as of June 30, 2016. Upon conversion to common shares concurrent with the Company’s IPO, GE owned 2,843,664 common shares or approximately 8.4% of the Company’s common stock outstanding at the time of the Company’s IPO. See note 8, Convertible and Senior Redeemable Preferred Shares and Warrants.

Certain of the Company’s existing stockholders, consisting of entities associated with Element Partners, Angeleno Group and Landmark Partners, each of which is an affiliate of a member of the board of directors, as well as certain executive officers and a director, purchased an aggregate of 1,250,000 shares of common stock in the IPO. In addition, all outstanding obligations under the Company’s subordinated convertible promissory notes, including accrued interest, held by certain existing stockholders, including Element Partners, Angeleno Group and Landmark Partners, were converted into an aggregate of 1,079,749 shares of common stock concurrent with the closing of the IPO at the public offering price of $11.00 per share.

Note 4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts receivable	$86,447	$71,588
Other accounts receivable	1,109	1,325

Total accounts receivable	$87,556	$72,913

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$28,544	$29,022
Work in process	21,604	16,630
Finished goods	2,516	5,189

Total inventories	$52,664	$50,841

Note 6. Property, Plant, and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$51,522	$49,078
Buildings	13,964	14,047
Leasehold improvements	17,605	14,259
Office equipment and software	3,885	3,691
Furniture	15,364	15,140
Vehicles	275	279
Construction in progress	10,271	4,660

Total	112,886	101,154
Accumulated depreciation and amortization	(39,311)	(33,422)

Property, plant and equipment, net	$73,575	$67,732

Total depreciation and amortization for the three months ended June 30, 2016 and 2015 was $3.2 million and $2.9 million, respectively, and for the six months ended June 30, 2016 and 2015 was $6.2 million and $5.3 million, respectively.

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Discount

Long-term debt, net of debt issuance costs and discount, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Senior term loan—U.S.	$74,375	$74,375
Subordinated convertible promissory notes—U.S.	10,000	10,000
Equipment capital lease—U.S.	1,578	2,678
Working capital loans—China	—	9,548
Accounts receivable financing—China	1,810	6,622
Accounts receivable financing—Turkey	16,752	20,505
Unsecured financing—Turkey	3,512	8,572
Equipment capital lease—Turkey	2,152	2,879
Working capital loans—Turkey	13,843	—
Equipment loan—Mexico	136	164
Construction financing—Mexico	417	1,204
Equipment capital lease—Mexico	16	37

Total long-term debt	124,591	136,584
Less: Debt issuance costs	(3,390)	(4,220)
Less: Discount on debt	(1,509)	(3,018)

Total long-term debt, net of debt issuance costs and discount	119,692	129,346
Less: Current maturities of long-term debt	(27,328)	(52,065)

Long-term debt, net of debt issuance costs, discount and current maturities	$92,364	$77,281

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As discussed in note 1, concurrent with the closing of the Company’s IPO, the principal and accrued interest on the outstanding subordinated convertible promissory notes were converted into an aggregate of 1,079,749 shares of common stock at the public offering price of $11.00 per share.

Note 8. Convertible and Senior Redeemable Preferred Shares and Warrants

Convertible and senior redeemable preferred shares, which are convertible at the discretion of the holder or will automatically convert immediately prior to the closing of an initial public offering, and warrants consisted of the following (in thousands, except share and par value data):

	June 30, 2016	December 31, 2015
Series A convertible preferred shares (convertible at 1 share to 3.4974 shares of common stock), $0.01 par value; liquidation preference equal to $51,783; 3,551 shares authorized; 3,551 shares issued and outstanding at June 30, 2016 and December 31, 2015	$51,783	$50,901
Series B convertible preferred shares (convertible at 1 share to 3.5636 shares of common stock), $0.01 par value; liquidation preference equal to $42,000; 2,813 shares authorized; 2,287 shares issued and outstanding at June 30, 2016 and December 31, 2015	42,000	41,200
Series B-1 convertible preferred shares (convertible at 1 share to 5.0243 shares of common stock), $0.01 par value; liquidation preference equal to $53,550; 2,972 shares authorized; 2,972 shares issued and outstanding at June 30, 2016 and December 31, 2015	53,550	52,510
Series C convertible preferred shares (convertible at 1 share to 3.2817 shares of common stock), $0.01 par value; liquidation preference equal to $17,850; 2,944 shares authorized; 2,944 shares issued and outstanding at June 30, 2016 and December 31, 2015	17,850	17,490
Senior redeemable preferred shares (convertible at 1 share to 13.2211 shares of common stock), $0.01 par value; liquidation preference equal to $66,108; 740 shares authorized; 740 shares issued and outstanding at June 30, 2016 and December 31, 2015	28,971	27,585
Super senior redeemable preferred shares (convertible at 1 share to 13.2211 shares of common stock), $0.01 par value; liquidation preference equal to $22,548; 1,024 shares authorized; 280 shares issued and outstanding at June 30, 2016 and December 31, 2015	8,496	8,060
Redeemable preferred share warrants; 248 warrants issued and outstanding at June 30, 2016 and December 31, 2015	1,084	1,084

Convertible and senior redeemable preferred shares and warrants	$203,734	$198,830

Cumulative dividends on convertible and senior redeemable preferred shares are included in the liquidation preference amounts noted in the above table. For financial statement presentation purposes, the Company has accreted the preferred share balances to the redemption amount as of the first date redemption can take place using the effective interest method. In addition, the preferred share balance includes cumulative preferred share dividends as required by the preferred share agreements. No accretion has been recorded for preferred shares that are not redeemable for cash on or after a specified date. The amount of the accretion and deemed dividends is included in the net income attributable to preferred shareholders in the condensed consolidated statements of operations.

The Company recorded the warrants noted above at their fair value upon issuance, and will amortize the value of the warrants as interest expense over the term of the preferred share agreement.

As discussed in note 1, immediately prior to the closing of the IPO, all of the outstanding convertible preferred shares and redeemable preferred share warrants were converted into common stock. The pro forma results included on the condensed consolidated balance sheets and statements of operations give effect to this conversion to common stock as well as the Company’s 360-for-1 forward stock split of its common stock in July 2016.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Redeemable Preferred Share Warrants

The details of the warrant activity for the six months ended June 30, 2016 is as follows:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding as of December 31, 2015	248	$8,748.81
2016 grants	—	—
2016 exercises	—	—
2016 forfeitures	—	—
2016 cancellations	—	—
2016 expirations	—	—

Outstanding as of June 30, 2016	248	$8,748.81

The warrants are reported at fair value in the accompanying financial statements based on the value of the Series B Preferred Shares that may be purchased.

Common Stock Warrants

In connection with the note purchase agreement dated December 29, 2014 for the purchase of $10.0 million of subordinated convertible promissory notes, a minimum of 160,424 warrants were issued to purchase common stock with an exercise price equal to the lesser of $24.30 or 85% of the IPO price of $11.00 per share, subject to adjustment. After the IPO, the exercise price is $9.35. The warrants are immediately exercisable and expire no later than eight years from the date of issuance. The fair value of the warrants was estimated on the date of grant using the Black-Scholes option pricing model assuming a common stock price of $11.03 per share, an exercise price of $9.38 per share, expected stock price volatility of 80 percent and a risk-free interest rate estimate of 0.71 percent.

Note 9. Share-Based Compensation Plans

The Company granted stock option awards during the six months ended June 30, 2016 to certain employees under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). Each award includes a performance condition that requires the completion of an initial public offering by the Company and a required vesting period of one to four years commencing upon achievement of the performance condition. Since the IPO was consummated in July 2016, compensation expense will be recorded in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation expensed over the remaining vesting period.

The following table summarizes the activity of the stock options and restricted stock units (RSU) under the Company’s incentive plans:

		Stock Options			RSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2015	3,392,141	3,261,663	$11.90	35,703	731,880	$10.89
Granted	(273,600)	273,600	21.36		—	—
Forfeited/cancelled	447,995	(363,035)	11.93		(84,960)	10.87

Balance as of June 30, 2016	3,566,536	3,172,228	12.71	25,828	646,920	10.90

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the outstanding and exercisable stock option awards as of June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	25,828	3.5	$8.49	25,828	$8.49
$10.87	2,340,000	8.9	10.87	—	—
$16.53	604,800	9.5	16.53	—	—
$23.09	201,600	9.7	23.09	—	—

$8.49 to $23.09	3,172,228	9.0	12.71	25,828	8.49

The Company granted awards of stock options and RSUs during 2015 and the six months ended June 30, 2016 to certain employees and non-employee directors. As the Company consummated the IPO in July 2016, compensation expense will be recorded in the third quarter of 2016 for the requisite service period from the grant date through the offering date, with the balance of the share-based compensation expense recorded over the remaining vesting period. The compensation expense will be calculated based on the actual price per share at which shares of common stock were sold in the IPO. The expected share-based compensation to be recorded in the third quarter of 2016 (based on the initial public offering price of $11.00 per share) is approximately $8.2 million. The remaining unamortized amount of approximately $10.5 million of share-based compensation expense for these awards will be amortized over the remaining individual service periods, which range from 12 to 48 months.

Note 10. Income Taxes

Income tax expense was $2.0 million and $1.2 million in the three months ended June 30, 2016 and 2015, respectively, and $4.3 million and $1.1 million in the six months ended June 30, 2016 and 2015, respectively. This is consistent with the year end tax provision calculations and are primarily due to the operating results in China and Mexico. The United States and Turkey operations have not had a significant change to the full valuation allowances recorded against their net operating loss carryforwards as of year end. No changes in tax law since December 31, 2015 have had a material impact on the Company’s income tax provision.

Note 11. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 12. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues (in thousands) for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Customer 1	$98,143	50.5%	$80,824	54.0%	$194,294	52.5%	$131,646	53.7%
Customer 2	40,475	20.8	12,333	8.2	70,416	19.0	16,425	6.7
Customer 3	25,842	13.3	23,265	15.5	45,366	12.2	38,600	15.7
Customer 4	9,500	4.9	16,992	11.4	19,641	5.3	31,265	12.7
Customer 5	18,573	9.6	13,967	9.3	36,709	9.9	24,751	10.1
Other	1,722	0.9	2,358	1.6	3,939	1.1	2,641	1.1

Total	$194,255	100.0%	$149,739	100.0%	$370,365	100.0%	$245,328	100.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	June 30, 2016	December 31, 2015
Customer	% of Total	% of Total
Customer 1	21.2%	26.5%
Customer 2	36.9%	27.9%
Customer 3	26.4%	24.4%

Note 13. Segment Reporting

The Company’s operating segments are defined geographically as the United States, Asia, EMEA (Europe, the Middle East and Africa) and Mexico. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of the Company’s segments operate in their local currency except for the Mexico and China segments, which both include a U.S. parent company.

The following tables set forth certain information regarding each of the Company’s segments for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenues by segment:
U.S.	$45,069	$40,546	$96,830	$77,921
Asia	81,453	48,212	145,805	76,217
EMEA	40,098	38,271	74,555	55,803
Mexico	27,635	22,710	53,175	35,387

Total revenues	$194,255	$149,739	$370,365	$245,328

Revenues by geographic location (1):
U.S.	$45,069	$40,546	$96,830	$77,921
China	81,453	48,212	145,805	76,217
Turkey	40,098	38,271	74,555	55,803
Mexico	27,635	22,710	53,175	35,387

Total revenues	$194,255	$149,739	$370,365	$245,328

Income (loss) from operations:
U.S. (2)	$(4,462)	$(1,807)	$(5,123)	$(4,030)
Asia	15,222	10,054	30,764	12,574
EMEA	5,062	(333)	(2,597)	(1,959)
Mexico	1,656	1,337	2,623	9

Total income from operations	$17,478	$9,251	$25,667	$6,594

(in thousands)	June 30, 2016	December 31, 2015
Tangible long-lived assets:
U.S.	$14,350	$13,805
Asia (China)	27,766	29,957
EMEA (Turkey)	18,006	11,370
Mexico	13,453	12,600

Total tangible long-lived assets	$73,575	$67,732

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(2)	The losses from operations in the U.S. segment includes corporate general and administrative costs of $5.3 million and $2.9 million for the three months ended June 30, 2016, respectively, and $10.1 million and $6.1 million for the six months ended June 30, 2016, respectively.

Note 14. Subsequent Event

In August 2016, the Company entered into an amendment to the existing supply agreement with Nordex SE (Nordex), extending the term of the agreement from December 31, 2018 to December 31, 2020. The amendment also increases the dedicated manufacturing capacity for each year of the agreement, increases the minimum annual purchase commitments of Nordex, grants certain margin concessions to Nordex on the incremental volume increases in 2016 and 2017, and grants Nordex an early termination right upon 12 months’ prior written notice, if certain cost reduction targets with respect to the blades manufactured under the agreement are not achieved in 2017 and 2018, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q or in our previously filed Registration Statements on Form S-1, particularly those under “Risk Factors.”

OVERVIEW

Our Company

We are the largest U.S.-based independent manufacturer of composite wind blades. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of August 3, 2016, our long-term supply agreements provide for minimum aggregate volume commitments from our customers of $1.6 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of over $3.1 billion through the end of 2021. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 99% of our total net sales in each of the three and six month periods ended June 30, 2016 and 2015.

In July 2016, we completed an initial public offering (IPO) of 7,187,500 shares of our common stock at a price of $11.00 per share, which includes 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of our existing shareholders, a director and executive officers purchased an aggregate of 1,250,000 shares of our common stock in the IPO included in the total issuance above. We received approximately $69.5 million in proceeds, net of underwriting discounts and estimated offering expenses and intend to use the net proceeds from the public offering for our working capital and other general corporate purposes, including financing existing manufacturing operations, expansion in existing and new geographies and repayment of a customer advance. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants were converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share. Prior to the IPO, in July 2016 we amended our amended and restated certificate of incorporation to effect a 360-for-1 forward stock split of our common stock.

We divide our business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa, or EMEA, as follows:

•	Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades in our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct in our Rhode Island and Massachusetts facilities and (4) our corporate headquarters, the costs of which are included in general and administrative expenses.

•	Our Asia segment includes (1) the manufacturing of wind blades in facilities in Taicang Port, China and in two facilities in Dafeng, China (including one that commenced operations in February 2015), (2) the manufacturing of precision molding and assembly systems in our Taicang City, China facility, (3) the manufacture of components in our second Taicang Port, China facility and (4) wind blade inspection and repair services.

•	Our Mexico segment manufactures wind blades from a facility in Juárez, Mexico that we opened in late 2013 and where we began production in January 2014. We have entered into two new lease agreements with a third party for two new manufacturing facilities in Juárez, Mexico, and we expect to commence operations at these new facilities in the second half of 2016 and in the first half of 2017.

•	Our EMEA segment manufactures wind blades from a facility in Izmir, Turkey. We entered into a joint venture with ALKE Insaat Sanayive Ticaret A.S. (ALKE) in March 2012 to begin producing wind blades in Turkey and in December 2013, we became the sole owner of the Turkey operation by acquiring the remaining 25% interest previously owned by ALKE. We have entered into a new lease agreement with a third party for a new manufacturing facility in Izmir, Turkey, and we expect to commence operations at this new facility in the second half of 2016.

COMPONENTS OF RESULTS OF OPERATIONS

Net Sales

Net sales reflect sales of our products, including wind blades, precision molding and assembly systems and transportation products, as well as fees and other amounts paid by our customers to compensate us for our costs and capital expenditures associated with wind blade model transitions. Several factors affect net sales in any period, including customer demand, wind blade model transitions, general economic conditions and weather conditions. We currently derive an immaterial amount of net sales from our transportation business. Under GAAP, we do not recognize revenue on our wind blade sales until the wind blades have been delivered to our customers. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 15 to 65 days after receipt of the invoice based on negotiated payment terms. However, in many cases, our customers request that we store their wind blades until they are ready to assemble wind turbines at a particular wind farm project. We have no control over when our customers decide to ship wind blades from our storage sites, and in some cases, our customers have stored large numbers of their wind blades at our sites for six months or more. Even if the customer has paid us for the wind blades and title has passed to the customer, we do not recognize revenue for these wind blades until the wind blades have been delivered to the customer. Instead, these transactions are recorded as deferred revenue in our condensed consolidated financial statements.

Cost of Goods Sold

Cost of goods sold includes the costs associated with products invoiced during the period as well as unallocated manufacturing overhead costs associated with startup and transition costs. Cost of sales includes all costs incurred at our production facilities to make products saleable, such as raw materials, direct labor and indirect labor and facilities costs, including purchasing and receiving costs, plant management, inspection costs, product engineering and internal transfer costs. In addition, all depreciation associated with assets used to produce composite products and make them saleable is included in cost of sales. Direct labor costs consist of salaries, benefits and other personnel related costs for employees engaged in the manufacture of our products.

Startup costs represent the unallocated overhead related to both new manufacturing facilities as well as new lines in existing manufacturing facilities. Transition costs represent the unallocated overhead related to the transition of wind blade models at the request of our customers. The startup and transition costs are primarily fixed overhead costs incurred during the period production facilities are under-utilized while transitioning wind blade models and ramping up manufacturing, which are not allocated to products and are expensed as incurred. The cost of sales for the initial wind blades from a new model manufacturing line is generally higher than when the line is operating at optimal production volume levels due to inefficiencies during ramp-up related to labor hours per blade, cycle times per blade and raw material usage. Additionally, manufacturing overhead as a percentage of net sales is generally higher during the period in which a facility is ramping up to full production capacity due to underutilization of the facility. Manufacturing overhead at each of our facilities includes virtually all indirect costs (including share-based compensation costs) incurred at the plants, including engineering, finance, information technology, human resources and plant management.

General and Administrative Expenses

General and administrative expenses are primarily incurred at our corporate headquarters and our research facilities and include salaries, benefits and other personnel related costs for employees engaged in research and development, engineering, finance, information technology, human resources, marketing and executive management. Other costs include outside legal and accounting fees, risk management (insurance), global operational excellence, global supply chain, in-house legal, share-based compensation and certain other administrative and global resources costs.

For the three months ended June 30, 2016 and 2015 and for the six months ended June 30, 2016 and 2015, our research and development expenses (included in general and administrative expenses) totaled $0.4 million, $0.2 million, $0.6 million and $0.4 million, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our credit facilities and the amortization of deferred financing costs and beneficial conversion features related to our debt borrowings. Other income (expense) also includes realized gains and losses on foreign currency remeasurement, interest income and miscellaneous income and expense.

Income Tax Provision

Income tax provision consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the United States, China, Mexico and Turkey. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities vary according to the jurisdiction in which the income (loss) arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

Net Income Attributable to Preferred Shareholders

Net income attributable to preferred shareholders related to the annual accrual of dividends on our convertible and senior redeemable preferred shares and the accretion to redemption amounts on our convertible preferred shares and warrant fair value adjustment. Immediately prior to the closing of our IPO, all preferred shares were converted into shares of our common stock and as a result, the accrual of dividends on the preferred shares has ceased.

KEY FINANCIAL MEASURES

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze the performance of our company. The “non-GAAP” financial measures consist of total billings, EBITDA, adjusted EBITDA and net debt, which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts (MWs) of energy capacity for wind blades invoiced, total manufacturing line capacity, total manufacturing lines installed, manufacturing lines dedicated to customers under long-term supply agreements, manufacturing lines in startup and manufacturing lines in transition, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net sales	$194,255	$149,739	$370,365	$245,328
Total billings(1)	$196,146	$139,602	$370,684	$256,692
Net income (loss)	$11,555	$4,090	$13,301	$(1,647)
EBITDA(1)	$20,776	$11,867	$31,727	$11,903
Adjusted EBITDA(1)	$20,794	$12,300	$32,184	$12,173
Capital expenditures	$1,828	$9,705	$12,716	$20,310

(in thousands)	June 30, 2016	December 31, 2015
Total debt, net of debt issuance costs and discount	$119,692	$129,346
Net debt(1)	$93,534	$90,667

(1)	See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA and net debt to net sales, net income (loss), net income (loss) and total debt, net of debt issuance costs and discount, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Net sales and total billings

We define total billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We monitor total billings, and believe it is useful to present to investors as a supplement to our GAAP measures, because we believe it more directly correlates to sales activity and operations based on the timing of actual transactions with our customers, which facilitates comparison of our performance between periods and provides a more timely indication of trends in sales. Under GAAP, we do not recognize revenue on our wind blade sales until the wind blades have been delivered to our customers. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 15 to 65 days after receipt of the invoice based on negotiated payment terms. However, in many cases, our customers request that we store their wind blades until they are ready to assemble wind turbines at a particular wind farm project. We have no control over when our customers decide to ship wind blades from our storage sites, and in some cases, our customers have stored large numbers of their wind blades on our sites for six months or more. Even if the customer has paid us for the wind blades and title has passed to the customer, we do not recognize revenue for these wind blades until the wind blades have been delivered to the customer. Instead, these transactions are recorded as deferred revenue in our condensed consolidated financial statements. However, we are contractually entitled to payment for those wind blades and, accordingly, invoice them when the blades are placed in storage.

Our use of total billings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income or loss plus interest expense (net of interest income), income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any share-based compensation expense, plus or minus any realized gains or losses from foreign currency remeasurement plus any losses on extinguishment of debt. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance. In addition, our Credit Facility contains minimum EBITDA (as defined in the Credit Facility) covenants with which we must comply. We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments noted in this presentation. Our presentations of EBITDA and adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP measures.

Net debt

We define net debt as the total principal amount of debt outstanding less unrestricted cash and cash equivalents. The total principal amount of debt outstanding is comprised of the long-term debt and current maturities of long-term debt as presented in our condensed consolidated balance sheets adding back any debt issuance costs and discount. We believe that the presentation of net debt provides useful information to investors because our management reviews net debt as part of our oversight of overall liquidity, financial flexibility and leverage. Net debt is important when we consider opening new plants and expanding existing plants, as well as for capital expenditure requirements.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net sales	$194,255	$149,739	$370,365	$245,328

Change in deferred revenue:
Blade-related deferred revenue at beginning of period (1)	(65,027)	(76,534)	(65,520)	(59,476)
Blade-related deferred revenue at end of period (1)	65,656	68,226	65,656	68,226
Foreign exchange impact (2)	1,262	(1,829)	183	2,614

Change in deferred revenue	1,891	(10,137)	319	11,364

Total billings	$196,146	$139,602	$370,684	$256,692

Net income (loss)	$11,555	$4,090	$13,301	$(1,647)
Adjustments:
Depreciation and amortization	3,162	2,909	6,173	5,310
Interest expense (net of interest income)	4,106	3,644	7,997	7,136
Income tax provision	1,953	1,224	4,256	1,104

EBITDA	20,776	11,867	31,727	11,903
Realized loss on foreign currency remeasurement	18	433	457	270

Adjusted EBITDA	$20,794	$12,300	$32,184	$12,173

(1)	Total billings is reconciled using the blade-related deferred revenue amounts at the beginning and the end of the period as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Blade-related deferred revenue at beginning of period	$65,027	$76,534	$65,520	$59,476
Non-blade related deferred revenue at beginning of period	—	—	—	—

Total current and noncurrent deferred revenue at beginning of period	$65,027	$76,534	$65,520	$59,476

Blade-related deferred revenue at end of period	$65,656	$68,226	$65,656	$68,226
Non-blade related deferred revenue at end of period	—	—	—	—

Total current and noncurrent deferred revenue at end of period	$65,656	$68,226	$65,656	$68,226

(2)	Represents the effect of the difference the exchange rate used by our various foreign subsidiaries on the invoice date versus the exchange rate used at the period-end balance sheet date.

Net debt is reconciled as follows:

(in thousands)	June 30, 2016	December 31, 2015
Total debt, net of debt issuance costs and discount	$119,692	$129,346
Add debt issuance costs	3,390	4,220
Add discount on debt	1,509	3,018
Less cash and cash equivalents	(31,057)	(45,917)

Net debt	$93,534	$90,667

KEY OPERATING METRICS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sets	551	346	1,037	649
Estimated megawatts	1,252	772	2,365	1,417
Total manufacturing line capacity	32	30	32	30
Dedicated manufacturing lines	38	29	38	29
Total manufacturing lines installed	30	29	30	29
Manufacturing lines in startup	—	7	—	7
Manufacturing lines in transition	3	10	3	10

Sets represents the number of wind blade sets, consisting of three wind blades each, which we invoiced worldwide during the period. We monitor sets and believe that presenting sets to investors is helpful because we believe that it is the most direct measurement of our manufacturing output during the period. Sets primarily impact net sales and total billings.

Estimated megawatts are the energy capacity to be generated by wind blade sets invoiced in the period. Our estimate is based solely on name-plate capacity of the wind turbine on which our wind blades are expected to be installed. We monitor estimated megawatts and believe that presenting estimated megawatts to investors is helpful because we believe that it is a commonly followed measurement of energy capacity across our industry and provides an indication of our share of the overall wind blade market.

Total manufacturing line capacity is the number of manufacturing lines our facilities can accommodate (but that may not yet have been installed) and dedicated manufacturing lines are the number of manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements. We monitor total manufacturing line capacity and dedicated manufacturing lines and believe that presenting both of these metrics to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for our wind blades from customers under our long-term supply agreements in any given period. Dedicated manufacturing lines primarily impacts our net sales and total billings. We also believe that total manufacturing line capacity together with dedicated manufacturing lines provide an understanding of additional capacity within an existing facility.

Total manufacturing lines installed represents the number of manufacturing lines installed and either in operation, startup or transition.

Manufacturing lines in startup is the number of dedicated manufacturing lines that were in a startup phase during the pre-production and production ramp up period, pursuant to the opening of a new manufacturing facility, the expansion of an existing manufacturing facility or the addition of new manufacturing lines in an existing manufacturing facility. We monitor and present this metric because we believe it helps investors to better understand the impact of the startup phase of our new manufacturing facilities on our gross profit and net income.

Manufacturing lines in transition is the number of manufacturing lines that were being transitioned to a new wind blade model during the period. We monitor and present this metric because we believe it helps investors to better understand the impact of these transitions on our gross profit and net income.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes certain information relating to our operating results for the three months ended June 30, 2016 and 2015 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended June 30,
(in thousands)	2016	2015
Net sales	$194,255	$149,739

Cost of sales	168,382	129,208
Startup and transition costs	3,055	8,381

Total cost of goods sold	171,437	137,589

Gross profit	22,818	12,150
General and administrative expenses	5,340	2,899

Income from operations	17,478	9,251
Other expense	(3,970)	(3,937)

Income before income taxes	13,508	5,314
Income tax provision	(1,953)	(1,224)

Net income	11,555	4,090
Net income attributable to preferred shareholders	2,438	2,356

Net income attributable to common shareholders	$9,117	$1,734

The following table summarizes certain information relating to our operating results as a percentage of total net sales.

	Three Months Ended June 30,
	2016	2015
Net sales	100.0%	100.0%

Cost of sales	86.7%	86.3%
Startup and transition costs	1.6%	5.6%

Total cost of goods sold	88.3%	91.9%

Gross profit	11.7%	8.1%
General and administrative expenses	2.7%	1.9%

Income from operations	9.0%	6.2%
Other expense	-2.0%	-2.6%

Income before income taxes	7.0%	3.6%
Income tax provision	-1.0%	-0.8%

Net income	6.0%	2.8%
Net income attributable to preferred shareholders	1.3%	1.6%

Net income attributable to common shareholders	4.7%	1.2%

Net sales for the three months ended June 30, 2016 increased by $44.6 million or 29.8% to $194.3 million compared to $149.7 million in the same period in 2015. This was primarily driven by a 49.6% increase in the number of wind blades delivered in the three months ended June 30, 2016 compared to the same period in 2015. Net sales of wind blades were $182.9 million for the three months ended June 30, 2016 as compared to $132.9 million in the same period in 2015. These increases were primarily the result of additional wind blade volume in our plants in China, the U.S. and Mexico. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2016 decreased to $10.0 million from $15.7 million in the same period in 2015. This decrease was primarily the result of our customers requiring less precision molding and assembly systems from our Rhode Island facility during the three months ended June 30, 2016. Total billings for the three months ended June 30, 2016 increased by $56.5 million or 40.5% to $196.1 million compared to $139.6 million in the same period in 2015. The impact of the strengthening of the Euro against the U.S. dollar at our Turkey operation on consolidated net sales and total billings for the three months ended June 30, 2016 was not significant compared to reductions of 6.1% and 5.2%, respectively, for the same period in 2015.

Total cost of goods sold for the three months ended June 30, 2016 was $171.4 million and included aggregate costs of $3.1 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. This compares to total cost of goods sold for the three months ended June 30, 2015 of $137.6 million, including aggregate costs of $8.4 million related to the transition of wind blades in our U.S., Mexico and Taicang, China plants and startup costs in Mexico and Dafeng, China. Cost of goods sold as a percentage of net sales of wind blades decreased by 4.7% in the three months ended June 30, 2016 as compared to the same period in 2015, driven by improved operating efficiency in Turkey. Cost of goods sold as a percentage of net sales from the manufacturing of precision molding and assembly systems increased by 5.2% during the three months ended June 30, 2016 as compared to the same period in 2015. The impact of the strengthening of the Euro against the U.S. dollar at our Turkey operation did not have a significant impact on consolidated cost of goods sold for three months ended June 30, 2016, but did result in a 6.0% reduction for the same period in 2015.

General and administrative expenses for the three months ended June 30, 2016 totaled $5.3 million as compared to $2.9 million for the same period in 2015. As a percentage of net sales, general and administrative expenses were 2.7% for the three months ended June 30, 2016, up from 1.9% in the same period in 2015. The increase was driven by the costs of enhancing our corporate support functions during this period of growth.

We granted awards of stock options and restricted stock units (RSUs) during 2015 and the first six months of 2016 to certain employees and non-employee directors. These awards include a performance condition requiring the completion of an initial public offering and have a required vesting period of one to four years commencing upon achievement of the performance condition. We did not begin recording compensation expense for these awards until the IPO was considered probable of achievement, which was not deemed to occur until the consummation of the IPO, and therefore no compensation cost was recognized until the IPO occurred. Since the IPO was consummated in July 2016, compensation expense will be recorded for the requisite service period from the grant date through the IPO date, with the balance of the share-based compensation expensed over the remaining vesting period. The expected share-based compensation expense to be recorded in the third quarter of 2016 (based on the IPO price per share of $11.00) is approximately $8.2 million.

Other expense of $4.0 million for the three months ended June 30, 2016 was comparable to $3.9 million for the same period in 2015.

Income tax provision increased to $2.0 million for the three months ended June 30, 2016 from $1.2 million for the same period in 2015. The increase was primarily due to the improved operating results in China and Mexico.

Net income for the three months ended June 30, 2016 was $11.6 million, as compared to $4.1 million in the same period in 2015. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $2.4 million during both the three months ended June 30, 2016 and 2015.

Net income attributable to common shareholders was $9.1 million during the three months ended June 30, 2016 (or $11.6 million on a pro forma basis), compared to $1.7 million in the same period in 2015. This was primarily due to the increase in net income discussed above. Diluted earnings per share was $2.15 for the three months ended June 30, 2016 (or $0.44 on a pro forma basis), compared to $0.41 for the three months ended June 30, 2015.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

Net Sales	Three Months Ended June 30,
(in thousands)	2016	2015
U.S	$45,069	$40,546
Asia	81,453	48,212
Mexico	27,635	22,710
EMEA	40,098	38,271

Total net sales	$194,255	$149,739

Income (loss) from Operations	Three Months Ended June 30,
(in thousands)	2016	2015
U.S	$(4,462)	$(1,807)
Asia	15,222	10,054
Mexico	1,656	1,337
EMEA	5,062	(333)

Total income from operations	$17,478	$9,251

U.S. Segment

Net sales in the three months ended June 30, 2016 were $45.1 million, up from $40.5 million in the same period in 2015. Net sales of wind blades were $38.5 million during the three months ended June 30, 2016 as compared to $28.9 million in the same period of 2015. The increase was driven by an increase in the number of wind blades delivered in the three months ended June 30, 2016 compared to the same period in 2015 due to the transition in 2015 to the production of larger wind blade models at our customer’s request. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2016 were $5.3 million compared to $10.5 million during the same period in 2015. This decrease was primarily the result of model-specific tooling equipment manufactured in our Rhode Island facility in the 2015 period as required by our customers due to the transition to larger wind blade models for use in our Mexico plant as well as for use at the plants of another U.S. wind blade manufacturer.

The loss from operations for the three months ended June 30, 2016 was $4.5 million as compared to a loss of $1.8 million in the same period in 2015. These amounts include corporate general and administrative costs of $5.3 million and $2.9 million for the three months ended June 30, 2016 and 2015, respectively. Notwithstanding these costs, the operating results were driven by increased wind blade volume and efficiency, partially offset by the lower precision molding volume discussed above.

Asia Segment

Net sales in the three months ended June 30, 2016 were $81.5 million, up from $48.2 million in the same period in 2015. Net sales of wind blades were $76.7 million in the three months ended June 30, 2016 as compared to $43.0 million in the same period in 2015. The increase was the result of a 107.2% increase in the number of wind blades delivered during the three months ended June 30, 2016 compared to the same period in 2015, along with a change in the mix of wind blade models sold. This was primarily the result of the start of production for a new customer in our Dafeng facility during the latter half of 2015 as well as the addition of one manufacturing line for an existing customer. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2016 were $4.7 million compared to $5.2 million during the same period in 2015. These sales were driven by demand from our customers for precision molding in the United States, China and Turkey that we manufactured in our Taicang City facility.

Income from operations in the Asia segment for the three months ended June 30, 2016 was $15.2 million as compared to $10.1 million in the same period in 2015. In addition to the factors noted above, this increase reflected continued operational efficiencies and other improvements in our Taicang Port and Dafeng wind blade facilities relative to the same period in 2015.

Mexico Segment

The Mexico segment had net sales of $27.6 million in the three months ended June 30, 2016 as compared to $22.7 million in the same period in 2015, reflecting a 5.8% increase in wind blade volume, along with a change in the mix of wind blade models notwithstanding the fact that three lines were still in transition during a part of the quarter. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2016 and 2015 periods.

Income from operations in the Mexico segment for the three months ended June 30, 2016 was $1.7 million as compared to $1.3 million in the same period in 2015. The improvement was due to the increase in wind blade volume in 2016 and improved operating efficiency compared to the same period in 2015.

EMEA Segment

Net sales during the three months ended June 30, 2016 were $40.1 million, up from $38.3 million in the same period in 2015. The increase was driven by changes in our wind blade mix, partially offset by a 1.1% decrease in wind blade volume. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2016 and 2015 notwithstanding the transition costs incurred during the quarter.

Income from operations in the EMEA segment for the three months ended June 30, 2016 was $5.1 million as compared to a loss of $0.3 million in the same period in 2015. The increase was driven by improved operating performance. The impact of the strengthening U.S. dollar against the Euro and Turkish Lira reduced net sales and costs of goods sold in the three months ended June 30, 2016 by 2.2% and 2.6%, respectively. This compares to reductions of 23.6% and 20.9% on net sales and cost of goods sold, respectively, for the comparable 2015 period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes certain information relating to our operating results for the six months ended June 30, 2016 and 2015 that has been derived from our unaudited condensed consolidated financial statements.

	Six Months Ended June 30,
(in thousands)	2016	2015
Net sales	$370,365	$245,328

Cost of sales	328,248	220,092
Startup and transition costs	6,361	12,535

Total cost of goods sold	334,609	232,627

Gross profit	35,756	12,701
General and administrative expenses	10,089	6,107

Income from operations	25,667	6,594
Other expense	(8,110)	(7,137)

Income (loss) before income taxes	17,557	(543)
Income tax provision	(4,256)	(1,104)

Net income (loss)	13,301	(1,647)
Net income attributable to preferred shareholders	4,875	4,712

Net income (loss) attributable to common shareholders	$8,426	$(6,359)

The following table summarizes certain information relating to our operating results as a percentage of total net sales.

	Six Months Ended June 30,
	2016	2015
Net sales	100.0%	100.0%

Cost of sales	88.7%	89.7%
Startup and transition costs	1.7%	5.1%

Total cost of goods sold	90.4%	94.8%

Gross profit	9.6%	5.2%
General and administrative expenses	2.7%	2.5%

Income from operations	6.9%	2.7%
Other expense	-2.2%	-2.9%

Income (loss) before income taxes	4.7%	-0.2%
Income tax provision	-1.1%	-0.5%

Net income (loss)	3.6%	-0.7%
Net income attributable to preferred shareholders	1.3%	1.9%

Net income (loss) attributable to common shareholders	2.3%	-2.6%

Net sales for the six months ended June 30, 2016 increased by $125.1 million or 51% to $370.4 million compared to $245.3 million in the same period in 2015. This was primarily driven by a 81.9% increase in the number of wind blades delivered in the six months ended June 30, 2016 compared to the same period in 2015. Net sales of wind blades were $347.6 million for the six months ended June 30, 2016 as compared to $211.5 million in the same period in 2015. These increases were primarily the result of additional wind blade volume at each of our plants. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2016 decreased to $19.9 million from $32.7 million in the same period in 2015. This decrease was primarily the result of reduced demand from our customers for precision molding and assembly systems from our China facility during the six months ended June 30, 2016. Total billings for the six months ended June 30, 2016 increased by $114.0 million or 44% to $370.7 million compared to $256.7 million in the same period in 2015. The impact of the strengthening of the U.S. dollar against the Euro at our Turkey operation on consolidated net sales and total billings for the six months ended June 30, 2016 was not significant compared to reductions of 4.7% and 4.0%, respectively, for the same period in 2015.

Total cost of goods sold for the six months ended June 30, 2016 was $334.6 million and included aggregate costs of $6.4 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. This compares to total cost of goods sold for the six months ended June 30, 2015 of $232.6 million, including aggregate costs of $12.5 million related to the transition of wind blades in our U.S., Mexico, Turkey and Taicang, China plants and startup costs in Mexico and Dafeng, China. Cost of goods sold as a percentage of net sales of wind blades increased by 2.0% in the six months ended June 30, 2016 as compared to the same period in 2015, driven by higher operating costs in our Turkey plant due to increased warranty costs and partially offset by improved operating efficiency in China and Mexico. Cost of goods sold as a percentage of net sales from the manufacturing of precision molding and assembly systems increased by 5.5% during the six months ended June 30, 2016 as compared to the same period in 2015. The impact of the strengthening of the U.S. dollar against the Euro at our Turkey operation reduced consolidated cost of goods sold by 1.4% for six months ended June 30, 2016, compared to a 4.7% reduction for the same period in 2015.

General and administrative expenses for the six months ended June 30, 2016 totaled $10.1 million as compared to $6.1 million for the same period in 2015. As a percentage of net sales, general and administrative expenses were 2.7% for the six months ended June 30, 2016, up from 2.5% in the same period in 2015. The increased expenditures for general and administrative expenses were driven by the costs of enhancing our corporate support functions during this period of growth.

Other expense increased to $8.1 million for the six months ended June 30, 2016 from $7.1 million for the same period in 2015. This increase was driven by higher interest expense from additional borrowings under our credit facilities to fund our growth initiatives, most notably our expansions and ramp-ups in Dafeng, China, Mexico and Turkey.

Income tax provision increased to $4.3 million for the six months ended June 30, 2016 from $1.1 million for the same period in 2015. The increase was primarily due to the improved operating results in China and Mexico.

Net income for the six months ended June 30, 2016 was $13.3 million, as compared to a net loss of $1.6 million in the same period in 2015. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $4.9 million during the six months ended June 30, 2016, as compared to $4.7 million in the same period in 2015.

Net income attributable to common shareholders was $8.4 million during the six months ended June 30, 2016 (or $13.3 million on a pro forma basis), versus a loss of $6.4 million in the same period in 2015. This increase was primarily due to the increase in net income discussed above. Diluted earning per share for the six months ended June 30, 2016 was $1.99 (or $0.50 on a pro forma basis), compared to a loss of $1.50 in the six months ended June 30, 2015.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

Net Sales	Six Months Ended June 30,
(in thousands)	2016	2015
U.S	$96,830	$77,921
Asia	145,805	76,217
Mexico	53,175	35,387
EMEA	74,555	55,803

Total net sales	$370,365	$245,328

Income (loss) from Operations	Six Months Ended June 30,
(in thousands)	2016	2015
U.S	$(5,123)	$(4,030)
Asia	30,764	12,574
Mexico	2,623	9
EMEA	(2,597)	(1,959)

Total income from operations	$25,667	$6,594

U.S. Segment

Net sales in the six months ended June 30, 2016 were $96.8 million, up from $77.9 million in the same period in 2015. Net sales of wind blades were $78.8 million during the six months ended June 30, 2016 as compared to $57.8 million in the same period of 2015. The increase was driven by an increase in the number of wind blades delivered in the six months ended June 30, 2016 compared to the same period in 2015 due to the transition in 2015 to the production of larger wind blade models at our customer’s request. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2016 were $15.1 million compared to $18.9 million during the same period in 2015. This decrease was primarily the result of reduced demand for model-specific tooling equipment manufactured in our Rhode Island facility as required by our customers due to the transition to larger wind blade models.

The loss from operations for the six months ended June 30, 2016 was $5.1 million as compared to a loss of $4.0 million in the same period in 2015. These amounts include corporate general and administrative costs of $10.1 million and $6.1 million for the six months ended June 30, 2016 and 2015, respectively. Notwithstanding these costs, the operating results were driven by increased wind blade volume and efficiency, partially offset by the lower precision molding volume discussed above.

Asia Segment

Net sales in the six months ended June 30, 2016 were $145.8 million, up from $76.2 million in the same period in 2015. Net sales of wind blades were $141.1 million in the six months ended June 30, 2016 as compared to $62.4 million in the same period in 2015. The increase was the result of a 170.5% increase in the number of wind blades delivered during the six months ended June 30, 2016 compared to the same period in 2015, along with a change in the mix of wind blade models sold. This was primarily the result of the start of production for a new customer in our Dafeng facility during the latter half of 2015 as well as the addition of one manufacturing line for an existing customer. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2016 were $4.7 million compared to $13.8 million during the same period in 2015. The 2015 sales were driven by demand from our customers for precision molding in the United States, China and Turkey that we manufactured in our Taicang City facility.

Income from operations in the Asia segment for the six months ended June 30, 2016 was $30.8 million as compared to $12.6 million in the same period in 2015. In addition to the factors noted above, this increase reflected continued increasing operational efficiencies and other improvements in our Taicang Port and Dafeng wind blade facilities relative to the same period in 2015.

Mexico Segment

The Mexico segment had net sales of $53.2 million in the six months ended June 30, 2016 as compared to $35.4 million in the same period in 2015, reflecting a 40.2% increase in wind blade volume, notwithstanding the transition to the production of a larger wind blade model at our customer’s request during the period. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2016 and 2015 periods.

Income from operations in the Mexico segment for the six months ended June 30, 2016 was $2.6 million as compared to breakeven in the same period in 2015. The improvement was due to the increase in wind blade volume in 2016 compared to the same period in 2015, partially offset by costs to transition to a larger wind blade model as described above.

EMEA Segment

Net sales during the six months ended June 30, 2016 were $74.6 million, up from $55.8 million in the same period in 2015. The increase was driven by a 37.7% increase in wind blade volume and changes in our wind blade mix. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2016 and 2015.

The loss from operations in the EMEA segment for the six months ended June 30, 2016 was $2.6 million as compared to a loss of $2.0 million in the same period in 2015. The decline was driven by an increase in the warranty reserve. This decline was mostly offset by the higher wind blade volume noted above and improved operating performance. The impact of the strengthening U.S. dollar against the Euro and Turkish Lira did not affect net sales but reduced costs of goods sold in the six months ended June 30, 2016 by 6.1%. This compares to reductions of 19.1% and 19.4% on net sales and cost of goods sold, respectively, for the comparable 2015 period.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations and proceeds received from our credit facilities and our preferred stock offerings. We had net repayments on financing arrangements and customer advances of $10.0 million and $9.1 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had $124.6 million in outstanding indebtedness, excluding debt issuance costs and debt discount. Additionally, as of June 30, 2016, we had a customer advance of $2.0 million outstanding which was repaid in full in August 2016. As of June 30, 2016, we had an aggregate of $45.7 million of remaining capacity and $31.5 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

In July 2016, we completed an IPO of 7,187,500 shares of our common stock at a public offering price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. We received approximately $69.5 million in proceeds, net of underwriting discounts and estimated offering expenses and intend to use the net proceeds from the public offering for our working capital and other general corporate purposes, including financing existing manufacturing operations, expansion in existing and new geographies and repayment of a customer advance. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants were converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into an aggregate of 1,079,749 shares of common stock at the public offering price of $11.00 per share. Prior to the IPO, in July 2016 we also consummated a 360-for-1 forward stock split of our common stock.

We anticipate that any new facilities and future facility expansions will be funded through the proceeds of our IPO, the incurrence of other indebtedness and other potential sources of liquidity.

At June 30, 2016 and December 31, 2015, we had unrestricted cash, cash equivalents and short-term investments totaling $31.1 million and $45.9 million, respectively. The June 30, 2016 balance included $14.1 million of cash located outside of the United States, including $7.2 million in China, $6.3 million in Turkey and $0.6 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through a Technology License Contract, a Services Agreement and dividends. Under the Technology License Contract, TPI Composites (Taicang) Co, Ltd., or TPI Taicang, is required to pay TPI Technology, Inc., our wholly-owned subsidiary, 4.9% of its net sales for the use of an exclusive and non- transferable license to use Technical Information, as defined in the Technology License Contract, to produce products at its facilities. Under the Services Agreement, we provide (i) accounting and financial advisory services, (ii) environmental and EHS programs, (iii) information technology and data services, (iv) global sourcing and procurement services and (v) engineering and development services to TPI Taicang. We are compensated quarterly based on agreed upon hourly rates for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($5.2 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2015, the amount of surplus reserve fund was $2.9 million.

Operating Cash Flows

	Six Months Ended June 30,
(in thousands)	2016	2015
Net income (loss)	$13,301	$(1,647)
Depreciation and amortization	6,173	5,310
Other non-cash items	2,339	2,147
Changes in assets and liabilities	(11,638)	(5,742)

Net cash provided by operating activities	$10,175	$68

Net cash provided by operating activities totaled $10.2 million for the six months ended June 30, 2016 and was primarily the result of net income for the period of $13.3 million, depreciation and amortization of $6.2 million and other non-cash items of $2.3 million, offset by net changes in working capital. The key components of the $11.6 million increase in working capital include an increase in accounts receivable of $14.6 million, a $9.6 million increase in prepaid expenses and other current assets, a $2.5 million increase in other noncurrent assets and a $2.4 million increase in inventory. This was partially offset by a $17.0 million increase in accrued warranty. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the six months ended June 30, 2016.

Net cash provided by operating activities totaled $0.1 million for the six months ended June 30, 2015 and was primarily the result of depreciation and amortization of $5.3 million and other non-cash items of $2.1 million, offset by the net loss for the period of $1.6 million and net changes in working capital. The key components of the $5.7 million increase in working capital include a $16.8 million increase in accounts receivable, a $12.7 million increase in inventory, a $7.2 million decrease in customer deposits and a $5.3 million increase in prepaid expenses and other current assets. This was partially offset by a $21.5 million increase in accounts payable and accrued expenses, an $8.8 million increase in deferred revenue, a $4.3 million decrease in other long-term assets and a $1.4 million increase in accrued warranty. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the six months ended June 30, 2015.

Investing Cash Flows

	Six Months Ended June 30,
(in thousands)	2016	2015
Purchase of property and equipment	$(14,244)	$(20,310)

Net cash used in investing activities	$(14,244)	$(20,310)

Net cash flows used in investing activities totaled $14.2 million and $20.3 million for the six months ended June 30, 2016 and 2015, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the six months ended June 30, 2016 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our original wind blade facility in Mexico. The capital expenditures for the six months ended June 30, 2015 primarily related to the expansion of our China and Iowa wind blade facilities.

We anticipate fiscal year 2016 capital expenditures of approximately $50 million. We estimate that the cost after June 30, 2016 that we will incur to complete our current projects in process is approximately $4.6 million. We have used and will continue to use cash flow from operations and proceeds from our IPO for major projects currently being undertaken, which include the new manufacturing facilities in Mexico and Turkey discussed above as well as continued investment in existing China and Turkey wind blade facilities.

Financing Cash Flows

	Six Months Ended June 30,
(in thousands)	2016	2015
Net repayments on accounts receivable financing	$(8,565)	$(1,292)
Net repayments on working capital loans	(764)	(4,954)
Net repayments of other debt	(2,664)	(2,809)
Payments for acquisition of noncontrolling interest	—	(1,250)
Proceeds from customer advances	2,000	—
Restricted cash and other	(648)	(647)

Net cash used in financing activities	$(10,641)	$(10,952)

The net cash flows used in financing activities totaled $10.6 million for the six months ended June 30, 2016 compared to $11.0 million in the comparable period of 2015. Both periods primarily reflect the net repayments of accounts receivable financing, working capital loans and other debt.

Description of Our Indebtedness

Senior Financing Agreement: In August 2014, we entered into an agreement to borrow up to $75.0 million through a credit facility, or the Credit Facility, in order to refinance existing indebtedness as well as to fund current operations and future growth opportunities. The initial amount drawn on the closing date was $50.0 million and an additional $5.0 million was drawn in December 2014. In December 2014, in connection with the additional $5.0 million draw on our Credit Facility, we amended the Credit Facility with the lender. In December 2015, we further amended the Credit Facility to increase the total available principal amount under the Credit Facility from $75.0 million to $100.0 million. The borrowing has an initial term of four years and matures in 2018, provides for various financial covenants and bears interest at the London Interbank Offered Rate, or LIBOR, with a 1.0% floor, plus 8.0%. The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including EBITDA (as defined in the Credit Facility) minimum covenants, a leverage ratio and a fixed-charge coverage ratio. The Credit Facility limits annual capital expenditures based on budgets submitted to and agreed to with the lender and there is also an annual excess cash flow sweep requirement. In connection with the December 2015 amendment, all financial covenants were revised and the measurement period changed from monthly to quarterly and at June 30, 2016, we were in compliance with all covenants. Concurrent with the December 2015 amendment, we borrowed an additional $20.0 million under the Credit Facility to fund our future growth and expansion. As of both June 30, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $74.4 million. We cannot assure you that we will be able to maintain appropriate minimum EBITDA (as defined in the Credit Facility), leverage or fixed-charge coverage ratio requirements in the future.

The Credit Facility, as amended, requires us to make principal payments in the amount of 1.25% of the then outstanding principal loan balance each quarter and deferred any further principal payments until September 2016. If we prepay any of the outstanding principal loan balance prior to December 8, 2016, we are required to pay the lender a premium in an amount equal to the amount of interest that otherwise would have been payable from the date of prepayment until December 8, 2016 plus 3.0% of the amount of the principal loan balance that was prepaid. We are not required to pay such a premium if we prepay the outstanding principal loan balance under the Credit Facility with proceeds from the IPO and we refinance the Credit Facility with the lender or its affiliates. If we prepay any of the outstanding principal loan balance after December 8, 2016 through December 8, 2017, we are required to pay the lender 3.0% of the principal loan balance that was prepaid, and if we prepay any of the outstanding loan balance after December 8, 2017 through August 18, 2018, we are required to pay a premium of 1.5% of the amount of the principal loan balance that was prepaid.

In conjunction with the additional $5.0 million borrowing under the Credit Facility in December 2014 as discussed above, we entered into a note purchase agreement with five current investors for the purchase of $10.0 million of Subordinated Convertible Promissory Notes, or the Subordinated Convertible Promissory Notes. The Subordinated Convertible Promissory Notes bore interest at 12.0% per annum and were to automatically mature and be due and payable on the earlier of the completion of any change of control, a qualified initial public offering or at the election of the note holders at any time after the occurrence of an event of default. The amount outstanding under the Subordinated Convertible Promissory Notes was $10.0 million at both June 30, 2016 and December 31, 2015. The note purchase agreement contained a beneficial conversion feature that was originally valued at $5.2 million and was accounted for as a debt discount and an increase in shareholders’ equity. The debt discount was accreted to interest expense ratably over the term of the Subordinated Convertible Promissory Notes. The amount of the unamortized debt discount at June 30, 2016 and December 31, 2015 was $1.5 million and $3.0 million, respectively. Immediately prior to the closing of the IPO in July 2016, the outstanding principal balance and accrued interest through the date of the IPO of $11.9 million was converted to 1,079,749 shares of common stock at the IPO price of $11.00 per share.

Working Capital Agreements: The Asia segment has entered into several working capital financing agreements with Chinese financial institutions and as of December 31, 2015, we had $9.5 million outstanding under the agreements. These loans beared interest at rates ranging from 5.6% to 6.9% annually, which was payable monthly. The principal on these loans was scheduled to be paid from between 3 to 12 months from each loan origination date.

In connection with the December 2015 amendment to the Credit Facility noted above, we agreed to repay all but $2.1 million of the outstanding indebtedness incurred in connection with our working capital financing agreements with our lenders in China by June 30, 2016 and any remaining amount by September 30, 2016, or sooner if we are not in compliance with the financial covenants in the Credit Facility. We repaid all of the amounts outstanding as of June 30, 2016.

In June 2013, our EMEA segment entered into a loan in the amount of $3.0 million, which accrued interest annually at a rate of LIBOR plus 2.2%, with a financial institution in Poland. The loan was collateralized by a $3.5 million deposit made by our Asia segment. This facility was used to fund machinery, equipment and building improvements at the facility in Turkey. The loan was paid off upon maturity in June 2015 and the related $3.5 million deposit was returned.

Accounts Receivable and Unsecured Financing: In March 2014, our EMEA segment entered into a general credit agreement with a Turkish financial institution to provide up to $12.0 million, which was increased to $20.0 million in August 2014, of short-term collateralized financing secured by invoiced accounts receivable of one of the EMEA segment’s customers. Interest accrues annually at the Euro Interbank Offered Rate, or EURIBOR, plus 0.2% (currently 5.75%) for Euro denominated debt and is paid quarterly. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. In December 2014, our EMEA segment obtained an additional $7.0 million of unsecured financing under a general credit agreement with the same Turkish financial institution. This increased the facility total to $27.0 million. All credit agreement terms remained the same. As of June 30, 2016 and December 31, 2015, there was $15.8 million and $22.8 million outstanding under this agreement, respectively.

In December 2014, our EMEA segment entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million short-term financing of which $10.0 million is collateralized financing secured by accounts receivable of one of the EMEA segment’s customers and the remaining $6.0 million is unsecured. Interest accrues at an average rate of 6.25%. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. The amounts outstanding under this agreement were $4.4 million and $6.3 million as of June 30, 2016 and December 31, 2015, respectively. This credit agreement replaced the credit agreement described below.

During 2014, our Asia segment entered into several accounts receivable financing agreements with a Chinese financial institution secured by invoiced accounts receivable of certain of the Asia segment’s customers. Interest accrues at 6.6% annually and is payable monthly. The principal on these loans is scheduled to be paid from between one to six months from each loan origination date but have been, and we anticipate will continue to be, renewed at their maturities. As of June 30, 2016 and December 31, 2015, there was $1.8 million and $6.6 million outstanding under these agreements, respectively.

In March 2016, our EMEA segment entered into a general credit agreement with a Turkish financial institution to provide up to approximately $37.1 million (as of June 30, 2016, or 33.5 million Euro) of short-term financing of which approximately $22.2 million (20.0 million Euro) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers, approximately $13.8 million (12.5 million Euro) for the collateralized financing of capital expenditures and approximately $1.1 million (1.0 million Euro) related to letters of guarantee. Interest on the collateralized financing accrues at the three month EURIBOR plus 5.75% and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (currently 6.75%) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with a final maturity date of March 2017. As of June 30, 2016 there was $13.8 million outstanding under the unsecured financing line.

Equipment Lease and Other Arrangements: We have entered into certain capital lease and construction loan arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 4.0% to 9.0% annually, and principal and interest are payable monthly. As of June 30, 2016 and December 31, 2015, there was $4.3 million and $7.0 million outstanding under these arrangements, respectively.

Customer Advances: In January 2016, we entered into an agreement with GE Wind and received an advance of $2.0 million, all of which was outstanding as of June 30, 2016. We repaid this advance in full in August 2016.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of June 30, 2016, we leased a total of approximately 3.8 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Santa Teresa, New Mexico; Taicang City, China; Warren, Rhode Island; and Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $10.6 million for the full year 2016.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet arrangements, including transactions with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity or capital resources, other than the accounts receivable assignment agreement described below and the operating lease arrangements presented in our Registration Statement on Form S-1 filed on July 21, 2016. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in condensed consolidated financial statements and related notes.

In July 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three and six months ended June 30, 2016, $18.6 million and $36.7 million of receivables were sold to the financial institution, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Registration Statement on Form S-1 filed on July 21, 2016.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Contractual Obligations

During the six months ended June 30, 2016, there have been no material changes to the contractual obligations reported in our Registration Statement on Form S-1 filed on July 21, 2016, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $6.3 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials. We have not hedged, nor do we intend to hedge, our commodity price exposure. We generally lock in pricing for our key raw materials for 12 months which protects us from price increases within that period. Additionally, the arrangements we have with our customers limit the impact of any price or cost increases.

Finally, since many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we can also benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices but also enables us to take full advantage of decreases. We believe that a 10% change in the price of resin and resin systems, the commodities for which we do not have fixed pricing, would have had an impact to income from operations of approximately $6.0 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively.

Interest Rate Risk. We have borrowed an aggregate $75.0 million under a term loan that is tied to LIBOR which was used to refinance existing indebtedness, fund future growth opportunities and current operations. During 2014, our Turkey operation entered into a general credit agreement with a Turkish financial institution to provide up to $12.0 million, which was increased to $20.0 million, of short-term collateralized financing on invoiced accounts receivable of one of its customers and unsecured financing that is tied to EURIBOR. During 2013, our Turkey operation had entered into a $3.0 million loan with a financial institution in Poland to fund machinery, equipment and building improvements at the facility in Turkey that is also tied to LIBOR. This loan was repaid during June 2015. The $74.4 million outstanding term loan and the Turkey short-term collateralized financing on invoiced accounts receivable and unsecured financings are the only variable rate debt that we held as of June 30, 2016 and December 31, 2015 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of June 30, 2016, a 10% change in the LIBOR or EURIBOR rate would not have a material impact on our future earnings, fair values or cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2016 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations.

As previously disclosed in our Registration Statement on Form S-1, in March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. We filed a motion to dismiss the complaint in April 2015, which was denied. We subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. We filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied our motion in August 2016. A trial date has not yet been set by the court. We continue to deny the substantive allegations of the complaint and we intend to vigorously defend this lawsuit; however, we are currently unable to determine the ultimate outcome of this case.

As previously disclosed in our Registration Statement on Form S-1, in August 2015, we entered into a transition agreement with our former Senior Vice President – Asia, pursuant to which he transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following our discovery that he had materially violated the terms of his transition agreement, we terminated his consultancy for cause. In April 2016, he filed an arbitration claim in China with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that we improperly terminated his transition agreement. He is demanding that we continue to honor the terms of the transition agreement and pay him compensation and fees owed to him under the transition agreement, which in the aggregate total approximately $2.6 million. In addition, he is also challenging the validity of our termination of his option to purchase 164,880 shares of our common stock and 77,760 restricted stock units, which were canceled in January 2016 when we terminated his consultancy. We believe that our termination of his transition agreement was valid and we intend to vigorously defend this matter.

Item 1A. Risk Factors

In addition to other information set forth in this Form 10-Q, careful consideration should be given to the Risk Factors (Part I, Item 1A) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) in our Registration Statement on Form S-1 filed on July 21, 2016, which could materially affect the Company’s business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offerings of Common Stock

On July 21, 2016, our Registration Statement on Form S-1 (File No. 333-212093) was declared effective by the SEC for our IPO whereby we registered an aggregate of 7,187,500 shares of our common stock, including 937,500 shares of our common stock registered for sale by us upon the full exercise of the underwriters’ option to purchase additional shares. On July 27, 2016, we completed our IPO and sold 7,187,500 shares of our common stock at a price to the public of $11.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as the managing underwriters. The total gross proceeds from the offering to us were $79.1 million. After deducting underwriting discounts and commissions of $4.6 million and estimated offering expenses payable by us of $5.0 million, we received approximately $69.5 million in net proceeds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 22, 2016 pursuant to Rule 424(b) of the Securities Act. We invested the remaining funds received in registered money market funds.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI COMPOSITES, INC.

Date: August 30, 2016	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)