Form 10-Q
period 2016-09-30
TPI COMPOSITES, INC
filed 2016-11-09
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2016, there were 33,736,863 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	growth of the wind energy market and our addressable market;
•	the potential impact of General Electric’s pending acquisition of LM Wind Power upon our business;
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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,802	$45,917
Restricted cash	2,409	1,760
Accounts receivable	100,150	72,913
Inventories	58,824	50,841
Inventories held for customer orders	48,203	49,594
Prepaid expenses and other current assets	26,415	31,337
Total current assets	342,803	252,362
Property, plant, and equipment, net	78,635	67,732
Other noncurrent assets	17,655	9,826
Total assets	$439,093	$329,920
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$107,319	$101,108
Accrued warranty	31,057	13,596
Deferred revenue	61,949	65,520
Customer deposits and customer advances	13,775	8,905
Current maturities of long-term debt	27,171	52,065
Total current liabilities	241,271	241,194
Long-term debt, net of debt issuance costs, discount and current maturities	83,751	77,281
Other noncurrent liabilities	4,287	3,812
Total liabilities	329,309	322,287
Commitments and contingencies (Note 11)
Convertible and senior redeemable preferred shares and warrants	—	198,830
Shareholders’ equity (deficit):
Preferred shares, $0.01 par value, 5,500 shares authorized, no shares issued or outstanding at September 30, 2016; no shares issued, outstanding or authorized at December 31, 2015	—	—
Common shares, $0.01 par value, 100,000 shares authorized and 33,737 shares issued and outstanding at September 30, 2016; 31,104 shares authorized and 4,238 shares issued and outstanding at December 31, 2015	337	—
Paid-in capital	291,186	—
Accumulated other comprehensive loss	(1,194)	(25)
Accumulated deficit	(180,545)	(191,172)
Total shareholders’ equity (deficit)	109,784	(191,197)
Total liabilities and shareholders’ equity (deficit)	$439,093	$329,920

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net sales	$198,938	$161,578	$569,303	$406,906
Cost of sales	171,648	150,732	499,896	370,824
Startup and transition costs	5,088	3,011	11,449	15,546
Total cost of goods sold	176,736	153,743	511,345	386,370
Gross profit	22,202	7,835	57,958	20,536
General and administrative expenses	14,065	3,423	24,154	9,530
Income from operations	8,137	4,412	33,804	11,006
Other income (expense):
Interest income	27	11	76	149
Interest expense	(4,663)	(3,620)	(12,709)	(10,894)
Realized loss on foreign currency remeasurement	(243)	(1,351)	(700)	(1,621)
Miscellaneous income (expense)	(152)	31	192	300
Total other expense	(5,031)	(4,929)	(13,141)	(12,066)
Income (loss) before income taxes	3,106	(517)	20,663	(1,060)
Income tax provision	(309)	(1,630)	(4,565)	(2,734)
Net income (loss)	2,797	(2,147)	16,098	(3,794)
Net income attributable to preferred shareholders	596	2,355	5,471	7,067
Net income (loss) attributable to common shareholders	$2,201	$(4,502)	$10,627	$(10,861)
Weighted-average common shares outstanding:
Basic	27,284	4,238	12,042	4,238
Diluted	27,375	4,238	12,133	4,238
Net income (loss) per common share:
Basic	$0.08	$(1.06)	$0.88	$(2.56)
Diluted	$0.08	$(1.06)	$0.88	$(2.56)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income (loss)	$2,797	$(2,147)	$16,098	$(3,794)
Other comprehensive loss:
Foreign currency translation adjustments	(344)	(1,678)	(1,169)	(3,311)
Comprehensive income (loss)	$2,453	$(3,825)	$14,929	$(7,105)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

(In thousands)

	Common		Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(Unaudited)
Balance at December 31, 2015	4,238	$—	$—	$(25)	$(191,172)	$(191,197)
Net income	—	—	—	—	16,098	16,098
Other comprehensive loss	—	—	—	(1,169)	—	(1,169)
Redeemable preferred shares fair value adjustment	—	—	—	—	(5,471)	(5,471)
Issuance of common stock sold in initial public offering (IPO), net of underwriters discount and offering costs	7,188	72	67,127	—	—	67,199
Conversion of convertible preferred shares into common stock upon consummation of IPO	21,110	253	202,993	—	—	203,246
Conversion of subordinated convertible promissory notes into common stock upon consummation of IPO	1,080	11	11,866	—	—	11,877
Conversion of redeemable preferred share warrants into common stock upon consummation of IPO	121	1	1,083	—	—	1,084
Share-based compensation expense	—	—	8,117	—	—	8,117
Balance at September 30, 2016	33,737	$337	$291,186	$(1,194)	$(180,545)	$109,784

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$16,098	$(3,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,703	8,471
Share-based compensation expense	8,117	—
Amortization of debt discount	3,018	2,264
Amortization of debt issuance costs	1,273	949
Changes in assets and liabilities:
Accounts receivable	(27,237)	(30,779)
Inventories	(6,592)	4,627
Prepaid expenses and other current assets	4,922	(4,608)
Other noncurrent assets	(6,900)	5,558
Accounts payable and accrued expenses	6,339	25,528
Accrued warranty	17,461	3,672
Customer deposits	4,870	(5,336)
Deferred revenue	(3,571)	(3,387)
Other noncurrent liabilities	475	345
Net cash provided by operating activities	27,976	3,510
Cash flows from investing activities:
Purchase of property and equipment	(18,917)	(25,161)
Net cash used in investing activities	(18,917)	(25,161)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriters discount and offering costs	67,199	—
Repayment of term loan	(617)	(625)
Net repayments of accounts receivable financing	(6,050)	(4,738)
Net repayments of working capital loans	(4,097)	(7,972)
Net proceeds from (repayments of) other debt	(3,415)	1,131
Payments for acquisition of noncontrolling interest	—	(1,875)
Restricted cash	(649)	(642)
Net cash provided by (used in) financing activities	52,371	(14,721)
Impact of foreign exchange rates on cash and cash equivalents	(545)	(263)
Net change in cash and cash equivalents	60,885	(36,635)
Cash and cash equivalents, beginning of year	45,917	43,592
Cash and cash equivalents, end of period	$106,802	$6,957
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,505	$6,803
Cash paid for income taxes, net	5,191	2,786
Supplemental disclosures of noncash investing and financing activities:
Conversion of subordinated convertible promissory notes into common stock	11,877	—
Equipment acquired through capital lease and financing obligations	1,464	2,506
Accrued capital expenditures in accounts payable	3,610	733

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Juárez, Mexico and Izmir, Turkey.

Initial Public Offering and Stock Split

In July 2016, the Company completed an initial public offering (IPO) of 7,187,500 shares of the Company’s common stock at a price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of the Company’s existing shareholders, a director and executive officers purchased an aggregate of 1,250,000 shares of common stock in the IPO included in the total issuance above. The net proceeds from the IPO were $67.2 million after deducting underwriting discounts and offering expenses. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share.

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

Basis of Presentation

The Company divides its business operations into four geographic operating segments—the United States, Asia, Mexico and EMEA, as follows:

•

The U.S. segment includes (1) the manufacturing of wind blades at the Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades in the Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which the Company also conducts in its Rhode Island and Massachusetts facilities and (4) its corporate headquarters, the costs of which are included in general and administrative expenses.

•

The Asia segment includes (1) the manufacturing of wind blades at a facility in Taicang Port, China and in two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems in the Taicang City, China facility, (3) the manufacture of components in a second Taicang Port, China facility and (4) wind blade inspection and repair services.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•

The Mexico segment manufactures wind blades from two facilities in Juárez, Mexico, one of which commenced operations in early 2014 and the second during the third quarter of 2016. The Mexico segment has also entered into a new lease agreement with a third party for a third manufacturing facility in Juárez, Mexico, and expects to commence operations in this new facility in the first quarter of 2017.

•

The EMEA segment manufactures wind blades from two facilities in Izmir, Turkey. The Company entered into a joint venture with ALKE Insaat Sanayive Ticaret A.S. (ALKE) in March 2012 to produce wind blades in the first Turkey plant and in December 2013 became the sole owner of the Turkey operation with the acquisition of the remaining 25% interest owned primarily by ALKE. The EMEA segment commenced operations in the second facility during the third quarter of 2016.

The accompanying consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Registration Statement on Form S-1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2016, and the results of the Company’s operations, comprehensive income (loss) and cash flows for the periods presented. The Company derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full years.

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

Warranty accrual consisted of the following (in thousands):

2016
Warranty accrual at beginning of year	$13,596
Accrual during the period	19,132
Cost of warranty services provided during the period	(385)
Reduction of reserves	(1,286)
Warranty accrual at end of the period	$31,057

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

reflects the calculation of the weighted-average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted-average shares outstanding	27,284	4,238	12,042	4,238
Effect of dilutive stock options and warrants	91	—	91	—
Diluted weighted-average shares outstanding	27,375	4,238	12,133	4,238

The Company has potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect would be anti-dilutive for the three and nine months ended September 30, 2015. The potentially dilutive securities excluded from the calculation include common shares issued upon conversion or exercise of options and warrants.

Assuming that the IPO had occurred on January 1, 2015, diluted earnings per share would have been $0.08 and a loss of $0.06 for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, diluted earnings per share would have been $0.48 and a loss of $0.11, respectively.

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

The Company expects to adopt Topic 606 as of January 1, 2017 with retrospective application to January 1, 2015 through December 31, 2016. Based on the Company’s preliminary evaluation of the new standard, revenue recognition in accordance with Topic 606 differs from the current guidance provided by GAAP as outlined in the SEC’s Staff Accounting Bulletin 104, which requires the Company to defer recognition of revenue until the risk of loss has passed to the customer and delivery has been made or a fixed delivery schedule has been provided by the customer. Since the Company’s products have no alternative use to the Company due to contractual restrictions placed by each customer on the technical specifications and design of the products, the Company’s preliminary assessment is that revenue upon adoption of Topic 606 will likely be recognized over time during the course of the production process and before the product is delivered to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company expects that the adoption of Topic 606 will have a material impact on the amount of net sales, cost of goods sold and income from operations reported in the Statements of Operations in future periods. In accordance with Topic 606, revenues will be recognized over the time period of the production process, whereas currently it is recognized upon delivery to the client. Further, since revenue will be recognized over time for manufacturing contracts, future net sales will include amounts related to products that are in production as of the period end. Finally, the gross margin realized in the period may be impacted by the changes related to the timing and amount of revenue recognized for products in the production process.

The changes noted above involving the timing of revenue recognition will materially impact the amount of reported assets and liabilities associated with our manufacturing contracts. Upon adoption of Topic 606, the Company will include amounts recognized in revenue for products in production in contract assets, which differs from the current practice of including the balances in inventory and will include an amount for the margin recognized to date. The Company believes that it will no longer report inventory held for customer orders since revenue will be recognized over time during the course of the production process and before the product is delivered to the customer. Contract liabilities will be reported for amounts collected from customers in advance of the production of products. The amount of deferred revenue will be substantially reduced as revenue for products will be recognized over time.

The Company does not anticipate a change in the timing of cash receipts and payments from customers as customers will continue to be invoiced as products are completed; however, the impact to the amounts reported in the statements of cash flows operating activities upon application of Topic 606 is expected to be material.

The Company has a project plan in place for the transition to revenue recognition in accordance with Topic 606 including necessary changes to accounting processes and procedures, the chart of accounts, the system of internal control and retrospective application of the standard to periods beginning December 31, 2014 through December 31, 2016. The Company expects to complete the plan in time to report in accordance with Topic 606 for the first quarterly filing on Form 10-Q for the period ended March 31, 2017.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2016 and 2015. At September 30, 2016 and December 31, 2015, the Company had $89.8 million and $33.2 million, respectively, of cash in deposit accounts in U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts in the past.

The Company also maintains cash in bank deposit accounts outside the U.S. with no deposit insurance. This includes $10.6 million in China, $5.8 million in Turkey and $0.6 million in Mexico as of September 30, 2016. The Company has not experienced losses in these accounts in the past.

Note 3. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and consolidated affiliates (GE) for the manufacture and supply of wind blades. In October 2016, the Company extended the term of certain of its supply agreements with GE through December 31, 2020 and entered into a new supply agreement as described in note 14, Subsequent Events. GE currently owns 8.4% of the Company’s common stock outstanding as of September 30, 2016.

For the three months ended September 30, 2016 and 2015, the Company recorded related-party sales with GE of $98.1 million and $82.2 million, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recorded related-party sales with GE of $292.4 million and $213.9 million, respectively. The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. As a result of the supply agreements, GE is the Company’s largest customer. As of September 30, 2016 and December 31, 2015, the Company had accounts receivables related to sales to GE of approximately $29.2 million and $19.0 million, respectively.

In January 2016, the Company entered into an agreement with GE and received an advance of $2.0 million, which the Company repaid in full in August 2016.

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

Note 4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts receivable	$99,139	$71,588
Other accounts receivable	1,011	1,325
Total accounts receivable	$100,150	$72,913

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$29,934	$29,022
Work in process	20,359	16,630
Finished goods	8,531	5,189
Total inventories	$58,824	$50,841

Note 6. Property, Plant, and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Machinery and equipment	$54,771	$49,078
Buildings	13,867	14,047
Leasehold improvements	17,656	14,259
Office equipment and software	3,960	3,691
Furniture	16,032	15,140
Vehicles	345	279
Construction in progress	14,513	4,660
Total	121,144	101,154
Accumulated depreciation and amortization	(42,509)	(33,422)
Property, plant and equipment, net	$78,635	$67,732

Total depreciation and amortization for the three months ended September 30, 2016 and 2015 was $3.5 million and $3.2 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $9.7 million and $8.5 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Discount

Long-term debt, net of debt issuance costs and discount, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Senior term loan—U.S.	$73,758	$74,375
Accounts receivable financing—Turkey	21,077	20,505
Working capital loans—Turkey	14,022	—
Equipment capital lease—U.S.	2,903	2,678
Equipment capital lease—Turkey	1,801	2,879
Equipment loan—Mexico	117	164
Construction financing—Mexico	100	1,204
Equipment capital lease—Mexico	91	37
Subordinated convertible promissory notes—U.S.	—	10,000
Working capital loans—China	—	9,548
Unsecured financing—Turkey	—	8,572
Accounts receivable financing—China	—	6,622
Total long-term debt	113,869	136,584
Less: Debt issuance costs	(2,947)	(4,220)
Less: Discount on debt	—	(3,018)
Total long-term debt, net of debt issuance costs and discount	110,922	129,346
Less: Current maturities of long-term debt	(27,171)	(52,065)
Long-term debt, net of debt issuance costs, discount and current maturities	$83,751	$77,281

As discussed in note 1, concurrent with the closing of the Company’s IPO, the principal and accrued interest on the outstanding subordinated convertible promissory notes were converted into an aggregate of 1,079,749 shares of common stock at the public offering price of $11.00 per share. In connection with this conversion, the remaining beneficial conversion feature, debt discount and debt issuance costs totaling $1.3 million were fully expensed as interest expense in the accompanying condensed consolidated statements of operations.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Convertible and Senior Redeemable Preferred Shares and Warrants

The convertible and senior redeemable preferred shares and warrants outstanding as of December 31, 2015 automatically converted to common shares immediately prior to the closing of the IPO, consisted of the following (in thousands, except share and par value data):

December 31, 2015
Series A convertible preferred shares (convertible at 1 share to 3.4974 shares of common stock), $0.01 par value; liquidation preference equal to $50,901; 3,551 shares authorized; 3,551 shares issued and outstanding at December 31, 2015	$50,901
Series B convertible preferred shares (convertible at 1 share to 3.5636 shares of common stock), $0.01 par value; liquidation preference equal to $41,200; 2,813 shares authorized; 2,287 shares issued and outstanding at December 31, 2015	41,200
Series B-1 convertible preferred shares (convertible at 1 share to 5.0243 shares of common stock), $0.01 par value; liquidation preference equal to $52,510; 2,972 shares authorized; 2,972 shares issued and outstanding at December 31, 2015	52,510
Series C convertible preferred shares (convertible at 1 share to 3.2817 shares of common stock), $0.01 par value; liquidation preference equal to $17,490; 2,944 shares authorized; 2,944 shares issued and outstanding at December 31, 2015	17,490
Senior redeemable preferred shares (convertible at 1 share to 13.2211 shares of common stock), $0.01 par value; liquidation preference equal to $64,722; 740 shares authorized; 740 shares issued and outstanding December 31, 2015	27,585
Super senior redeemable preferred shares (convertible at 1 share to 13.2211 shares of common stock), $0.01 par value; liquidation preference equal to $22,141; 1,024 shares authorized; 280 shares issued and outstanding at December 31, 2015	8,060
Redeemable preferred share warrants; 248 warrants issued and outstanding at December 31, 2015	1,084
Convertible and senior redeemable preferred shares and warrants	$198,830

As discussed in note 1, immediately prior to the closing of the IPO, all of the outstanding redeemable preferred shares were converted into an aggregate of 21,110,204 shares of common stock. Prior to conversion, the Company had recorded dividends totaling $0.6 million for the period July 1, 2016 through July 22, 2016 (the date of the Company’s IPO) which are included in the net income attributable to preferred shareholders in the accompanying condensed consolidated statements of operations.

 Redeemable Preferred Share Warrants

As discussed in note 1, immediately prior to the closing of the IPO, the 248 outstanding redeemable Series B preferred share warrants were converted on a net issuance basis into an aggregate of 120,923 shares of common stock.

Common Stock Warrants

In connection with the note purchase agreement dated December 29, 2014, for the purchase of $10.0 million of subordinated convertible promissory notes, a minimum of 160,424 warrants were issued to purchase common stock with an exercise price equal to the lesser of $24.30 or 85% of the IPO price of $11.00 per share, accordingly, after the IPO, the exercise price is $9.35. The warrants are immediately exercisable and expire no later than eight years from the date of issuance. The unamortized fair value of the warrants was expensed upon conversion of the convertible promissory notes concurrent with the IPO. These warrants all remain outstanding as of September 30, 2016.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Share-Based Compensation Plans

The Company granted stock option awards during the nine months ended September 30, 2016 to certain employees under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). Each award granted prior to the consummation of the IPO included a performance condition that required the completion of an initial public offering by the Company and a required vesting period of one to four years commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, the Company began recording compensation expense in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation to be expensed over the remaining vesting period. Total share-based compensation expense recognized during the three and nine months ended September 30, 2016 was $8.1 million, of which approximately $6.3 million related to the service period from the grant date to through June 30, 2016. Of the $8.1 million expense, $1.2 million is included in cost of goods sold and the remaining $6.9 million included in general and administrative expenses. The amount recorded related to restricted stock units was $3.0 million while $5.1 million related to stock options. Furthermore, the total tax benefits related to share-based compensation expense was $1.8 million for the three and nine months ended September 30, 2016. No share-based compensation costs were capitalized during the nine months ended September 30, 2016.

As of September 30, 2016, the unamortized cost of the outstanding restricted stock units was $3.3 million, which the Company expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.9 years. The total unrecognized cost related to non-vested stock option awards was $8.2 million as of September 30, 2016. The Company expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.2 years.

The following table summarizes the activity of the stock options and restricted stock units (RSU) under the Company’s incentive plans:

		Stock Options			RSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2015	3,392,141	3,261,663	$11.90	35,703	731,880	$10.89
Granted	(486,000)	486,000	17.37		—	—
Forfeited/cancelled	519,995	(424,235)	11.78		(95,760)	10.87
Balance as of September 30, 2016	3,426,136	3,323,428	12.71	25,828	636,120	10.90

The following table summarizes the outstanding and exercisable stock option awards as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	25,828	3.3	$8.49	25,828	$8.49
$10.87 - $11.00	2,322,000	8.7	10.87	—	—
$14.31 - $16.53	640,800	9.3	16.41	—	—
$18.70	334,800	10.0	18.70	—	—
$8.49 to $18.70	3,323,428	8.9	12.71	25,828	8.49

Note 10. Income Taxes

Income tax expense was $0.3 million and $1.6 million in the three months ended September 30, 2016 and 2015, respectively, and $4.6 million and $2.7 million in the nine months ended September 30, 2016 and 2015, respectively. The lower effective tax rate is primarily due to the operating results in China and Mexico and the foreign rate differential. The United States and Turkey operations have not had a significant change to the full valuation allowances recorded against their net operating loss carryforwards as of year end. No changes in tax law since December 31, 2015 have had a material impact on the Company’s income tax provision.

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

Note 12. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues (in thousands) for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Customer 1	$98,141	49.3%	$82,204	50.9%	$292,435	51.4%	$213,850	52.6%
Customer 2	50,300	25.3	18,996	11.8	120,716	21.2	35,421	8.7
Customer 3	31,132	15.6	39,063	24.2	96,139	16.9	108,929	26.8
Customer 4	17,844	9.0	18,663	11.6	54,553	9.6	43,414	10.7
Other	1,521	0.8	2,652	1.5	5,460	0.9	5,292	1.2
Total	$198,938	100.0%	$161,578	100.0%	$569,303	100.0%	$406,906	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	September 30, 2016	December 31, 2015
Customer	% of Total	% of Total
Customer 1	29.4%	26.5%
Customer 2	31.4%	27.9%
Customer 3	32.7%	24.4%

Note 13. Segment Reporting

The Company’s operating segments are defined geographically as the United States, Asia, EMEA (Europe, the Middle East and Africa) and Mexico. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of the Company’s segments operate in their local currency except for the Mexico and China segments, which both include a U.S. parent company. Total assets changed during the nine months ended September 30, 2016, primarily as a result of the Company’s IPO; the net proceeds of which are included in the total assets of the U.S. segment.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information regarding each of the Company’s segments for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenues by segment:
U.S.	$45,090	$28,583	$141,920	$106,504
Asia	86,834	68,547	232,639	144,764
Mexico	35,448	30,309	88,623	65,696
EMEA	31,566	34,139	106,121	89,942
Total revenues	$198,938	$161,578	$569,303	$406,906
Revenues by geographic location (1):
U.S.	$45,090	$28,583	$141,920	$106,504
China	86,834	68,547	232,639	144,764
Mexico	35,448	30,309	88,623	65,696
Turkey	31,566	34,139	106,121	89,942
Total revenues	$198,938	$161,578	$569,303	$406,906
Income (loss) from operations:
U.S. (2)	$(12,929)	$(7,000)	$(18,052)	$(11,030)
Asia	17,291	8,277	48,055	20,851
Mexico	3,574	2,337	6,197	2,346
EMEA	201	798	(2,396)	(1,161)
Total income from operations	$8,137	$4,412	$33,804	$11,006

(in thousands)	September 30, 2016	December 31, 2015
Tangible long-lived assets:
U.S.	$16,670	$13,805
Asia (China)	27,513	29,957
Mexico	13,955	12,600
EMEA (Turkey)	20,497	11,370
Total tangible long-lived assets	$78,635	$67,732

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in the U.S. segment includes corporate general and administrative costs of $14.1 million and $3.4 million for the three months ended September 30, 2016, respectively, and $24.2 million and $9.5 million for the nine months ended September 30, 2016, respectively.

Note 14. Subsequent Events

In October 2016, the Company entered into an amended and restated supply agreement with GE for the continued supply of wind blades from its Newton, Iowa manufacturing facility. The amended and restated supply agreement extends the term of the supply agreement from December 31, 2018 to December 31, 2020 and provides for the supply of wind blades to GE upon substantially similar terms and conditions as in effect prior to the execution of the amended and restated supply agreement.

The Company also entered into an amendment to its existing supply agreement with GE for the continued supply of wind blades from its Juárez, Mexico manufacturing facility. The amendment extends the term of the supply agreement from December 31, 2018 to December 31, 2020 and provides for the supply of wind blades to GE upon substantially similar terms and conditions as in effect prior to the execution of the amendment.

The Company also entered into a new supply agreement with GE for the supply of incremental wind blades from its third manufacturing facility under construction in Juárez, Mexico through December 31, 2020. The terms and conditions of this supply agreement are substantially similar to the terms and conditions of the existing Mexico supply agreement with GE as described above. The Company expects to commence production under this supply agreement in the first half of 2017.

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

OVERVIEW

Our Company

We are the largest U.S.-based independent manufacturer of composite wind blades. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of November 9, 2016, our long-term supply agreements provide for minimum aggregate volume commitments from our customers of $2.7 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of over $4.2 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 99% of our total net sales in each of the three and nine month periods ended September 30, 2016 and 2015.

In July 2016, we completed an initial public offering (IPO) of 7,187,500 shares of our common stock at a price of $11.00 per share, which includes 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of our existing shareholders, a director and executive officers purchased an aggregate of 1,250,000 shares of our common stock in the IPO included in the total issuance above. We received $67.2 million in proceeds, net of underwriting discounts and offering expenses and we intend to use the net proceeds from the public offering for our working capital and other general corporate purposes, including financing existing manufacturing operations, expansion in existing and new geographies and repayment of a customer advance. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants were converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share. Prior to the IPO, in July 2016 we amended our amended and restated certificate of incorporation to effect a 360-for-1 forward stock split of our common stock.

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

•

Our Asia segment includes (1) the manufacturing of wind blades in facilities in Taicang Port, China and in two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems in our Taicang City, China facility, (3) the manufacture of components in our second Taicang Port, China facility and (4) wind blade inspection and repair services.

•

Our Mexico segment manufactures wind blades from two facilities in Juárez, Mexico, one of which commenced operations in late 2014 and the second during the third quarter of 2016. We have also entered into a new lease agreement with a third party for a third manufacturing facility in Juárez, Mexico, and expect to commence operations in this new facility in the first quarter of 2017.

•

Our EMEA segment manufactures wind blades from two facilities in Izmir, Turkey. We entered into a joint venture with ALKE Insaat Sanayive Ticaret A.S. (ALKE) in March 2012 to begin producing wind blades in the first Turkey plant and in December 2013, we became the sole owner of the Turkey operation by acquiring the remaining 25% interest previously owned by ALKE. We commenced operations in the second facility during the third quarter of 2016.

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

For the three months ended September 30, 2016 and 2015 and for the nine months ended September 30, 2016 and 2015, our research and development expenses (included in general and administrative expenses) totaled $0.4 million, $0.2 million, $1.0 million and $0.6 million, respectively.

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

Net Income Attributable to Preferred Shareholders

Net income attributable to preferred shareholders related to the accrual of dividends on our convertible and senior redeemable preferred shares and the accretion to redemption amounts on our convertible preferred shares and warrant fair value adjustment. Immediately prior to the closing of our IPO, all preferred shares were converted into shares of our common stock and as a result, the accrual of dividends on the preferred shares has ceased.

KEY FINANCIAL MEASURES

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze the performance of our company. The “non-GAAP” financial measures consist of total billings, EBITDA, adjusted EBITDA and net debt, which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts (MWs) of energy capacity for wind blades invoiced, manufacturing lines dedicated to customers under long-term supply agreements, total manufacturing lines installed, manufacturing lines in startup and manufacturing lines in transition, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net sales	$198,938	$161,578	$569,303	$406,906
Total billings(1)	$196,095	$153,145	$566,779	$409,837
Net income (loss)	$2,797	$(2,147)	$16,098	$(3,794)
EBITDA(1)	$11,272	$6,253	$42,999	$18,156
Adjusted EBITDA(1)	$19,632	$7,604	$51,816	$19,777
Capital expenditures	$4,673	$4,851	$18,917	$25,161

(in thousands)	September 30, 2016	December 31, 2015
Total debt, net of debt issuance costs and discount	$110,922	$129,346
Net debt(1)	$7,067	$90,667

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

EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income or loss plus interest expense (including losses on extinguishment of debt and net of interest income), income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any share-based compensation expense plus or minus any realized gains or losses from foreign currency remeasurement. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance. In addition, our Credit Facility contains minimum EBITDA (as defined in the Credit Facility) covenants with which we must comply. We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our uses of EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net sales	$198,938	$161,578	$569,303	$406,906
Change in deferred revenue:
Blade-related deferred revenue at beginning of period (1)	(65,656)	(68,226)	(65,520)	(59,476)
Blade-related deferred revenue at end of period (1)	61,949	56,089	61,949	56,089
Foreign exchange impact (2)	864	3,704	1,047	6,318
Change in deferred revenue	(2,843)	(8,433)	(2,524)	2,931
Total billings	$196,095	$153,145	$566,779	$409,837
Net income (loss)	$2,797	$(2,147)	$16,098	$(3,794)
Adjustments:
Depreciation and amortization	3,530	3,161	9,703	8,471
Interest expense (net of interest income)	4,636	3,609	12,633	10,745
Income tax provision	309	1,630	4,565	2,734
EBITDA	11,272	6,253	42,999	18,156
Share-based compensation expense	8,117	—	8,117	—
Realized loss on foreign currency remeasurement	243	1,351	700	1,621
Adjusted EBITDA	$19,632	$7,604	$51,816	$19,777

(1)	Total billings is reconciled using the blade-related deferred revenue amounts at the beginning and the end of the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Blade-related deferred revenue at beginning of period	$65,656	$68,226	$65,520	$59,476
Non-blade related deferred revenue at beginning of period	—	—	—	—
Total current and noncurrent deferred revenue at beginning of period	$65,656	$68,226	$65,520	$59,476
Blade-related deferred revenue at end of period	$61,949	$56,089	$61,949	$56,089
Non-blade related deferred revenue at end of period	—	—	—	—
Total current and noncurrent deferred revenue at end of period	$61,949	$56,089	$61,949	$56,089

(2)	Represents the effect of the difference the exchange rate used by our various foreign subsidiaries on the invoice date versus the exchange rate used at the period-end balance sheet date.

Net debt is reconciled as follows:

(in thousands)	September 30, 2016	December 31, 2015
Total debt, net of debt issuance costs and discount	$110,922	$129,346
Add debt issuance costs	2,947	4,220
Add discount on debt	—	3,018
Less cash and cash equivalents	(106,802)	(45,917)
Net debt	$7,067	$90,667

KEY OPERATING METRICS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sets	581	433	1,613	1,082
Estimated megawatts	1,321	987	3,686	2,404
Dedicated manufacturing lines	38	29	38	28
Total manufacturing lines installed	32	29	32	29
Manufacturing lines in startup	2	7	2	8
Manufacturing lines in transition	—	10	3	9

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

Dedicated manufacturing lines are the number of manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements. We monitor dedicated manufacturing lines and believe that presenting this metric to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for our wind blades from customers under our long-term supply agreements in any given period. Dedicated manufacturing lines primarily impacts our net sales and total billings.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes certain information relating to our operating results for the three months ended September 30, 2016 and 2015 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended September 30,
(in thousands)	2016	2015
Net sales	$198,938	$161,578
Cost of sales	171,648	150,732
Startup and transition costs	5,088	3,011
Total cost of goods sold	176,736	153,743
Gross profit	22,202	7,835
General and administrative expenses	14,065	3,423
Income from operations	8,137	4,412
Other expense	(5,031)	(4,929)
Income (loss) before income taxes	3,106	(517)
Income tax provision	(309)	(1,630)
Net income (loss)	2,797	(2,147)
Net income attributable to preferred shareholders	596	2,355
Net income (loss) attributable to common shareholders	$2,201	$(4,502)

The following table summarizes certain information relating to our operating results as a percentage of total net sales.

	Three Months Ended September 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	86.3%	93.3%
Startup and transition costs	2.5%	1.9%
Total cost of goods sold	88.8%	95.2%
Gross profit	11.2%	4.8%
General and administrative expenses	7.1%	2.1%
Income from operations	4.1%	2.7%
Other expense	(2.5)%	(3.0)%
Income (loss) before income taxes	1.6%	(0.3)%
Income tax provision	(0.2)%	(1.0)%
Net income (loss)	1.4%	(1.3)%
Net income attributable to preferred shareholders	0.3%	1.5%
Net income (loss) attributable to common shareholders	1.1%	(2.8)%

Net sales for the three months ended September 30, 2016 increased by $37.3 million or 23.1% to $198.9 million compared to $161.6 million in the same period in 2015. This was primarily driven by a 30.2% increase in the number of wind blades delivered in the three months ended September 30, 2016 compared to the same period in 2015. Net sales of wind blades were $194.2 million for the three months ended September 30, 2016 as compared to $140.7 million in the same period in 2015. These increases were primarily the result of additional wind blade volume in our plants in the U.S., China and Mexico, partially offset by reductions to sales prices as a result of savings in raw material costs, a portion of which we share with our customers and foreign currency fluctuations in Turkey and China of 0.4%. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2016 decreased to $3.3 million from $19.6 million in the same period in 2015. This decrease was primarily the result of our customers requiring less precision molding and assembly systems from both our Rhode Island and Taicang, China facilities during the three months ended September 30, 2016. Total billings for the three months ended September 30, 2016 increased by $43.0 million or 28.0% to $196.1 million compared to $153.1 million in the same period in 2015.

Total cost of goods sold for the three months ended September 30, 2016 was $176.7 million and included aggregate costs of $5.1 million related to startup costs in our new plants in Mexico and Turkey. This compares to total cost of goods sold for the three months ended September 30, 2015 of $153.7 million, including aggregate costs of $3.0 million related to the transition of wind blades in our U.S., Mexico and Taicang, China plants and startup costs in Dafeng, China. Cost of goods sold as a percentage of net sales of wind blades decreased by 11% in the three months ended September 30, 2016 as compared to the same period in 2015, driven by improved operating efficiencies globally, the impact of savings in raw material costs and the favorable impact of fluctuations of the U.S. dollar relative to the Chinese Renminbi, Turkish Lira, Mexican Peso and Euro of 1.9%. This was somewhat offset by share-based compensation of approximately $1.2 million recorded in the 2016 period.

General and administrative expenses for the three months ended September 30, 2016 totaled $14.1 million as compared to $3.4 million for the same period in 2015. As a percentage of net sales, general and administrative expenses were 7.1% for the three months ended September 30, 2016, up from 2.1% in the same period in 2015. The increase was primarily driven by share-based compensation of $6.9 million recorded in the 2016 period (none was recorded in 2015) as well as additional costs incurred to enhance our corporate support functions to support our growth and public company governance.

We granted awards of stock options and restricted stock units (RSUs) during 2015 and the first nine months of 2016 to certain employees and non-employee directors. The awards that were granted prior to the consummation of the IPO included a performance condition requiring the completion of an IPO and had a required vesting period of one to four years commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, we began recording compensation expense in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation to be expensed over the remaining vesting period. Total share-based compensation expense recorded in general and administrative expenses during the three months ended September 30, 2016 was $6.9 million, of which $5.4 million related to the service period from the grant date through June 30, 2016. The remaining $1.5 million related to the third quarter of 2016 assuming that our IPO was effective as of July 1, 2016.

Other expense of $5.0 million for the three months ended September 30, 2016 was comparable to $4.9 million for the same period in 2015.

Income tax provision decreased to $0.3 million for the three months ended September 30, 2016 from $1.6 million for the same period in 2015. The decrease was primarily due to the mix of operating results in Iowa, China and Mexico.

Net income for the three months ended September 30, 2016 was $2.8 million, as compared to a net loss of $2.1 million in the same period in 2015. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $0.6 million for the three months ended September 30, 2016 compared to $2.4 million for the 2015 period. The decrease reflects the conversion of all preferred shares to common shares upon our IPO in July 2016.

Net income attributable to common shareholders was $2.2 million during the three months ended September 30, 2016, compared to a net loss attributable to common shareholders of $4.5 million in the same period in 2015. This was primarily due to the increase in net income discussed above. Diluted earnings per share was $0.08 for the three months ended September 30, 2016, compared to a loss of $1.06 for the three months ended September 30, 2015.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

Net Sales	Three Months Ended September 30,
(in thousands)	2016	2015
U.S.	$45,090	$28,583
Asia	86,834	68,547
Mexico	35,448	30,309
EMEA	31,566	34,139
Total net sales	$198,938	$161,578

Income (loss) from Operations	Three Months Ended September 30,
(in thousands)	2016	2015
U.S. (1)	$(12,929)	$(7,000)
Asia	17,291	8,277
Mexico	3,574	2,337
EMEA	201	798
Total income from operations	$8,137	$4,412

(1)	Includes the costs of our corporate headquarters totaling $14.1 million and $3.4 million for the three months ended September 30, 2016 and 2015, respectively.

U.S. Segment

Net sales in the three months ended September 30, 2016 increased by $16.5 million or 57.8% to $45.1 million compared to $28.6 million in the same period in 2015. Net sales of wind blades were $41.8 million during the three months ended September 30, 2016 as compared to $20.6 million in the same period of 2015. The increase was driven by an increase in the number of wind blades delivered in the three months ended September 30, 2016 compared to the same period in 2015 due to the transition in 2015 to the production of larger wind blade models at our customer’s request. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2016 were $1.9 million compared to $6.8 million during the same period in 2015. This decrease was primarily the result of model-specific tooling equipment manufactured in our Rhode Island facility in the 2015 period as required by our customers due to the transition to larger wind blade models for use in our Mexico plant as well as for use at the plants of another U.S. wind blade manufacturer.

The loss from operations for the three months ended September 30, 2016 was $12.9 million as compared to a loss of $7.0 million in the same period in 2015. These amounts include corporate general and administrative costs of $14.1 million and $3.4 million for the three months ended September 30, 2016 and 2015, respectively, with 2016 including $6.9 million of share-based compensation costs as described above. Notwithstanding these costs, the operating results were driven by increased wind blade volume and efficiency, partially offset by the lower precision molding volume discussed above.

Asia Segment

Net sales in the three months ended September 30, 2016 increased by $18.3 million or 26.7% to $86.8 million compared to $68.5 million in the same period in 2015. Net sales of wind blades were $85.4 million in the three months ended September 30, 2016 as compared to $55.7 million in the same period in 2015. The increase was the result of a 42.2% increase in the number of wind blades delivered during the three months ended September 30, 2016 compared to the same period in 2015, along with a change in the mix of wind blade models sold, partially offset by lower pricing due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 1.2%. This was primarily the result of the start of production for a new customer in our Dafeng facility during the latter half of 2015 as well as the addition of one manufacturing line for an existing customer. Net sales from the manufacturing of precision molding and assembly systems totaled $1.4 million during the three months ended September 30, 2016 compared to $12.8 million for the three months ended September 30, 2015. These sales were driven by demand in 2015 from our customers for precision molding in the United States, China and Turkey that we manufactured in our Taicang City facility.

Income from operations in the Asia segment for the three months ended September 30, 2016 was $17.3 million as compared to $8.3 million in the same period in 2015. In addition to the factors noted above, this increase reflected continued operational efficiencies and other improvements in our Taicang Port and Dafeng wind blade facilities relative to the same period in 2015 and the favorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 4.2%.

Mexico Segment

Net sales in the three months ended September 30, 2016 increased by $5.1 million or 17.0% to $35.4 million compared to $30.3 million in the same period in 2015, reflecting a 8.4% increase in wind blade volume along with a change in the mix of wind blade models. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2016 and 2015 periods.

Income from operations in the Mexico segment for the three months ended September 30, 2016 was $3.6 million as compared to $2.3 million in the same period in 2015. The improvement was due to the increase in wind blade volume in 2016, improved operating margins compared to the same period in 2015 and the favorable impact of the fluctuation of the U.S. dollar relative to the Mexican Peso of 2.2%, partially offset by startup costs related to our new facilities.

EMEA Segment

Net sales during the three months ended September 30, 2016 decreased by $2.5 million or 7.5% to $31.6 million compared to $34.1 million in the same period in 2015. The decrease was driven by a 6.0% decrease in wind blade volume, the mix of blades as well as overall lower pricing due to savings in raw material costs, a portion of which we share with our customers, notwithstanding the favorable impact of the fluctuation of the U.S. dollar relative to the Euro of 0.5%. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2016 and 2015 notwithstanding the transition costs incurred during the quarter.

Income from operations in the EMEA segment for the three months ended September 30, 2016 was $0.2 million as compared to $0.8 million in the same period in 2015. The decrease was driven primarily by startup costs for our new facility in Turkey, partially offset by the favorable impact of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 0.2%.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes certain information relating to our operating results for the nine months ended September 30, 2016 and 2015 that has been derived from our unaudited condensed consolidated financial statements.

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net sales	$569,303	$406,906
Cost of sales	499,896	370,824
Startup and transition costs	11,449	15,546
Total cost of goods sold	511,345	386,370
Gross profit	57,958	20,536
General and administrative expenses	24,154	9,530
Income from operations	33,804	11,006
Other expense	(13,141)	(12,066)
Income (loss) before income taxes	20,663	(1,060)
Income tax provision	(4,565)	(2,734)
Net income (loss)	16,098	(3,794)
Net income attributable to preferred shareholders	5,471	7,067
Net income (loss) attributable to common shareholders	$10,627	$(10,861)

The following table summarizes certain information relating to our operating results as a percentage of total net sales.

	Nine Months Ended September 30,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	87.8%	91.1%
Startup and transition costs	2.0%	3.8%
Total cost of goods sold	89.8%	94.9%
Gross profit	10.2%	5.1%
General and administrative expenses	4.2%	2.3%
Income from operations	6.0%	2.8%
Other expense	(2.3)%	(3.1)%
Income (loss) before income taxes	3.7%	(0.3)%
Income tax provision	(0.8)%	(0.7)%
Net income (loss)	2.9%	(1.0)%
Net income attributable to preferred shareholders	1.0%	1.7%
Net income (loss) attributable to common shareholders	1.9%	(2.7)%

Net sales for the nine months ended September 30, 2016 increased by $162.4 million or 39.9% to $569.3 million compared to $406.9 million in the same period in 2015. This was primarily driven by a 56.0% increase in the number of wind blades delivered in the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by a reduction in net sales from the manufacturing of prevision molding and assembly systems. Net sales of wind blades were $541.7 million for the nine months ended September 30, 2016 as compared to $369.2 million in the same period in 2015. These increases were primarily the result of additional wind blade volume at each of our plants impacted by lower sales price due to geographic mix, blade mix and the result of savings in raw material costs, a portion of which we share with our customers, partially offset by foreign currency fluctuations in Turkey and China of 0.5%. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2016 decreased to $23.2 million from $35.3 million in the same period in 2015. This decrease was primarily the result of reduced demand from our customers for precision molding and assembly systems from our China facility during the nine months ended September 30, 2016. Total billings for the nine months ended September 30, 2016 increased by $157.0 million or 38.3% to $566.8 million compared to $409.8 million in the same period in 2015.

Total cost of goods sold for the nine months ended September 30, 2016 was $511.3 million and included aggregate costs of $11.4 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. This compares to total cost of goods sold for the nine months ended September 30, 2015 of $386.4 million, including aggregate costs of $15.5 million related to the transition of wind blades in our U.S., Mexico, Turkey and Taicang, China plants and startup costs in Mexico and Dafeng, China. Cost of goods sold as a percentage of net sales of wind blades decreased by 7.3% in the nine months ended September 30, 2016 as compared to the same period in 2015, driven by improved operating efficiency in China and Mexico, the impact of savings in raw material costs, lower startup and transition costs and the favorable impact of fluctuations of the U.S. dollar relative to the Chinese Renminbi, Turkish Lira, Mexican Peso and Euro of 1.3%, partially offset by higher operating costs in our Turkey plant due to increased warranty costs. Cost of goods sold as a percentage of net sales from the manufacturing of precision molding and assembly systems increased slightly during the nine months ended September 30, 2016 as compared to the same period in 2015.

General and administrative expenses for the nine months ended September 30, 2016 totaled $24.2 million as compared to $9.5 million for the same period in 2015. As a percentage of net sales, general and administrative expenses were 4.2% for the nine months ended September 30, 2016, up from 2.3% in the same period in 2015. The increased expenditures for general and administrative expenses were driven primarily by share-based compensation costs of $6.9 million recorded in the 2016 period as well as the costs of enhancing our corporate support functions during this period of growth.

Other expense increased to $13.1 million for the nine months ended September 30, 2016 from $12.1 million for the same period in 2015. This increase was driven by the write off of the debt discount associated with debt converted to common stock in connection with our IPO recorded in the 2016 period.

Income tax provision increased to $4.6 million for the nine months ended September 30, 2016 from $2.7 million for the same period in 2015. The increase was primarily due to the mix of operating results in Iowa, China and Mexico.

Net income for the nine months ended September 30, 2016 was $16.1 million, as compared to a net loss of $3.8 million in the same period in 2015. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $5.5 million during the nine months ended September 30, 2016, as compared to $7.1 million in the same period in 2015. The decrease reflects conversion of all preferred shares to common shares upon our IPO in July 2016.

Net income attributable to common shareholders was $10.6 million during the nine months ended September 30, 2016, versus a loss of $10.9 million in the same period in 2015. This increase was primarily due to the increase in net income discussed above. Diluted earnings per share for the nine months ended September 30, 2016 was $0.88 compared to a loss of $2.56 in the nine months ended September 30, 2015.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

Net Sales	Nine Months Ended September 30,
(in thousands)	2016	2015
U.S.	$141,920	$106,504
Asia	232,639	144,764
Mexico	88,623	65,696
EMEA	106,121	89,942
Total net sales	$569,303	$406,906

Income (loss) from Operations	Nine Months Ended September 30,
(in thousands)	2016	2015
U.S. (1)	$(18,052)	$(11,030)
Asia	48,055	20,851
Mexico	6,197	2,346
EMEA	(2,396)	(1,161)
Total income from operations	$33,804	$11,006

(1)	Includes the costs of our corporate headquarters totaling $24.2 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively.

U.S. Segment

Net sales in the nine months ended September 30, 2016 increased by $35.4 million or 33.3% to $141.9 million compared to $106.5 million in the same period in 2015. Net sales of wind blades were $120.5 million during the nine months ended September 30, 2016 as compared to $86.9 million in the same period of 2015. The increase was driven by an increase in the number of wind blades delivered in the nine months ended September 30, 2016 compared to the same period in 2015 due to the transition in 2015 to the production of larger wind blade models at our customer’s request, partially offset by lower pricing due to savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2016 were $17.0 million compared to $17.2 million during the same period in 2015.

The loss from operations for the nine months ended September 30, 2016 was $18.1 million as compared to $11.0 million in the same period in 2015. These amounts include corporate general and administrative costs of $24.2 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively, with 2016 including $6.9 million of share-based compensation costs as described above. Notwithstanding these costs, the operating results were driven by increased wind blade volume, the impact of savings in raw material costs and improved operating efficiency.

Asia Segment

Net sales in the nine months ended September 30, 2016 increased by $87.8 million or 60.7% to $232.6 million compared to $144.8 million in the same period in 2015. Net sales of wind blades were $226.4 million in the nine months ended September 30, 2016 as compared to $126.7 million in the same period in 2015. The increase was the result of a 102.7% increase in the number of wind blades delivered during the nine months ended September 30, 2016 compared to the same period in 2015, along with a change in the mix of wind blade models sold, partially offset by lower pricing due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 1.4%. This was primarily the result of the start of production for a new customer in our Dafeng facility during the latter half of 2015 as well as the addition of one manufacturing line for an existing customer. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2016 were $6.2 million compared to $18.1 million during the same period in 2015. The 2015 sales were driven by demand from our customers for precision molding in the United States, China and Turkey that we manufactured in our Taicang City facility.

Income from operations in the Asia segment for the nine months ended September 30, 2016 was $48.1 million as compared to $20.9 million in the same period in 2015. In addition to the factors noted above, this increase reflects the impact of savings in raw material costs, continued increasing operational efficiencies and other improvements in our Taicang Port and Dafeng wind blade facilities relative to the same period in 2015 and the favorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 4.5%.

Mexico Segment

Net sales in the nine months ended September 30, 2016 increased by $22.9 million or 34.9% to $88.6 million compared to $65.7 million in the same period in 2015, reflecting a 25.3% increase in wind blade volume, notwithstanding the transition to the production of a larger wind blade model at our customer’s request during the period, the mix of blades and lower sales prices related to savings in raw material costs, a portion of which we share with our customers. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2016 and 2015 periods.

Income from operations in the Mexico segment for the nine months ended September 30, 2016 was $6.2 million as compared to $2.3 million in the same period in 2015. The improvement was due to the increase in wind blade volume in 2016 compared to the same period in 2015, the savings in raw material costs and the favorable impact of the fluctuation of the U.S. dollar relative to the Mexican Peso of 3.0%, partially offset by costs to transition to a larger wind blade model as described above.

EMEA Segment

Net sales during the nine months ended September 30, 2016 increased $16.2 million or 18.0% to $106.1 million compared to $89.9 million in the same period in 2015. The increase was driven by a 20.1% increase in wind blade volume, changes in our wind blade mix and the favorable impact of the fluctuation of the U.S. dollar relative to the Euro of 0.3%, partially offset by lower sales prices related to savings in raw material costs, a portion of which we share with our customers. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2016 and 2015.

The loss from operations in the EMEA segment for the nine months ended September 30, 2016 was $2.4 million as compared to a loss of $1.2 million in the same period in 2015. The increase in the loss was driven by an increase in the warranty reserve. This increase was mostly offset by the higher wind blade volume noted above, improved operating performance, the savings in raw material costs and the favorable impact of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 3.9%.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations and proceeds received from our credit facilities and our preferred stock offerings. We had net repayments on financing arrangements of $14.2 million and $14.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had $110.9 million in outstanding indebtedness, excluding debt issuance costs and debt discount. As of September 30, 2016, we had an aggregate of $44.9 million of remaining capacity and $35.0 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

In July 2016, we completed an IPO of 7,187,500 shares of our common stock at a public offering price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. We received $67.2 million in proceeds, net of underwriting discounts and offering expenses and intend to use the net proceeds from the public offering for our working capital and other general corporate purposes, including financing existing manufacturing operations, expansion in existing and new geographies and repayment of a customer advance. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants were converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into an aggregate of 1,079,749 shares of common stock at the public offering price of $11.00 per share. Prior to the IPO, in July 2016 we also consummated a 360-for-1 forward stock split of our common stock.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the proceeds of our IPO, the incurrence of other indebtedness and other potential sources of liquidity.

At September 30, 2016 and December 31, 2015, we had unrestricted cash, cash equivalents and short-term investments totaling $106.8 million and $45.9 million, respectively. The September 30, 2016 balance includes $17.0 million of cash located outside of the United States, including $10.6 million in China, $5.8 million in Turkey and $0.6 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through a Technology License Contract, a Services Agreement and dividends. Under the Technology License Contract, TPI Composites (Taicang) Co, Ltd., or TPI Taicang, is required to pay TPI Technology, Inc., our wholly-owned subsidiary, 4.9% of its net sales for the use of an exclusive and non- transferable license to use Technical Information, as defined in the Technology License Contract, to produce products at its facilities. Under the Services Agreement, we provide (i) accounting and financial advisory services, (ii) environmental and EHS programs, (iii) information technology and data services, (iv) global sourcing and procurement services and (v) engineering and development services to TPI Taicang. We are compensated quarterly based on agreed upon hourly rates for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($5.2 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2015, the amount of surplus reserve fund was $2.9 million.

Operating Cash Flows

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net income (loss)	$16,098	$(3,794)
Depreciation and amortization	9,703	8,471
Share-based compensation expense	8,117	—
Other non-cash items	4,291	3,213
Changes in assets and liabilities	(10,233)	(4,380)
Net cash provided by operating activities	$27,976	$3,510

Net cash provided by operating activities totaled $28.0 million for the nine months ended September 30, 2016 and was primarily the result of net income for the period of $16.1 million, depreciation and amortization of $9.7 million, share-based compensation costs of $8.1 million and other non-cash items of $4.3 million, partially offset by net changes in working capital. The key components of the $10.2 million increase in working capital include an increase in accounts receivable of $27.2 million, a $6.9 million increase in other noncurrent assets, a $6.6 million increase in inventory and a $3.6 million decrease in deferred revenue. This was partially offset by a $17.5 million increase in accrued warranty, a $6.3 million increase in accounts payable and accrued expenses, a $4.9 million decrease in prepaid expenses and other current assets and a $4.9 million increase in customer deposits. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the nine months ended September 30, 2016.

Net cash provided by operating activities totaled $3.5 million for the nine months ended September 30, 2015 and was primarily the result of depreciation and amortization of $8.5 million and other non-cash items of $3.2 million, offset by the net loss for the period of $3.8 million and net changes in working capital. The key components of the $4.4 million increase in working capital include a $30.8 million increase in accounts receivable, a $5.3 million decrease in customer deposits, a $4.6 million increase in prepaid expenses and other current assets and a $3.4 million decrease in deferred revenue. This was partially offset by a $25.5 million increase in accounts payable and accrued expenses, a $5.6 million decrease in other noncurrent assets, a $4.6 million decrease in inventories and a $3.7 million increase in accrued warranty. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the nine months ended September 30, 2015.

Investing Cash Flows

	Nine Months Ended September 30,
(in thousands)	2016	2015
Purchase of property and equipment	$(18,917)	$(25,161)
Net cash used in investing activities	$(18,917)	$(25,161)

Net cash flows used in investing activities totaled $18.9 million and $25.2 million for the nine months ended September 30, 2016 and 2015, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the nine months ended September 30, 2016 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our original wind blade facility in Mexico. The capital expenditures for the nine months ended September 30, 2015 primarily related to the expansion of our China and Iowa wind blade facilities.

We anticipate fiscal year 2016 capital expenditures of approximately $50 million. We estimate that the cost after September 30, 2016 that we will incur to complete our current projects in process is approximately $2.7 million. We have used and will continue to use cash flow from operations and debt for major projects currently being undertaken, which include the new manufacturing facilities in Mexico and Turkey discussed above as well as continued investment in existing our China and Turkey wind blade facilities.

Financing Cash Flows

	Nine Months Ended September 30,
(in thousands)	2016	2015
Net proceeds from issuance of common stock in initial public offering	$67,199	$—
Repayment of term loan	(617)	(625)
Net repayments on accounts receivable financing	(6,050)	(4,738)
Net repayments on working capital loans	(4,097)	(7,972)
Net proceeds from (repayments of) other debt	(3,415)	1,131
Payments for acquisition of noncontrolling interest	—	(1,875)
Restricted cash and other	(649)	(642)
Net cash provided by (used in) financing activities	$52,371	$(14,721)

The net cash flows provided by financing activities totaled $52.4 million for the nine months ended September 30, 2016 compared to net cash flows used in financing activities of $14.7 million in the comparable period of 2015. The 2016 period reflects the Company’s net proceeds from the IPO of $67.2 million, partially offset by the net repayments of accounts receivable financing, working capital loans, the term loan and other debt, all of which were repaid with cash flows from operations. The net repayments of accounts receivable financing and working capital loans was also the driver of the 2015 period net outflow.

Description of Our Indebtedness

Senior Financing Agreement: In August 2014, we entered into an agreement to borrow up to $75.0 million through a credit facility, or the Credit Facility, in order to refinance existing indebtedness as well as to fund current operations and future growth opportunities. The initial amount drawn on the closing date was $50.0 million and an additional $5.0 million was drawn in December 2014. In December 2014, in connection with the additional $5.0 million draw on our Credit Facility, we amended the Credit Facility with the lender. In December 2015, we further amended the Credit Facility to increase the total available principal amount under the Credit Facility from $75.0 million to $100.0 million. The borrowing has an initial term of four years and matures in 2018, provides for various financial covenants and bears interest at the London Interbank Offered Rate, or LIBOR, with a 1.0% floor, plus 8.0%. The Credit Facility contains various affirmative and negative covenants that are customary for facilities of this type, including EBITDA (as defined in the Credit Facility) minimum covenants, a leverage ratio and a fixed-charge coverage ratio. The Credit Facility limits annual capital expenditures based on budgets submitted to and agreed to with the lender and there is also an annual excess cash flow sweep requirement. In connection with the December 2015 amendment, all financial covenants were revised and the measurement period changed from monthly to quarterly and at September 30, 2016, we were in compliance with all covenants. Concurrent with the December 2015 amendment, we borrowed an additional $20.0 million under the Credit Facility to fund our future growth and expansion. As of September 30, 2016 and December 31, 2015, the outstanding balance under the Credit Facility was $73.8 million and $74.4 million, respectively. We cannot assure you that we will be able to maintain appropriate minimum EBITDA (as defined in the Credit Facility), leverage or fixed-charge coverage ratio requirements in the future.

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

In conjunction with the additional $5.0 million borrowing under the Credit Facility in December 2014 as discussed above, we entered into a note purchase agreement with five current investors for the purchase of $10.0 million of Subordinated Convertible Promissory Notes, or the Subordinated Convertible Promissory Notes. The Subordinated Convertible Promissory Notes bore interest at 12.0% per annum and were to automatically mature and be due and payable on the earlier of the completion of any change of control, a qualified initial public offering or at the election of the note holders at any time after the occurrence of an event of default. The note purchase agreement contained a beneficial conversion feature that was originally valued at $5.2 million and was accounted for as a debt discount and an increase in shareholders’ equity. The debt discount was accreted to interest expense ratably over the term of the Subordinated Convertible Promissory Notes. Immediately prior to the closing of the IPO in July 2016, the outstanding principal balance and accrued interest through the date of the IPO of $11.9 million was converted to 1,079,749 shares of common stock at the

IPO price of $11.00 per share and the unamortized debt discount balance of $1.3 million was recorded in the condensed consolidated statements of operations under the caption “Interest expense.” As of December 31, 2015, the amount outstanding under the Subordinated Convertible Promissory Notes and the unamortized debt discount were $10.0 million and $3.0 million, respectively.

Working Capital Agreements: The Asia segment has entered into several working capital financing agreements with Chinese financial institutions and as of December 31, 2015, we had $9.5 million outstanding under the agreements. These loans bore interest at rates ranging from 5.6% to 6.9% annually, which was payable monthly. The principal on these loans was scheduled to be paid from between 3 to 12 months from each loan origination date.

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

Accounts Receivable and Unsecured Financing: In March 2014, our EMEA segment entered into a general credit agreement with a Turkish financial institution to provide up to $12.0 million, which was increased to $20.0 million in August 2014, of short-term collateralized financing secured by invoiced accounts receivable of one of the EMEA segment’s customers. Interest accrues annually at the Euro Interbank Offered Rate, or EURIBOR, plus 0.2% (currently 5.75%) for Euro denominated debt and is paid quarterly. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. In December 2014, our EMEA segment obtained an additional $7.0 million of unsecured financing under a general credit agreement with the same Turkish financial institution. This increased the facility total to $27.0 million. All credit agreement terms remained the same. As of September 30, 2016 and December 31, 2015, there was $18.6 million and $22.8 million outstanding under this agreement, respectively.

In December 2014, our EMEA segment entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million short-term financing of which $10.0 million is collateralized financing secured by accounts receivable of one of the EMEA segment’s customers and the remaining $6.0 million is unsecured. Interest accrues at an average rate of 6.25%. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. The amounts outstanding under this agreement were $2.5 million and $6.3 million as of September 30, 2016 and December 31, 2015, respectively. This credit agreement replaced the credit agreement described below.

During 2014, our Asia segment entered into several accounts receivable financing agreements with a Chinese financial institution secured by invoiced accounts receivable of certain of the Asia segment’s customers. Interest accrues at 6.6% annually and is payable monthly. The principal on these loans is scheduled to be paid from between one to six months from each loan origination date but have been, and we anticipate will continue to be, renewed at their maturities. These loans had all been repaid as of September 30, 2016. As of December 31, 2015, there was $6.6 million outstanding under these agreements.

In March 2016, our EMEA segment entered into a general credit agreement with a Turkish financial institution to provide up to approximately $37.6 million (as of September 30, 2016, or 33.5 million Euro) of short-term financing of which approximately $22.5 million (20.0 million Euro) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers, approximately $14.0 million (12.5 million Euro) for the collateralized financing of capital expenditures and approximately $1.1 million (1.0 million Euro) related to letters of guarantee. Interest on the collateralized financing accrues at the three month EURIBOR plus 5.75% and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (currently 6.75%) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with a final maturity date of March 2017. As of September 30, 2016, there was $14.0 million outstanding under the unsecured financing line.

Equipment Lease and Other Arrangements: We have entered into certain capital lease and construction loan arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 4.0% to 9.0% annually, and principal and interest are payable monthly. As of September 30, 2016 and December 31, 2015, there was $5.0 million and $7.0 million outstanding under these arrangements, respectively.

Customer Advances: In January 2016, we entered into an agreement with GE Wind and received an advance of $2.0 million, which was repaid in full in August 2016.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of September 30, 2016, we leased a total of approximately 3.8 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Santa Teresa, New Mexico; Taicang City, China; Warren, Rhode Island; and Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $10.6 million for the full year 2016.

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

In July 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three and nine months ended September 30, 2016, $17.8 million and $54.6 million of receivables were sold to the financial institution, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Registration Statement on Form S-1 filed on July 21, 2016.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Contractual Obligations

During the nine months ended September 30, 2016, there have been no material changes to the contractual obligations reported in our Registration Statement on Form S-1 filed on July 21, 2016, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $5.7 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Finally, since many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we can also benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices but also enables us to take full advantage of decreases. We believe that a 10% change in the price of resin and resin systems, the commodities for which we do not have fixed pricing, would have had an impact to income from operations of approximately $12.0 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest Rate Risk. We have borrowed an aggregate $75.0 million under a term loan that is tied to LIBOR which was used to refinance existing indebtedness, fund future growth opportunities and current operations. During 2014, our Turkey operation entered into a general credit agreement with a Turkish financial institution to provide up to $12.0 million, which was increased to $20.0 million, of short-term collateralized financing on invoiced accounts receivable of one of its customers and unsecured financing that is tied to EURIBOR. During 2013, our Turkey operation had entered into a $3.0 million loan with a financial institution in Poland to fund machinery, equipment and building improvements at the facility in Turkey that is also tied to LIBOR. This loan was repaid during June 2015. The outstanding term loan and the Turkey short-term collateralized financing on invoiced accounts receivable and unsecured financings are the only variable rate debt that we held as of September 30, 2016 and December 31, 2015 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2016, a 10% change in the LIBOR or EURIBOR rate would not have a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2016 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations.

As previously disclosed in our Registration Statement on Form S-1, in March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. We filed a motion to dismiss the complaint in April 2015, which was denied. We subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. We filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied our motion in August 2016. The court set a trial date for September 2017. We continue to deny the substantive allegations of the complaint and we intend to vigorously defend this lawsuit; however, we are currently unable to determine the ultimate outcome of this case.

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

Item 1A. Risk Factors

Other than the supplemental risk factors set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” set forth in our Registration Statement on Form S-1 filed on July 21, 2016.

GE’s planned acquisition of LM Wind Power, our largest competitor, may materially harm our business, financial condition and results of operations and may cause the price of our common stock to decline.

In October 2016, GE announced its planned acquisition of LM Wind Power (LM), our largest competitor, and GE anticipates closing this acquisition in the first half of 2017. Currently, GE is our largest customer and accounted for 51.4% and 52.6% of our total net sales for the nine months ended September 30, 2016 and 2015, respectively. We currently have entered into five supply agreements with GE providing for the supply of wind blades from our Iowa facility; two Juárez, Mexico facilities; our original Turkey facility; and our Taicang, China facility. In October 2016, we entered into an amended and restated supply agreement for the continued supply of wind blades from our Iowa facility through December 31, 2020; entered into an amendment to our existing supply agreement for the continued supply of wind blades from our original Juárez, Mexico facility through December 31, 2020; and entered into a new supply agreement with GE for the supply of incremental wind blades from our third manufacturing facility under construction in Juarez, Mexico through December 31, 2020.

Although we recently extended and expanded certain of our supply agreements, GE may decide to utilize LM for more of its wind blade production as a result of the pending LM acquisition. As such, GE may not continue to purchase wind blades from us at similar volumes or on as favorable terms in the future. In addition, our current supply agreements with GE for the supply of wind blades from our Turkey and Taicang, China facilities expire on December 31, 2017 and GE may elect not to renew these supply agreements. GE also may elect to terminate our Iowa supply agreement at the end of 2018 and 2019, respectively, by providing us with twelve months’ advance notice and paying us a termination fee. If GE elects to utilize LM for more of its wind blade production, reduce the volumes of wind blades it purchases from us or terminates any of our supply agreements, it may materially harm our business, financial condition and results of operations.

In addition, GE owns approximately 8.4% of our outstanding common stock as of September 30, 2016. After its lock-up agreement with our IPO underwriters expires in January 2017, GE, as a result of its pending acquisition of LM, may be more inclined to sell all or a portion of its shares of our common stock pursuant to the requirements of Rule 144 of the Securities Act of 1933, as amended. If GE sells all or a portion of its holdings of our common stock pursuant to Rule 144 or otherwise, it may cause the price of our common stock to decline.

The results of the 2016 United States presidential and congressional elections may create regulatory uncertainty for the wind energy sector and may materially harm our business, financial condition and results of operations.

Various legislation, regulations and incentives designed to support the growth of wind energy have been implemented or proposed by the United States government such as the Production Tax Credit for Renewable Energy (PTC) and the Clean Power Plan. In addition, states and foreign governments also have adopted various legislations, regulations and incentives also designed to support the growth of wind energy.

Donald Trump’s victory in the U.S. presidential election, as well as the Republican Party maintaining control of both the House of Representatives and Senate of the United States in the congressional election, may create regulatory uncertainty in the clean energy sector and wind energy sector in particular. During the election campaign, President-elect Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives designed to curtail global warming. It remains unclear what specifically President-elect Trump would or would not do with respect to these programs and initiatives, and what support he would have for any potential changes to such legislative programs and initiatives in the Unites States Congress, even if both the House of Representatives and Senate are controlled by the Republican Party. If President-elect Trump and/or the United States Congress take action or publicly speak out about the need to eliminate or further reduce the PTC, the Clean Power Plan or other legislation, regulations and incentives supporting wind energy, such actions may result in a decrease in demand for wind energy in the United States and other geographical markets and may materially harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offerings of Common Stock

On July 21, 2016, our Registration Statement on Form S-1 (File No. 333-212093) was declared effective by the SEC for our IPO whereby we registered an aggregate of 7,187,500 shares of our common stock, including 937,500 shares of our common stock registered for sale by us upon the full exercise of the underwriters’ option to purchase additional shares. On July 27, 2016, we completed our IPO and sold 7,187,500 shares of our common stock at a price to the public of $11.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as the managing underwriters. The total gross proceeds from the offering to us were $79.1 million. After deducting underwriting discounts and commissions of $4.6 million and offering expenses of $7.3 million, we received $67.2 million in net proceeds. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 22, 2016 pursuant to Rule 424(b) of the Securities Act. We invested the remaining funds received in registered money market funds.

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

TPI COMPOSITES, INC.

Date: November 9, 2016	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)