Form 10-Q
period 2017-03-31
TPI COMPOSITES, INC
filed 2017-05-08
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 33,736,863 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	growth of the wind energy market and our addressable market;
•	the potential impact of General Electric’s acquisition of LM Wind Power upon our business;
•

our future financial performance, including our net sales, cost of goods sold, gross profit or gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve or maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products;
•	our ability to successfully expand in our existing markets and into new international markets;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to effectively manage our growth strategy and future expenses;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products; and
•	the attraction and retention of qualified employees and key personnel.

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 17, 2017 (the Annual Report on Form 10-K) the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,541	$119,066
Restricted cash	1,928	2,259
Accounts receivable (Note 3)	96,564	67,842
Inventories	51,947	53,095
Inventories held for customer orders	68,675	52,308
Prepaid expenses and other current assets	23,839	30,657
Total current assets	358,494	325,227
Property, plant, and equipment, net	103,486	91,166
Other noncurrent assets	15,961	20,813
Total assets	$477,941	$437,206
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$123,390	$112,281
Accrued warranty	21,895	19,912
Deferred revenue (Note 3)	89,319	69,568
Customer deposits and customer advances	6,217	1,390
Current maturities of long-term debt	32,474	33,403
Total current liabilities	273,295	236,554
Long-term debt, net of debt issuance costs and current maturities	88,015	89,752
Other noncurrent liabilities	4,565	4,393
Total liabilities	365,875	330,699
Commitments and contingencies (Note 10)
Shareholders’ equity: (Note 3)
Preferred shares, $0.01 par value, 5,500 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value, 100,000 shares authorized and 33,737 shares issued and outstanding at March 31, 2017 and December 31, 2016	337	337
Paid-in capital	295,292	292,833
Accumulated other comprehensive loss	(3,585)	(3,862)
Accumulated deficit	(179,978)	(182,801)
Total shareholders’ equity	112,066	106,507
Total liabilities and shareholders’ equity	$477,941	$437,206

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net sales (Note 3)	$191,602	$176,110
Cost of sales	167,423	159,866
Startup and transition costs	6,159	3,306
Total cost of goods sold	173,582	163,172
Gross profit	18,020	12,938
General and administrative expenses	8,306	4,749
Income from operations	9,714	8,189
Other income (expense):
Interest income	19	21
Interest expense	(3,026)	(3,912)
Realized loss on foreign currency remeasurement	(1,381)	(439)
Miscellaneous income	320	190
Total other expense	(4,068)	(4,140)
Income before income taxes	5,646	4,049
Income tax provision	(2,101)	(2,303)
Net income	3,545	1,746
Net income attributable to preferred shareholders	—	2,437
Net income (loss) attributable to common shareholders	$3,545	$(691)
Weighted-average common shares outstanding:
Basic	33,737	4,238
Diluted	33,827	4,238
Net income (loss) per common share:
Basic	$0.11	$(0.16)
Diluted	$0.10	$(0.16)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net income	$3,545	$1,746
Other comprehensive income:
Foreign currency translation adjustments	277	428
Comprehensive income	$3,822	$2,174

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$3,545	$1,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,829	3,011
Share-based compensation expense	1,707	—
Amortization of debt issuance costs	143	412
Amortization of debt discount	—	755
Changes in assets and liabilities:
Accounts receivable	(28,722)	(14,119)
Inventories	(15,220)	(5,274)
Prepaid expenses and other current assets	6,816	(8,346)
Other noncurrent assets	5,871	(2,959)
Accounts payable and accrued expenses	11,211	6,801
Accrued warranty	1,983	14,339
Customer deposits	4,827	2,542
Deferred revenue	19,751	(493)
Other noncurrent liabilities	197	446
Net cash provided by (used in) operating activities	15,938	(1,139)
Cash flows from investing activities:
Purchase of property and equipment	(16,922)	(10,888)
Net cash used in investing activities	(16,922)	(10,888)
Cash flows from financing activities:
Repayment of term loan	(938)	—
Net proceeds from (repayments of) accounts receivable financing	(1,233)	6,800
Net proceeds from (repayments of) working capital loans	517	(4,958)
Net repayments of other debt	(1,155)	(1,192)
Proceeds from customer advances	—	2,000
Restricted cash	331	(647)
Net cash provided by (used in) financing activities	(2,478)	2,003
Impact of foreign exchange rates on cash and cash equivalents	(63)	(51)
Net change in cash and cash equivalents	(3,525)	(10,075)
Cash and cash equivalents, beginning of year	119,066	45,917
Cash and cash equivalents, end of period	$115,541	$35,842
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,899	$2,565
Cash paid for income taxes, net	4,146	1,426
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	2,569	760

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Juárez, Mexico and Izmir, Turkey. In April 2017, the Company entered into a multiyear supply agreement with Vestas Wind Systems A/S (Vestas) to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico. The Company expects this new manufacturing facility will commence operations in the first half of 2018.

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

Basis of Presentation

The Company divides its business operations into four geographic operating segments—the United States, Asia, Mexico and the Middle East and Africa (EMEA), as follows:

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

•

The Asia segment includes (1) the manufacturing of wind blades at a facility in Taicang Port, China and at its two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems in the Taicang City, China facility, (3) the manufacture of components in a second Taicang Port, China facility and (4) wind blade inspection and repair services.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

•

The Mexico segment manufactures wind blades from three facilities in Juárez, Mexico, one of which commenced operations in 2014, the second during the third quarter of 2016 and the third in January 2017. In April 2017, the Mexico segment entered into a multiyear supply agreement with Vestas to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2017, and the results of the Company’s operations, comprehensive income and cash flows for the periods presented. The Company derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full years.

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

Warranty accrual at March 31 consisted of the following (in thousands):

2017
Warranty accrual at beginning of year	$19,912
Accrual during the period	3,447
Cost of warranty services provided during the period	(196)
Reversal of reserves upon warranty expiration	(1,268)
Warranty accrual at end of the period	$21,895

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

	Three Months Ended
	March 31,
	2017	2016
Basic weighted-average shares outstanding	33,737	4,238
Effect of dilutive stock options and warrants	90	—
Diluted weighted-average shares outstanding	33,827	4,238

The Company did not have any potentially dilutive securities outstanding that are not included in the diluted net income per share calculation for the quarter ended March 31, 2017. The Company had 6,000 potentially dilutive securities outstanding during the three months ended March 31, 2016 that are not included in the diluted net loss per share calculation because their effect would be anti-dilutive. The potentially dilutive securities excluded from the calculation include common shares issued upon conversion or exercise of options and warrants.

Assuming that the IPO had occurred on January 1, 2016, diluted earnings per share would have been a loss of $0.02 for the three months ended March 31, 2016.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees.  The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of operations as a component of the provision for income taxes when stock awards vest or options are exercised.  In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows.  Further, the standard provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s consolidated statements of cash flows.

The Company adopted ASU 2016-09 in the first quarter of 2017 using the modified retrospective transition method through a cumulative effect adjustment to equity as of January 1, 2017.  Upon adoption, the Company elected to eliminate application of a forfeiture assumption to share based compensation expense and account for forfeitures as they occur over the vesting period.  The cumulative effect of this change increased additional paid-in capital and decreased retained earnings as of January 1, 2017 by $0.7 million, net of tax.  The Company did not have any previously unrecognized excess tax effects that had not been recorded as a reduction to the tax liability.

The Company did not have any vesting of restricted stock units or stock option exercises during the periods presented in the accompanying financial statements; therefore, the provisions of the standard relating to the cash flow presentation and income taxes did not impact the statements of cash flows nor the income tax provision for the three months ended March 31, 2017.  The inclusion of excess tax benefits and deficiencies as a component of the Company’s income tax expense in future periods will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on the Company’s stock price at the date the restricted awards vest, the stock price on the date an option is exercised, and the quantity of options exercised.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606), which provides new recognition and disclosure requirements for revenue from contracts with customers that supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements will include information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from the applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. Entities will generally be required to make more estimates and use more judgment under the new standard.

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

The changes noted above involving the timing of revenue recognition will materially impact the amount of reported assets and liabilities associated with our manufacturing contracts. Upon adoption of Topic 606, the Company will include amounts recognized in revenue for products in production in contract assets, which differs from the current practice of including the balances in inventory and will include an amount for the margin recognized to date. The Company believes that it will no longer report inventory held for customer orders since revenue will be recognized over time during the course of the production process and before the product is delivered to the customer. The Company expects that contract liabilities will be reported for amounts collected from customers in advance of the production of products. The Company also expects that the amount of deferred revenue will be substantially reduced as revenue for products will be recognized over time.

The Company does not anticipate a change in the timing of cash receipts and payments from customers as customers will continue to be invoiced as products are completed; however, the impact to the amounts reported in the consolidated statements of cash flows operating activities upon application of Topic 606 is expected to be material.

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

Cash Flow Presentation

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, that clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statement of cash flows.  In addition, in November 2016, the FASB issued ASU 2016-18, Restricted Cash, that requires restricted cash and cash equivalents to be included with the amount of cash and cash equivalents that are reconciled to on the consolidated statement of cash flows.   These ASUs are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that the adoption of ASU 2016-15 and 2016-18 on January 1, 2018 will have a material effect on the Company’s financial position or results of operations.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is a comprehensive new recognition model for leases requiring a lessee to recognize the asset and liability that arise from leases. For public companies, the amendment is effective for financial statements issued for annual periods beginning after December 16, 2018. Entities may elect to early adopt the lease standard in 2016. In adopting ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. Management is evaluating the provisions of ASU 2016-02 and has not yet selected a transition method nor determined what impact the adoption of ASU 2016-02 will have on the Company’s financial position or results of operations.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 revises the accounting requirements related to the measurement of credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years and interim periods within those years, beginning after December 15, 2018. Accordingly, ASU 2016-13 is effective for the Company on January 1, 2020 using a modified retrospective approach, and the Company is currently evaluating the impact that the standard will have on the Company’s financial position and results of operations.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Significant Risks and Uncertainties

The Company’s revenues and receivables are from a small number of customers. As such, the Company’s production levels are dependent on these customers’ orders. See note 11, Concentration of Customers.

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2017 and 2016. At March 31, 2017 and December 31, 2016, the Company had $97.8 million and $103.4 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts.

The Company also maintains cash in bank deposit accounts outside the U.S. with no deposit insurance. This includes $14.8 million in China, $1.9 million in Turkey and $1.0 million in Mexico as of March 31, 2017. The Company has not experienced losses in these accounts in the past.

Note 3. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and its consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE has been a debtor, creditor, holder of preferred shares and currently is a holder of common shares.

The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. As a result of the supply agreements, GE is the Company’s largest customer. As disclosed at note 11, Concentration of Customers, for the three months ended March 31, 2017 and 2016, the Company recorded related-party sales with GE of $84.9 million and $96.2 million, respectively. As of March 31, 2017 and December 31, 2016, the Company had accounts receivables related to sales to GE of $25.1 million and $16.6 million, respectively.

Since 2007, the Company has issued multiple series of preferred shares, including several preferred share issuances to GE. Immediately prior to the closing of the IPO, all shares of the then-outstanding preferred shares were converted into shares of common stock. As a result of these transactions, GE owned 8.4% of the Company’s outstanding common stock as of March 31, 2017.

In January 2016, the Company entered into an agreement with GE and received an advance of $2.0 million, which the Company repaid in full in August 2016.

Certain of the Company’s existing stockholders, consisting of entities associated with Element Partners, Angeleno Group and Landmark Partners, each of which is an affiliate of a member of the board of directors, as well as certain executive officers and a director, purchased an aggregate of 1,250,000 shares of common stock in the IPO. In addition, all outstanding obligations and accrued interest under the Company’s subordinated convertible promissory notes held by certain existing stockholders, including Element Partners, Angeleno Group and Landmark Partners, were converted into an aggregate of 1,079,749 shares of common stock concurrent with the closing of the IPO at the public offering price of $11.00 per share.

Note 4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Trade accounts receivable	$93,979	$66,612
Other accounts receivable	2,585	1,230
Total accounts receivable	$96,564	$67,842

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$26,551	$29,278
Work in process	23,915	21,169
Finished goods	1,481	2,648
Total inventories	$51,947	$53,095

Note 6. Property, Plant, and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Machinery and equipment	$77,330	$70,481
Buildings	13,590	13,449
Leasehold improvements	17,994	16,818
Office equipment and software	8,945	6,403
Furniture	16,412	15,883
Vehicles	348	342
Construction in progress	16,349	11,592
Total	150,968	134,968
Accumulated depreciation and amortization	(47,482)	(43,802)
Property, plant and equipment, net	$103,486	$91,166

Total depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $3.8 million and $3.0 million, respectively.

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Senior term loan—U.S.	$74,063	$75,000
Senior revolving loan—U.S.	2,820	2,820
Accounts receivable financing—EMEA	13,887	15,120
Unsecured financing—EMEA	5,155	4,638
Equipment financing—EMEA	16,112	15,813
Equipment capital lease—U.S.	1,431	2,016
Equipment capital lease—EMEA	1,499	1,898
Equipment capital lease—Mexico	7,580	8,037
Equipment loan—Mexico	89	103
Total long-term debt	122,636	125,445
Less: Debt issuance costs	(2,147)	(2,290)
Total long-term debt, net of debt issuance costs	120,489	123,155
Less: Current maturities of long-term debt	(32,474)	(33,403)
Long-term debt, net of debt issuance costs and current maturities	$88,015	$89,752

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Share-Based Compensation Plans

The Company has granted stock option awards to certain employees and non-employee directors under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). Each award granted prior to the consummation of the IPO included a performance condition that required the completion of an initial public offering by the Company and a required vesting period of one to four years commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, the Company began recording compensation expense in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation to be expensed over the remaining vesting period. Total share-based compensation expense recognized during the three months ended March 31, 2017 was $1.7 million, of which $0.2 million is included in cost of goods sold and the remaining $1.5 million is included in general and administrative expenses. The amount related to restricted stock units was $0.5 million while $1.2 million related to stock options. No share-based compensation costs were capitalized during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the unamortized cost of the outstanding restricted stock units was $2.3 million, which the Company expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.7 years. The total unrecognized cost related to non-vested stock option awards was $6.0 million as of March 31, 2017. The Company expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 2.0 years.

The following table summarizes the activity of the stock options and restricted stock units (RSU) under the Company’s incentive plans:

		Stock Options			RSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	3,587,692	3,331,418	$12.72	25,828	636,120	$10.90
Increase in shares authorized	1,349,475	—	—		—	—
Forfeited/cancelled	21,600	(21,600)	16.53		—	—
Balance as of March 31, 2017	4,958,767	3,309,818	12.70	25,828	636,120	10.90

The following table summarizes the outstanding and exercisable stock option awards as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	25,828	2.8	$8.49	25,828	$8.49
$10.87	2,278,800	8.2	10.87	—	—
$11.00 - $14.31	79,200	9.3	12.50	—	—
$16.53	583,200	8.7	16.53	—	—
$17.68 - $18.70	342,790	9.2	18.68	—	—
$8.49 to $18.70	3,309,818	8.4	12.70	25,828	8.49

Note 9. Income Taxes

Income tax expense was $2.1 million and $2.3 million in the three months ended March 31, 2017 and 2016, respectively. Tax expense was primarily due to the operating results in China and Mexico. The United States and Turkey operations have not had a significant change to the full valuation allowances recorded against their deferred tax assets as of December 31, 2016. No changes in tax law since December 31, 2016 have had a material impact on the Company’s income tax provision.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Commitments and Contingencies

Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 11. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues (in thousands) are as follows:

	Three Months Ended March 31,
	2017		2016
Customer	Revenues	% of Total	Revenues	% of Total
GE	$84,910	44.3%	$96,151	54.6%
Vestas	44,322	23.2	29,941	17.0
Nordex Group	33,559	17.5	29,664	16.8
Gamesa	26,262	13.7	18,137	10.3
Other	2,549	1.3	2,217	1.3
Total	$191,602	100.0%	$176,110	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	March 31,	December 31,
	2017	2016
Customer	% of Total	% of Total
GE	26.7%	24.9%
Vestas	36.1%	26.2%
Nordex Group	30.1%	26.8%
Gamesa	4.6%	16.2%

Note 12. Segment Reporting

The Company’s operating segments are defined geographically as the United States, Asia, Mexico and EMEA. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of the Company’s segments operate in their local currency except for the China and Mexico segments, which both include a U.S. parent company.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information (in thousands) regarding each of the Company’s segments:

	Three Months Ended March 31,
	2017	2016
Revenues by segment:
U.S.	$46,540	$51,761
Asia	66,732	64,352
Mexico	46,931	25,540
EMEA	31,399	34,457
Total revenues	$191,602	$176,110
Revenues by geographic location (1):
U.S.	$46,540	$51,761
China	66,732	64,352
Mexico	46,931	25,540
Turkey	31,399	34,457
Total revenues	$191,602	$176,110
Income (loss) from operations:
U.S. (2)	$(10,111)	$(661)
Asia	14,704	15,542
Mexico	1,947	967
EMEA	3,174	(7,659)
Total income from operations	$9,714	$8,189

	March 31,	December 31,
	2017	2016
Property, plant and equipment, net:
U.S.	$17,450	$16,740
Asia (China)	27,462	26,341
Mexico	35,634	24,842
EMEA (Turkey)	22,940	23,243
Total property, plant and equipment, net	$103,486	$91,166

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)	The losses from operations in the U.S. segment includes corporate general and administrative costs of $8.3 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.

Note 13. Subsequent Events

In April 2017, the Company entered into a multiyear supply agreement with Vestas to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico. The Company also granted Vestas an option to add additional manufacturing lines to the scope of the supply agreement. The Company expects this new manufacturing facility will commence operations in the first half of 2018 and that the wind blades produced at this manufacturing facility will primarily serve wind markets in Mexico, Central America and South America.

In April 2017, the Company amended its Restated Credit Facility to increase the letter of credit sub-facility from $15.0 million to $20.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q or in our previously filed Annual Report on Form 10-K, particularly those under “Risk Factors.”

OVERVIEW

Our Company

We are the largest U.S.-based independent manufacturer of composite wind blades. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of April 28, 2017, our long-term supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.7 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of over approximately $4.2 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 99% of our total net sales in each of the three month periods ended March 31, 2017 and 2016.

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

•

Our Mexico segment manufactures wind blades from three facilities in Juárez, Mexico, one of which commenced operations in 2014, the second during the third quarter of 2016 and the third in January 2017. In April 2017, we entered into a multiyear supply agreement with Vestas to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico.

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

For each of the three months ended March 31, 2017 and 2016, our research and development expenses (included in general and administrative expenses) totaled $0.3 million.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net sales	$191,602	$176,110
Total billings(1)	$211,360	$174,538
Net income	$3,545	$1,746
EBITDA(1)	$12,482	$10,951
Adjusted EBITDA(1)	$15,570	$11,390
Capital expenditures	$16,922	$10,888

	March 31,	December 31,
	2017	2016
	(in thousands)
Total debt, net of debt issuance costs	$120,489	$123,155
Net debt(1)	$7,095	$6,379

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA and net debt to net sales, net income, net income and total debt, net of debt issuance costs and discount, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments noted in this presentation. Our presentations of EBITDA and adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP measures.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net sales	$191,602	$176,110
Change in deferred revenue:
Blade-related deferred revenue at beginning of period (1)	(69,568)	(65,520)
Blade-related deferred revenue at end of period (1)	89,319	65,027
Foreign exchange impact (2)	7	(1,079)
Change in deferred revenue	19,758	(1,572)
Total billings	$211,360	$174,538

Net income	$3,545	$1,746
Adjustments:
Depreciation and amortization	3,829	3,011
Interest expense (net of interest income)	3,007	3,891
Income tax provision	2,101	2,303
EBITDA	12,482	10,951
Share-based compensation expense	1,707	—
Realized loss on foreign currency remeasurement	1,381	439
Adjusted EBITDA	$15,570	$11,390

(1)	Total billings is reconciled using the blade-related deferred revenue amounts at the beginning and the end of the period as follows:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Blade-related deferred revenue at beginning of period	$69,568	$65,520
Non-blade related deferred revenue at beginning of period	—	—
Total current and noncurrent deferred revenue at beginning of period	$69,568	$65,520
Blade-related deferred revenue at end of period	$89,319	$65,027
Non-blade related deferred revenue at end of period	—	—
Total current and noncurrent deferred revenue at end of period	$89,319	$65,027

(2)	Represents the effect of the difference between the exchange rate used by our various foreign subsidiaries on the invoice date versus the exchange rate used at the period-end balance sheet date.

Net debt is reconciled as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Total debt, net of debt issuance costs	$120,489	$123,155
Add debt issuance costs	2,147	2,290
Less cash and cash equivalents	(115,541)	(119,066)
Net debt	$7,095	$6,379

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2017	2016
Sets	636	486
Estimated megawatts	1,460	1,113
Dedicated manufacturing lines	44	38
Total manufacturing lines installed	39	32
Manufacturing lines in startup	9	—
Manufacturing lines in transition	—	3

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

Dedicated manufacturing lines are the number of manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements. We monitor dedicated manufacturing lines and believe that presenting this metric to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for our wind blades from customers under our long-term supply agreements in any given period. Dedicated manufacturing lines primarily impacts our net sales and total billings. In April 2017, we entered into a multiyear supply agreement with Vestas to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended March 31, 2017 and 2016 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2017		2016
	(dollars in thousands)
Net sales	$191,602	100.0%	$176,110	100.0%
Cost of sales	167,423	87.4%	159,866	90.8%
Startup and transition costs	6,159	3.2%	3,306	1.9%
Total cost of goods sold	173,582	90.6%	163,172	92.7%
Gross profit	18,020	9.4%	12,938	7.3%
General and administrative expenses	8,306	4.3%	4,749	2.7%
Income from operations	9,714	5.1%	8,189	4.6%
Other expense	(4,068)	(2.1)%	(4,140)	(2.3)%
Income before income taxes	5,646	3.0%	4,049	2.3%
Income tax provision	(2,101)	(1.1)%	(2,303)	(1.3)%
Net income	3,545	1.9%	1,746	1.0%
Net income attributable to preferred shareholders	—	—	2,437	1.4%
Net income (loss) attributable to common shareholders	$3,545	1.9%	$(691)	(0.4)%

Net sales for the three months ended March 31, 2017 increased by $15.5 million or 8.8% to $191.6 million compared to $176.1 million in the same period in 2016. Net sales of wind blades increased by 11.9% to $184.3 million for the three months ended March 31, 2017 as compared to $164.7 million in the same period in 2016. The increase was primarily driven by a 15% increase in the number of wind blades delivered during the three months ended March 31, 2017 compared to the same period in 2016 primarily from our Mexico and China plants, partially offset by a decline in the average sales prices of the same blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers, slightly lower wind blade volume in Turkey and foreign currency fluctuations in Turkey and China. Net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2017 decreased to $4.6 million from $9.9 million in the same period in 2016. This decrease was primarily the result of our customers requiring less precision molding and assembly systems from our Rhode Island facility during the three months ended March 31, 2017. Total billings for the three months ended March 31, 2017 increased by $36.8 million or 21.1% to $211.4 million compared to $174.5 million in the same period in 2016. The impact of the strengthening of the U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings were reductions of 0.9% and 1.3%, respectively. The impact of the strengthening of the U.S. dollar against the Euro and the Chinese Renminbi on consolidated net sales and total billings for the three months ended March 31, 2016 was not significant.

Total cost of goods sold for the three months ended March 31, 2017 was $173.6 million and included aggregate costs of $6.2 million related to startup costs in our new plants in Mexico and Turkey. This compares to total cost of goods sold for the three months ended March 31, 2016 of $163.2 million, including aggregate costs of $3.3 million related to the transition of wind blade models in our original plant in Mexico. Cost of goods sold as a percentage of net sales of wind blades decreased by three percentage points during the three months ended March 31, 2017 as compared to the same period in 2016, driven by improved operating efficiencies, the impact of savings in raw material costs and foreign currency fluctuations. Similar to the impact to net sales above, the impact of the strengthening of the U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso reduced consolidated cost of goods sold by 3.2% for three months ended March 31, 2017, compared to a reduction of 1.9% in the same period in 2016.

General and administrative expenses for the three months ended March 31, 2017 totaled $8.3 million as compared to $4.7 million for the same period in 2016. As a percentage of net sales, general and administrative expenses were 4.3% for the three months ended March 31, 2017, up from 2.7% in the same period in 2016. The increase was primarily driven by share-based compensation costs of $1.5 million recorded in the 2017 period (none was recorded in the 2016 period prior to our IPO in July 2016) as well as additional costs incurred to enhance our corporate support functions to support our growth and public company governance.

Net income for the three months ended March 31, 2017 was $3.5 million, as compared to $1.7 million in the same period in 2016. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $2.4 million for the three months ended March 31, 2016 and there was none in the 2017 period as following our IPO in July 2016, all of our preferred shares were converted to common shares.

Net income attributable to common shareholders was $3.5 million during the three months ended March 31, 2017, compared to a loss of $0.7 million in the same period in 2016. This was primarily due to the improved operating results discussed above. Diluted earnings per share was $0.10 for the three months ended March 31, 2017, compared to a loss of $0.16 for the three months ended March 31, 2016.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

	Three Months Ended
	March 31,
	2017	2016
Net Sales	(in thousands)
U.S.	$46,540	$51,761
Asia	66,732	64,352
Mexico	46,931	25,540
EMEA	31,399	34,457
Total net sales	$191,602	$176,110

	Three Months Ended
	March 31,
	2017	2016
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(10,111)	$(661)
Asia	14,704	15,542
Mexico	1,947	967
EMEA	3,174	(7,659)
Total income from operations	$9,714	$8,189
(1)	Includes the costs of our corporate headquarters totaling $8.3 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively.

U.S. Segment

Net sales in the three months ended March 31, 2017 decreased by $5.2 million or 10.2% to $46.5 million compared to $51.8 million in the same period in 2016. Net sales of wind blades were $40.2 million during the three months ended March 31, 2017 as compared to $40.3 million in the same period of 2016 on a comparable number of wind blades delivered in the two periods. Net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2017 were $3.7 million compared to $9.9 million during the same period in 2016. This decrease was primarily the result of model-specific tooling equipment manufactured in our Rhode Island facility in the 2016 period as required by our customers due to the transition to larger wind blade models for use in our Mexico plant as well as for use at the plants of another U.S. wind blade manufacturer.

The loss from operations for the three months ended March 31, 2017 was $10.1 million as compared to a loss of $0.7 million in the same period in 2016. These amounts include corporate general and administrative costs of $8.3 million and $4.7 million for the three months ended March 31, 2017 and 2016, respectively, with 2017 including $1.5 million of share-based compensation costs as described above. Notwithstanding these costs, the operating results were negatively impacted by the lower precision molding volume discussed above as well as lower gross profit on wind blades delivered during the three months ended March 31, 2017 as compared to the 2016 period.

Asia Segment

Net sales in the three months ended March 31, 2017 increased by $2.4 million or 3.7% to $66.7 million compared to $64.4 million in the same period in 2016. Net sales of wind blades were $65.8 million in the three months ended March 31, 2017 as compared to $64.4 million in the same period of 2016. The increase was the result of a 5% increase in the number of wind blades delivered during the three months ended March 31, 2017 compared to the same period in 2016. These increases were partially offset by a change in the mix of wind blade models sold, lower average sales prices of blades due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 1.1%. Net sales from the manufacturing of precision molding and assembly systems totaled $1.0 million during the three months ended March 31, 2017 compared to no sales during the three months ended March 31, 2016.

Income from operations in the Asia segment for the three months ended March 31, 2017 was $14.7 million as compared to $15.5 million in the same period in 2016. In addition to the factors noted above, the decrease reflect higher overhead costs in the 2017 period as compared to 2016 partially offset by the favorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 4.8%.

Mexico Segment

Net sales in the three months ended March 31, 2017 increased by $21.4 million or 83.8% to $46.9 million compared to $25.5 million in the same period in 2016, reflecting a 68% increase in wind blade volume at our first Mexico plant and the beginning of wind blade production in our second plant, partially offset by lower average sales prices of blades. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2017 and 2016 periods.

Income from operations in the Mexico segment for the three months ended March 31, 2017 was $1.9 million as compared to $1.0 million in the same period in 2016. The improvement in income from operations was due to the increase in wind blade volume in the 2017 period as compared to 2016, savings in raw material costs and the favorable impact of the fluctuation of the U.S. dollar relative to the Mexican Peso of 2.2%. This was largely offset by the startup losses incurred at our two new Mexico facilities.

EMEA Segment

Net sales during the three months ended March 31, 2017 decreased by $3.1 million or 8.9% to $31.4 million compared to $34.5 million in the same period in 2016. The decrease was driven by a 17% decrease in wind blade volume at our first Turkey plant, the mix of blades as well as overall lower average sales prices of blades due to savings in raw material costs, a portion of which we share with our customers, notwithstanding the unfavorable impact of the fluctuation of the U.S. dollar relative to the Euro of 3.1%. The decrease in sales volume was partially offset by the beginning of wind blade production in our second plant. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2017 and 2016.

Income from operations in the EMEA segment for the three months ended March 31, 2017 was $3.2 million as compared to a loss of $7.7 million in the same period in 2016. The increase was primarily driven by a large warranty reserve accrual in the 2016 period and the favorable impact of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 7.7%.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net repayments on financing arrangements of $2.8 million for the three months ended March 31, 2017 as compared to net borrowings of $2.7 million in the comparable period of 2016. As of March 31, 2017, we had $122.6 million in outstanding indebtedness, excluding debt issuance costs. As of March 31, 2017, we had an aggregate of $73.9 million of remaining capacity and $33.8 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the proceeds of our IPO in July 2016, the incurrence of other indebtedness and other potential sources of liquidity.

At March 31, 2017 and December 31, 2016, we had unrestricted cash, cash equivalents and short-term investments totaling $115.5 million and $119.1 million, respectively. The March 31, 2017 balance includes $17.7 million of cash located outside of the United States, including $14.8 million in China, $1.9 million in Turkey and $1.0 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($5.2 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2016, the amount of the surplus reserve fund was $4.4 million.

Operating Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net income	$3,545	$1,746
Depreciation and amortization	3,829	3,011
Share-based compensation expense	1,707	—
Other non-cash items	143	1,167
Changes in assets and liabilities	6,714	(7,063)
Net cash provided by (used in) operating activities	$15,938	$(1,139)

Net cash provided by operating activities totaled $15.9 million for the three months ended March 31, 2017 and was primarily the result of net income for the period of $3.5 million, depreciation and amortization of $3.8 million, share-based compensation costs of $1.7 million and net changes in working capital. The key components of the $6.7 million increase in working capital include a $19.8 million increase in deferred revenue, a $11.2 million increase in accounts payable and accrued expenses, a $6.8 million decrease in prepaid expenses and other current assets, a $4.8 million increase in customer deposits, a $5.9 million decrease in other noncurrent assets and a $2.0 million increase in accrued warranty. This was partially offset by an increase in accounts receivable of $28.7 million and a $15.2 million increase in inventory. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the three months ended March 31, 2017.

Net cash used in operating activities totaled $1.1 million for the three months ended March 31, 2016 and was primarily the result of net changes in working capital, mostly offset by net income for the period of $1.7 million and non-cash depreciation and amortization of $3.0 million. The key components of the $7.1 million decrease in working capital include a $14.1 million increase in accounts receivable, an $8.3 million increase in prepaid expenses and other current assets, a $5.3 million increase in inventory and a $3.0 million increase in other noncurrent assets. This was partially offset by a $14.3 million increase in accrued warranty, a $6.8 million increase in accounts payable and accrued expenses, and a $2.5 million increase in customer deposits. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the three months ended March 31, 2016.

Investing Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Purchase of property and equipment	$(16,922)	$(10,888)
Net cash used in investing activities	$(16,922)	$(10,888)

Net cash flows used in investing activities totaled $16.9 million and $10.9 million for the three months ended March 31, 2017 and 2016, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities.

The capital expenditures for the three months ended March 31, 2017 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our wind blade facility in Dafeng, China. The capital expenditures for the three months ended March 31, 2016 primarily related to the construction of our second wind blade plants in Mexico and Turkey as well as the expansion of our original wind blade facilities in Mexico and Turkey.

We anticipate fiscal year 2017 capital expenditures of between $75 million to $85 million. We estimate that the cost we will incur after March 31, 2017 to complete our current projects in process is approximately $13.9 million. We have used and will continue to use cash flow from operations and debt for major projects currently being undertaken, which include the new manufacturing facilities in Mexico and Turkey discussed above as well as our continued investment in our existing China and Turkey wind blade facilities.

Financing Cash Flows

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Repayment of term loan	$(938)	$—
Net proceeds from (repayments of) accounts receivable financing	(1,233)	6,800
Net proceeds from (repayments of) working capital loans	517	(4,958)
Net repayments of other debt	(1,155)	(1,192)
Proceeds from customer advances	—	2,000
Restricted cash and other	331	(647)
Net cash provided by (used in) financing activities	$(2,478)	$2,003

The net cash flows used in financing activities totaled $2.5 million for the three months ended March 31, 2017, compared to net cash flows provided by financing activities of $2.0 million in the comparable period of 2016.  Net cash flows used in financing activities for the three months ended March 31, 2017 primarily reflects the net repayments of accounts receivable loans, the term loan and other debt. Net cash flows provided by financing activities for the three months ended March 31, 2016 primarily reflects the net proceeds received from accounts receivable loans and customer advances less the net repayments of working capital loans and other debt.

Description of Our Indebtedness

Senior Financing Agreements (U.S.):

In December 2016, we amended and restated our previous credit facility (the Restated Credit Facility). The previous $100.0 million of available principal was replaced with a $75.0 million term loan and a $25.0 million revolving credit facility, which originally included a $15.0 million letter of credit sub-facility, which was increased to $20.0 million in April 2017. The borrowings under the Restated Credit Facility bear interest at a variable rate through maturity at LIBOR, with a 1.0% floor, plus 5.75%. The Restated Credit Facility requires us to make quarterly principal payments in the amount of $0.9 million of the outstanding principal loan balance commencing in March 2017, with the remaining outstanding balance to be repaid on or before December 30, 2020. The Restated Credit Facility contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require us and our subsidiaries to satisfy certain capital expenditure and other financial covenants, and restricts the ability of us and our subsidiaries to incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales and declare dividends on its capital stock without the prior written consent of the lenders. The obligations under the Restated Credit Facility are secured by a lien on substantially all tangible and intangible property of us and our domestic subsidiaries and by a pledge by us and our domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to customary exceptions and exclusions from collateral.

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

As of March 31, 2017 and December 31, 2016, the aggregate outstanding balance under the Restated Credit Facility was $76.9 million and $77.8 million, respectively. We cannot assure you that we will be able to maintain appropriate minimum leverage or fixed-charge coverage ratio requirements in the future.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement with a financial institution in Turkey to provide up to $20.0 million (later updated to 21.0 million Euro, or approximately $22.5 million as of March 31, 2017) of short-term collateralized financing on invoiced accounts receivable of one of Turkey’s customers. Interest accrues annually at a variable rate (currently 5.75%) and is paid quarterly. In December 2014, we obtained an additional $7.0 million (later decreased to $5.0 million) of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of March 31, 2017 and December 31, 2016 include $6.2 million and $15.1 million of accounts receivable financing and $2.7 million and $4.6 million of unsecured financing, respectively.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate (currently 6.5%). The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of March 31, 2017 include $2.5 million of unsecured financing and no amounts under the accounts receivable financing. No amounts were outstanding under this agreement as of December 31, 2016.

In March 2016, we entered into a general credit agreement with a Turkish financial institution to provide up to 33.5 million Euro (later increased to 36.0 million Euro, or approximately $38.7 million as of March 31, 2017) of short-term financing of which 20.0 million Euro (approximately $21.5 million as of March 31, 2017) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers, 12.5 million Euro (later increased to 15.0 million Euro, or approximately $16.1 million as of March 31, 2017) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.1 million as of March 31, 2017) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivable accrues at the three month EURIBOR plus 5.75% (currently 5.75%) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (currently 6.75%) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with a final maturity date of March 2017. As of March 31, 2017 and December 31, 2016, there was $16.1 million and $15.8 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of March 31, 2017, there was $7.7 million outstanding under the collateralized financing based on invoiced accounts receivables, with no corresponding amounts outstanding as of December 31, 2016.

Asia: In January 2016, we entered into a credit agreement with a Chinese financial institution to provide up to 95.0 million Renminbi (approximately $13.6 million as of December 31, 2016) of short-term financing of which 85.0 million Renminbi (approximately $12.2 million as of December 31, 2016) is collateralized financing based on invoiced accounts receivables of one of our Asia segment’s customers and 10.0 million Renminbi (approximately $1.4 million as of December 31, 2016) of working capital loans collateralized by one of our Asia segment location’s machinery and equipment. Interest on the collateralized financing and the collateralized working capital loan accrues at a specified LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s final maturity (January 12, 2017). As of December 31, 2016, there were no amounts outstanding under these accounts receivable financing and working capital loans. This credit agreement matured in January 2017.

In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi (approximately $21.8 million as of March 31, 2017) which can be used for the purpose of domestic and foreign currency loans, issuing letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in February 2018). No amounts were outstanding under this agreement as of March 31, 2017.

Equipment Lease and Other Arrangements: We have entered into certain capital lease and construction loan arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 4.0% to 9.0% annually, and principal and interest are payable monthly. As of March 31, 2017 and December 31, 2016, there was $10.6 million and $12.1 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of March 31, 2017, we leased a total of approximately 3.8 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Santa Teresa, New Mexico; Taicang City, China; Taicang Port, China; Warren, Rhode Island; and Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $16 million for the full year 2017.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet arrangements, including transactions with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity or capital resources, other than the accounts receivable assignment agreement described below and the operating lease arrangements presented in our Annual Report on Form 10-K. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in condensed consolidated financial statements and related notes.

In July 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three months ended March 31, 2017, $26.3 million of receivables were sold to the financial institution.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Contractual Obligations

During the three months ended March 31, 2017, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $3.8 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Finally, since many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we can also benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices but also enables us to take full advantage of decreases. We believe that a 10% change in the price of resin and resin systems, the commodities for which we do not have fixed pricing, would have had an impact to income from operations of approximately $3.3 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively.

Interest Rate Risk. As of March 31, 2017, we have an aggregate of $76.9 million outstanding under the Restated Credit Facility that is tied to LIBOR and an aggregate of $23.8 million outstanding under a general credit agreement with a Turkish financial institution that is tied to EURIBOR. The Restated Credit Facility and the Turkish general credit agreement are the only variable rate debt instruments outstanding as of March 31, 2017 and December 31, 2016 as all remaining unsecured financing, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of March 31, 2017, a 10% change in the LIBOR or EURIBOR rate would not have a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2017 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations.

As previously disclosed in our Annual Report on Form 10-K, in March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. We filed a motion to dismiss the complaint in April 2015, which was denied. We subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. We filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied our motion in August 2016. The court set a trial date for September 2017. We continue to deny the substantive allegations of the complaint and we intend to vigorously defend this lawsuit; however, we are currently unable to determine the ultimate outcome of this case.

As previously disclosed in our Annual Report on Form 10-K, in August 2015, we entered into a transition agreement with our former Senior Vice President – Asia, pursuant to which he transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following our discovery that he had materially violated the terms of his transition agreement, we terminated his consultancy for cause. In April 2016, he filed an arbitration claim in China with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that we improperly terminated his transition agreement. He is demanding that we continue to honor the terms of the transition agreement and pay him compensation and fees owed to him under the transition agreement, which in the aggregate total approximately $2.6 million. In addition, he is also challenging the validity of our termination of his option to purchase 164,880 shares of our common stock and 77,760 restricted stock units under the 2015 Plan, which were canceled in January 2016 when we terminated his consultancy. We believe that our termination of his transition agreement was valid and we intend to vigorously defend this matter.

Item 1A. Risk Factors

In addition to other information set forth in this Form 10-Q, careful consideration should be given to the Risk Factors (Part I, Item 1A) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7) in our Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1

Amendment No. 5 to Financing Agreement between the Registrant, HPS Investment Partners, LLC and the other parties named therein, dated August 19, 2014, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on May 5, 2017)

10.2†

Amended and Restated Financing Agreement between the Registrant and HPS Investment Partners, LLC, and other parties named therein, dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.3†

Supply Agreement between General Electric International, Inc. and TPI Mexico III, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.4†

Amended and Restated Supply Agreement between General Electric International, Inc. and TPI Iowa, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.5†

First Amendment to Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

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

TPI COMPOSITES, INC.

Date: May 8, 2017	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)