Form 10-Q
period 2017-06-30
TPI COMPOSITES, INC
filed 2017-08-08
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 33,886,088 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,834	$119,066
Restricted cash	2,783	2,259
Accounts receivable (Note 3)	117,202	67,842
Inventories	59,753	53,095
Inventories held for customer orders	56,974	52,308
Prepaid expenses and other current assets	25,487	30,657
Total current assets	393,033	325,227
Property, plant, and equipment, net	112,432	91,166
Other noncurrent assets	14,432	20,813
Total assets	$519,897	$437,206
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$149,285	$112,281
Accrued warranty	25,873	19,912
Deferred revenue (Note 3)	74,255	69,568
Customer deposits and customer advances	8,663	1,390
Current maturities of long-term debt	38,511	33,403
Total current liabilities	296,587	236,554
Long-term debt, net of debt issuance costs and current maturities	89,852	89,752
Other noncurrent liabilities	4,222	4,393
Total liabilities	390,661	330,699
Commitments and contingencies (Note 10)
Shareholders’ equity: (Note 3)
Preferred shares, $0.01 par value, 5,500 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value, 100,000 shares authorized and 33,737 shares issued and outstanding at June 30, 2017 and December 31, 2016	337	337
Paid-in capital	297,653	292,833
Accumulated other comprehensive loss	(2,285)	(3,862)
Accumulated deficit	(166,469)	(182,801)
Total shareholders’ equity	129,236	106,507
Total liabilities and shareholders’ equity	$519,897	$437,206

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
Net sales (Note 3)	$248,186	$194,255	$439,788	$370,365
Cost of sales	203,095	168,382	370,518	328,248
Startup and transition costs	10,540	3,055	16,699	6,361
Total cost of goods sold	213,635	171,437	387,217	334,609
Gross profit	34,551	22,818	52,571	35,756
General and administrative expenses	10,752	5,340	19,058	10,089
Income from operations	23,799	17,478	33,513	25,667
Other income (expense):
Interest income	11	28	30	49
Interest expense	(2,935)	(4,134)	(5,961)	(8,046)
Realized loss on foreign currency remeasurement	(1,233)	(18)	(2,614)	(457)
Miscellaneous income	258	154	578	344
Total other expense	(3,899)	(3,970)	(7,967)	(8,110)
Income before income taxes	19,900	13,508	25,546	17,557
Income tax provision	(6,042)	(1,953)	(8,143)	(4,256)
Net income	13,858	11,555	17,403	13,301
Net income attributable to preferred shareholders	—	2,438	—	4,875
Net income attributable to common shareholders	$13,858	$9,117	$17,403	$8,426
Weighted-average common shares outstanding:
Basic	33,737	4,238	33,737	4,238
Diluted	33,828	4,244	33,827	4,244
Net income per common share:
Basic	$0.41	$2.15	$0.52	$1.99
Diluted	$0.41	$2.15	$0.51	$1.99

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$13,858	$11,555	$17,403	$13,301
Other comprehensive income:
Foreign currency translation adjustments	1,300	(1,253)	1,577	(825)
Comprehensive income	$15,158	$10,302	$18,980	$12,476

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$17,403	$13,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,483	6,173
Share-based compensation expense	3,751	—
Amortization of debt issuance costs	286	830
Amortization of debt discount	—	1,509
Changes in assets and liabilities:
Accounts receivable	(49,360)	(14,643)
Inventories	(11,324)	(2,368)
Prepaid expenses and other current assets	5,170	(9,614)
Other noncurrent assets	7,111	(2,527)
Accounts payable and accrued expenses	34,633	196
Accrued warranty	5,961	16,977
Customer deposits	7,273	(261)
Deferred revenue	4,687	136
Other noncurrent liabilities	(141)	466
Net cash provided by operating activities	33,933	10,175
Cash flows from investing activities:
Purchase of property and equipment	(26,727)	(14,244)
Net cash used in investing activities	(26,727)	(14,244)
Cash flows from financing activities:
Repayment of term loan	(1,875)	—
Net proceeds from (repayments of) accounts receivable financing	5,182	(8,565)
Net repayments of working capital loans	(4,638)	(764)
Net proceeds from (repayments of) other debt	6,253	(2,664)
Proceeds from customer advances	—	2,000
Restricted cash	(524)	(648)
Net cash provided by (used in) financing activities	4,398	(10,641)
Impact of foreign exchange rates on cash and cash equivalents	164	(150)
Net change in cash and cash equivalents	11,768	(14,860)
Cash and cash equivalents, beginning of year	119,066	45,917
Cash and cash equivalents, end of period	$130,834	$31,057
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,866	$4,864
Cash paid for income taxes, net	9,982	4,188
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	5,002	2,198

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Juárez, Mexico and Izmir, Turkey. In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico, and the Company expects to commence operations at this facility in the first half of 2018.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Secondary Public Offering

In May 2017, the Company completed a secondary public offering of 5,075,000 shares of its common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing shareholders and certain executive officers of the Company. The selling shareholders received all of the net proceeds of $78.8 million from the secondary public offering. The Company did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by the Company in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying condensed consolidated income statement.

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

•

The Mexico segment manufactures wind blades from three facilities in Juárez, Mexico, one of which commenced operations in 2014, the second during the third quarter of 2016 and the third in January 2017.  In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico, and the Company expects to commence operations at this facility in the first half of 2018.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2017, and the results of the Company’s operations, comprehensive income and cash flows for the periods presented. The Company derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full years.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Warranty accrual at June 30 consisted of the following (in thousands):

2017

Warranty accrual at beginning of year	$19,912
Accrual during the period	7,861
Cost of warranty services provided during the period	(305)
Reversal of reserves upon warranty expiration	(1,595)
Warranty accrual at end of period	$25,873

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

Net Income Per Share Calculation

The basic net income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during a period. Diluted net income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus potentially dilutive securities. The table below reflects the calculation of the weighted-average number of common shares outstanding used in computing basic and diluted earnings per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	33,737	4,238	33,737	4,238
Effect of dilutive stock options and warrants	91	6	90	6
Diluted weighted-average shares outstanding	33,828	4,244	33,827	4,244

The Company did not have any potentially dilutive securities outstanding that are not included in the diluted net income per share calculation for the three and six months ended June 30, 2017 and 2016.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees.  The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated income statements as a component of the provision for income taxes when stock awards vest or options are exercised.  In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows.  Further, the standard provides an accounting policy election to account for forfeitures as they occur, allows us to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s consolidated statements of cash flows.

The Company adopted ASU 2016-09 in the first quarter of 2017 using the modified retrospective transition method through a cumulative effect adjustment to equity as of January 1, 2017.  Upon adoption, the Company elected to eliminate application of a forfeiture assumption to share based compensation expense and account for forfeitures as they occur over the vesting period.  The cumulative effect of this change increased additional paid-in capital and decreased retained earnings as of January 1, 2017 by $1.1 million.  The Company did not have any previously unrecognized excess tax effects that had not been recorded as a reduction to the tax liability.

The Company did not have any vesting of restricted stock units or stock option exercises during the periods presented in the accompanying financial statements; therefore, the provisions of the standard relating to the cash flow presentation and income taxes did not impact the statements of cash flows nor the income tax provision for the three or six months ended June 30, 2017.  The inclusion of excess tax benefits and deficiencies as a component of the Company’s income tax expense in future periods will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on the Company’s stock price at the date the restricted awards vest, the stock price on the date an option is exercised, and the quantity of options exercised.

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

The Company expects that the adoption of Topic 606 will have a material impact on the amount of net sales, cost of goods sold and income from operations reported in the consolidated income statements in future periods. In accordance with Topic 606, revenues will be recognized over the time period of the production process, whereas currently it is recognized upon delivery to the client. Further,

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

since revenue will be recognized over time for manufacturing contracts, future net sales will include amounts related to products that are in production as of the period end. Finally, the gross margin realized in the period may be impacted by the changes related to the timing and amount of revenue recognized for products in the production process.

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

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2017 and 2016. At June 30, 2017 and December 31, 2016, the Company had $93.2 million and $103.4 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts.

The Company also maintains cash in bank deposit accounts outside the U.S. with no deposit insurance. This includes $30.8 million in China, $5.7 million in Turkey and $1.1 million in Mexico as of June 30, 2017. The Company has not experienced losses in these accounts in the past.

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

The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. The supply agreements in Taicang Port, China and Izmir, Turkey expire December 31, 2017 and GE has decided not to renew or extend these two contracts. As a result of the supply agreements, GE is the Company’s largest customer. As disclosed at note 11, Concentration of Customers, for the three months ended June 30, 2017 and 2016, the Company recorded related-party sales with GE of $102.4 million and $98.1 million, respectively, and for the six months ended June 30, 2017 and 2016, the Company recorded related-party sales with GE of $187.3 million and $194.3 million, respectively. As of June 30, 2017 and December 31, 2016, the Company had accounts receivables related to sales to GE of $26.7 million and $16.6 million, respectively.

Since 2007, the Company has issued multiple series of preferred shares, including several preferred share issuances to GE. Immediately prior to the closing of the IPO, all shares of the then-outstanding preferred shares were converted into shares of common stock. As a result of these transactions, GE owned approximately 8.4% of the Company’s outstanding common stock as of December 31, 2016. As of June 30, 2017, GE has informed the Company that GE owned less than 5% of the Company’s outstanding common stock.

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

In connection with the Company’s secondary offering, certain entities associated with Element Partners, Angeleno Group, Landmark Partners and NGP Energy Technology Partners, L.P, as well as certain executive officers of the Company sold an aggregate of 5,075,000 shares of common stock at the public offering price of $16.35 per share.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Trade accounts receivable	$114,401	$66,612
Other accounts receivable	2,801	1,230
Total accounts receivable	$117,202	$67,842

Note 5. Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$28,524	$29,278
Work in process	26,774	21,169
Finished goods	4,455	2,648
Total inventories	$59,753	$53,095

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and equipment	$86,314	$70,481
Buildings	13,973	13,449
Leasehold improvements	19,599	16,818
Office equipment and software	9,771	6,403
Furniture	18,326	15,883
Vehicles	339	342
Construction in progress	16,416	11,592
Total	164,738	134,968
Accumulated depreciation	(52,306)	(43,802)
Property, plant and equipment, net	$112,432	$91,166

Total depreciation expense for the three months ended June 30, 2017 and 2016 was $4.6 million and $3.2 million, respectively, and for the six months ended June 30, 2017 and 2016 was $8.4 million and $6.2 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Senior term loan—U.S.	$73,125	$75,000
Senior revolving loan—U.S.	2,820	2,820
Accounts receivable financing—EMEA	20,302	15,120
Unsecured financing—EMEA	—	4,638
Equipment financing—EMEA	17,121	15,813
Equipment capital lease—Mexico	13,850	8,037
Equipment capital lease—U.S.	1,156	2,016
Equipment capital lease—EMEA	1,918	1,898
Equipment loan—Mexico	75	103
Total long-term debt	130,367	125,445
Less: Debt issuance costs	(2,004)	(2,290)
Total long-term debt, net of debt issuance costs	128,363	123,155
Less: Current maturities of long-term debt	(38,511)	(33,403)
Long-term debt, net of debt issuance costs and current maturities	$89,852	$89,752

Note 8. Share-Based Compensation Plans

The Company has granted stock option awards to certain employees and non-employee directors under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). Each award granted prior to the consummation of the IPO included a performance condition that required the completion of an initial public offering by the Company and a required vesting period of one to four years commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, the Company began recording compensation expense in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation to be expensed over the remaining vesting period. Total share-based compensation expense recognized during the three months ended June 30, 2017 was $2.0 million, of which $0.3 million is included in cost of goods sold and the remaining $1.7 million is included in general and administrative expenses. The amount related to restricted stock units was $0.6 million while $1.4 million related to stock options. Total share-based compensation expense recognized during the six months ended June 30, 2017 was $3.8 million, of which $0.6 million is included in cost of goods sold and the remaining $3.2 million is included in general and administrative expenses. The amount related to restricted stock units (RSU) was $1.2 million while $2.6 million related to stock options. No share-based compensation costs were capitalized during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, the unamortized cost of the outstanding restricted stock units was $2.3 million, which the Company expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.5 years. The total unrecognized cost related to non-vested stock option awards was $5.2 million as of June 30, 2017. The Company expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.9 years.

The following table summarizes the activity of the stock options and RSUs under the Company’s incentive plans:

		Stock Options			RSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	3,587,692	3,331,418	$12.72	25,828	636,120	$10.90
Increase in shares authorized	1,349,475	—	—		—	—
Granted	(31,480)	5,300	16.04		26,180	16.04
Forfeited/cancelled	64,800	(54,000)	13.14		(10,800)	10.87
Balance as of June 30, 2017	4,970,487	3,282,718	12.72	25,828	651,500	11.10

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the outstanding and exercisable stock option awards as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	25,828	2.5	$8.49	25,828	$8.49
$10.87	2,246,400	7.9	10.87	—	—
$11.00 - $16.04	84,500	9.1	12.73	—	—
$16.53	583,200	8.5	16.53	—	—
$17.68 - $18.70	342,790	8.9	18.68	—	—
$8.49 to $18.70	3,282,718	8.1	12.72	25,828	8.49

Note 9. Income Taxes

Income tax expense was $6.0 million and $2.0 million in the three months ended June 30, 2017 and 2016, respectively, and $8.1 million and $4.3 million in the six months ended June 30, 2017 and 2016, respectively. The higher effective tax rate was primarily due to the Company not recording tax benefits from operating losses in both the U.S. and at the Company’s second manufacturing facility in Turkey. The Company also recognized an additional $0.9 million of tax expense during the six months ended June 30, 2017 as the Company did not record tax benefits from U.S. foreign tax credits due to valuation allowances. The United States and Turkey operations have not had a significant change to the full valuation allowances recorded against their deferred tax assets as of December 31, 2016. No changes in tax law since December 31, 2016 have had a material impact on the Company’s income tax provision.

Note 10. Commitments and Contingencies

Legal Proceedings

A complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. The Company denies the substantive allegations of the complaint and intends to vigorously defend this lawsuit; however, the Company is currently unable to determine the ultimate outcome of this case. In addition, the Company entered into a transition agreement with a former officer, pursuant to which he transitioned out of his role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following the discovery that he had materially violated the terms of his transition agreement, the Company terminated his consultancy for cause. In April 2016, the officer filed an arbitration claim alleging that the Company improperly terminated his transition agreement. The Company believes that the termination of his transition agreement was valid and the Company intends to vigorously defend this matter. The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 11. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues (dollars in thousands) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
GE	$102,408	41.3%	$98,143	50.5%	$187,318	42.6%	$194,294	52.5%
Vestas	82,109	33.1	40,475	20.8	126,431	28.8	70,416	19.0
Nordex Group	38,973	15.7	35,343	18.2	72,532	16.5	65,007	17.5
Gamesa	21,323	8.6	18,572	9.6	47,585	10.8	36,709	9.9
Other	3,373	1.3	1,722	0.9	5,922	1.3	3,939	1.1
Total	$248,186	100.0%	$194,255	100.0%	$439,788	100.0%	$370,365	100.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	June 30,	December 31,
	2017	2016
Customer	% of Total	% of Total
GE	23.4%	24.9%
Vestas	40.8%	26.2%
Nordex Group	29.4%	26.8%
Gamesa	4.3%	16.2%

Note 12. Segment Reporting

The Company’s operating segments are defined geographically as the United States, Asia, Mexico and EMEA. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of the Company’s segments operate in their local currency except for the China and Mexico segments, which both include a U.S. parent company.

The following tables set forth certain information (in thousands) regarding each of the Company’s segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues by segment:
U.S.	$45,175	$45,069	$91,715	$96,830
Asia	109,089	81,453	175,821	145,805
Mexico	42,138	27,635	89,069	53,175
EMEA	51,784	40,098	83,183	74,555
Total revenues	$248,186	$194,255	$439,788	$370,365
Revenues by geographic location (1):
U.S.	$45,175	$45,069	$91,715	$96,830
China	109,089	81,453	175,821	145,805
Mexico	42,138	27,635	89,069	53,175
Turkey	51,784	40,098	83,183	74,555
Total revenues	$248,186	$194,255	$439,788	$370,365
Income (loss) from operations:
U.S. (2)	$(8,016)	$(4,462)	$(18,127)	$(5,123)
Asia	25,456	15,222	40,160	30,764
Mexico	21	1,656	1,968	2,623
EMEA	6,338	5,062	9,512	(2,597)
Total income from operations	$23,799	$17,478	$33,513	$25,667

	June 30,	December 31,
	2017	2016
Property, plant and equipment, net:
U.S.	$20,120	$16,740
Asia (China)	28,080	26,341
Mexico	39,591	24,842
EMEA (Turkey)	24,641	23,243
Total property, plant and equipment, net	$112,432	$91,166

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in the U.S. segment includes corporate general and administrative costs of $10.8 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively, and $19.1 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 13. Subsequent Events

On August 4, 2017, the Company signed a multiyear supply agreement with a customer for two manufacturing lines in Taicang, China. The Company expects to commence operations for this customer before the end of the first quarter of 2018.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of August 4, 2017, our long-term supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.8 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of over approximately $4.4 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 99% of our total net sales in each of the three and six months ended June 30, 2017 and 2016.

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

•

Our Mexico segment manufactures wind blades from three facilities in Juárez, Mexico, one of which commenced operations in 2014, the second during the third quarter of 2016 and the third in January 2017.  In April 2017, our Mexico segment entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico, and expects to commence operations at this facility in the first half of 2018.

•

Our EMEA segment manufactures wind blades from our two facilities in Izmir, Turkey. We entered into a joint venture in 2012 to produce wind blades at our first Turkey plant and in 2013 became the sole owner of the Turkey operation with the acquisition of the remaining 25% interest. Our EMEA segment commenced operations at our second facility during the third quarter of 2016.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The trend of wind turbine OEMs outsourcing production of wind blades remains strong as evidenced by our recent signing of a new supply agreement with a customer for two production lines in our Taicang, China manufacturing facility in August 2017.

Our wind turbine OEMs are experiencing significant pricing pressure in many geographic markets due to several factors, including an increasing prevalence of “winner take all” auction-based pricing models for new wind farm projects, increasing competition from solar energy projects and market demand shifts driven by the current Production Tax Credit cycle in the United States. As a result of these market trends, our wind turbine OEM customers are requiring an increasing number of wind blade model transitions in late 2017 and 2018.

We expect that the increased number of wind blade model transitions in late 2017 and 2018 may reduce our year-over-year revenue growth rate in 2018.

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

For the three months ended June 30, 2017 and 2016 and for the six months ended June 30, 2017 and 2016, our research and development expenses (included in general and administrative expenses) totaled $0.5 million, $0.4 million, $0.8 million and $0.6 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net sales	$248,186	$194,255	$439,788	$370,365
Total billings (1)	$231,069	$196,146	$442,429	$370,684
Net income	$13,858	$11,555	$17,403	$13,301
EBITDA (1)	$27,478	$20,776	$39,960	$31,727
Adjusted EBITDA (1)	$30,755	$20,794	$46,325	$32,184
Capital expenditures	$9,805	$3,356	$26,727	$14,244

	June 30,	December 31,
	2017	2016
	(in thousands)
Total debt, net of debt issuance costs	$128,363	$123,155
Net debt (1)	$(467)	$6,379

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net sales	$248,186	$194,255	$439,788	$370,365
Change in deferred revenue:
Blade-related deferred revenue at beginning of period (1)	(89,319)	(65,027)	(69,568)	(65,520)
Blade-related deferred revenue at end of period (1)	74,255	65,656	74,255	65,656
Foreign exchange impact (2)	(2,053)	1,262	(2,046)	183
Change in deferred revenue	(17,117)	1,891	2,641	319
Total billings	$231,069	$196,146	$442,429	$370,684

Net income	$13,858	$11,555	$17,403	$13,301
Adjustments:
Depreciation and amortization	4,654	3,162	8,483	6,173
Interest expense (net of interest income)	2,924	4,106	5,931	7,997
Income tax provision	6,042	1,953	8,143	4,256
EBITDA	27,478	20,776	39,960	31,727
Share-based compensation expense	2,044	—	3,751	—
Realized loss on foreign currency remeasurement	1,233	18	2,614	457
Adjusted EBITDA	$30,755	$20,794	$46,325	$32,184

(1)	Total billings is reconciled using the blade-related deferred revenue amounts at the beginning and the end of the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Blade-related deferred revenue at beginning of period	$89,319	$65,027	$69,568	$65,520
Non-blade related deferred revenue at beginning of period	—	—	—	—
Total current and noncurrent deferred revenue at beginning of period	$89,319	$65,027	$69,568	$65,520
Blade-related deferred revenue at end of period	$74,255	$65,656	$74,255	$65,656
Non-blade related deferred revenue at end of period	—	—	—	—
Total current and noncurrent deferred revenue at end of period	$74,255	$65,656	$74,255	$65,656

(2)	Represents the effect of the difference between the exchange rate used by our various foreign subsidiaries on the invoice date versus the exchange rate used at the period-end balance sheet date.

Net debt is reconciled as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Total debt, net of debt issuance costs	$128,363	$123,155
Add debt issuance costs	2,004	2,290
Less cash and cash equivalents	(130,834)	(119,066)
Net debt	$(467)	$6,379

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sets	692	551	1,328	1,037
Estimated megawatts	1,620	1,252	3,080	2,365
Dedicated manufacturing lines	46	38	46	38
Total manufacturing lines installed	39	30	39	30
Manufacturing lines in startup	9	—	9	—
Manufacturing lines in transition	—	3	—	3

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

Dedicated manufacturing lines are the number of manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements. We monitor dedicated manufacturing lines and believe that presenting this metric to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for our wind blades from customers under our long-term supply agreements in any given period. Dedicated manufacturing lines primarily impacts our net sales and total billings. In April 2017, we entered into a multiyear supply agreement with Vestas to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico. We expect to commence operations at this facility in the first half of 2018.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended June 30, 2017 and 2016 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	June 30,
	2017		2016
	(dollars in thousands)
Net sales	$248,186	100.0%	$194,255	100.0%
Cost of sales	203,095	81.8%	168,382	86.7%
Startup and transition costs	10,540	4.3%	3,055	1.6%
Total cost of goods sold	213,635	86.1%	171,437	88.3%
Gross profit	34,551	13.9%	22,818	11.7%
General and administrative expenses	10,752	4.3%	5,340	2.7%
Income from operations	23,799	9.6%	17,478	9.0%
Other expense	(3,899)	(1.6)%	(3,970)	(2.0)%
Income before income taxes	19,900	8.0%	13,508	7.0%
Income tax provision	(6,042)	(2.4)%	(1,953)	(1.0)%
Net income	13,858	5.6%	11,555	6.0%
Net income attributable to preferred shareholders	—	—	2,438	1.3%
Net income attributable to common shareholders	$13,858	5.6%	$9,117	4.7%

Net sales for the three months ended June 30, 2017 increased by $53.9 million or 27.8% to $248.2 million compared to $194.3 million in the same period in 2016. Net sales of wind blades increased by 31.1% to $239.8 million for the three months ended June 30, 2017 as compared to $182.9 million in the same period in 2016. The increase was primarily driven by a 36% increase in the number of wind blades delivered during the three months ended June 30, 2017 compared to the same period in 2016 primarily from our China and Mexico plants, partially offset by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of geographic mix and savings in raw material costs, a portion of which we share with our customers, and foreign currency fluctuations in China and Turkey. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2017 decreased to $4.8 million from $10.0 million in the same period in 2016. This decrease was primarily the result of our customers requiring less precision molding and assembly systems from our Rhode Island facility during the three months ended June 30, 2017. Total billings for the three months ended June 30, 2017 increased by $34.9 million or 17.8% to $231.1 million compared to $196.1 million in the same period in 2016. The impact of the strengthening of the U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the three months ended June 30, 2017 were reductions of 2.0% and 1.9%, respectively, but were not significant for the three months ended June 30, 2016.

Total cost of goods sold for the three months ended June 30, 2017 was $213.6 million and included aggregate costs of $10.5 million related to startup costs in our new plants in Mexico and Turkey and the startup of a new wind blade model for one of our customers in Dafeng, China. This compares to total cost of goods sold for the three months ended June 30, 2016 of $171.4 million, including aggregate costs of $3.1 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. Cost of goods sold as a percentage of net sales of wind blades decreased by three percentage points during the three months ended June 30, 2017 as compared to the same period in 2016, driven by improved operating efficiencies, the impact of savings in raw material costs and foreign currency fluctuations, partially offset by the increase in startup and transition costs. Similar to the impact to net sales above, the impact of the strengthening of the U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso reduced consolidated cost of goods sold by 3.9% for three months ended June 30, 2017 but was not significant for the three months ended June 30, 2016.

General and administrative expenses for the three months ended June 30, 2017 totaled $10.8 million as compared to $5.3 million for the same period in 2016. As a percentage of net sales, general and administrative expenses were 4.3% for the three months ended June 30, 2017, up from 2.7% in the same period in 2016. The increase was primarily driven by share-based compensation costs of $1.7 million recorded in the 2017 period (none was recorded in the 2016 period prior to our IPO in July 2016), the costs of our secondary offering as well as additional costs incurred to enhance our corporate support functions to support our growth and public company governance.

Other expense of $3.9 million for the three months ended June 30, 2017 was comparable to $4.0 million for the same period in 2016. The amount for the three months ended June 30, 2017 was primarily comprised of interest expense of $2.9 million and the realized loss on foreign currency remeasurement of $1.2 million. This compares to interest expense of $4.1 million and $0.02 million related to the realized loss on foreign currency remeasurement in the three months ended June 30, 2016.

Income tax provision increased to $6.0 million for the three months ended June 30, 2017 from $2.0 million for the same period in 2016. The higher effective tax rate was primarily due to us not recording tax benefits from operating losses in both the U.S. and at the our second manufacturing facility in Turkey. We also recognized additional tax expense during the three months ended June 30, 2017 related to unrecorded tax benefits from U.S. foreign tax credits due to valuation allowances.

Net income for the three months ended June 30, 2017 was $13.9 million, as compared to $11.6 million in the same period in 2016. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $2.4 million for the three months ended June 30, 2016 and there was none in the 2017 period as following our IPO in July 2016, all of our preferred shares were converted to common shares.

Net income attributable to common shareholders was $13.9 million for the three months ended June 30, 2017, compared to $9.1 million in the same period in 2016. This was primarily due to the improved operating results discussed above. Diluted earnings per share was $0.41 for the three months ended June 30, 2017, compared to $2.15 for the three months ended June 30, 2016.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

	Three Months Ended
	June 30,
	2017	2016
Net Sales	(in thousands)
U.S.	$45,175	$45,069
Asia	109,089	81,453
Mexico	42,138	27,635
EMEA	51,784	40,098
Total net sales	$248,186	$194,255

	Three Months Ended
	June 30,
	2017	2016
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(8,016)	$(4,462)
Asia	25,456	15,222
Mexico	21	1,656
EMEA	6,338	5,062
Total income from operations	$23,799	$17,478
(1)	Includes the costs of our corporate headquarters totaling $10.8 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively.

U.S. Segment

Net sales in the three months ended June 30, 2017 increased slightly to $45.2 million compared to $45.1 million in the same period in 2016. Net sales of wind blades were $40.6 million during the three months ended June 30, 2017 as compared to $38.5 million in the same period of 2016 on an 11% increase in the number of wind blades delivered, partially offset by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2017 were $0.9 million compared to $5.3 million during the same period in 2016. This decrease was primarily the result of model-specific tooling equipment manufactured in our Rhode Island facility in the 2016 period as required by our customers due to the transition to larger wind blade models for use in our Mexico plant as well as for use at the plants of another U.S. wind blade manufacturer.

The loss from operations for the three months ended June 30, 2017 was $8.0 million as compared to a loss of $4.5 million in the same period in 2016. These amounts include corporate general and administrative costs of $10.8 million and $5.3 million for the three months ended June 30, 2017 and 2016, respectively, with 2017 including $1.7 million of share-based compensation costs as described above. Notwithstanding these costs, the operating results were favorably impacted by higher gross profit on wind blades delivered during the three months ended June 30, 2017 as compared to the 2016 period, partially offset by the lower precision molding volume discussed above during the three months ended June 30, 2017 as compared to the 2016 period.

Asia Segment

Net sales in the three months ended June 30, 2017 increased by $27.6 million or 33.9% to $109.1 million compared to $81.5 million in the same period in 2016. Net sales of wind blades were $105.2 million in the three months ended June 30, 2017 as compared to $76.7 million in the same period of 2016. The increase was the result of a 46% increase in the number of wind blades delivered during the three months ended June 30, 2017 compared to the same period in 2016. These increases were partially offset by a change in the mix of wind blade models sold, lower average sales prices of wind blades delivered in both periods due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 2.2%. Net sales from the manufacturing of precision molding and assembly systems totaled $3.9 million during the three months ended June 30, 2017 compared to $4.7 million during the three months ended June 30, 2016.

Income from operations in the Asia segment for the three months ended June 30, 2017 was $25.5 million as compared to $15.2 million in the same period in 2016. In addition to the factors noted above, the increase reflects higher overhead costs in the 2017 period as compared to 2016 partially offset by the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 4.8%.

Mexico Segment

Net sales in the three months ended June 30, 2017 increased by $14.5 million or 52.5% to $42.1 million compared to $27.6 million in the same period in 2016, reflecting a 48% increase in wind blade volume at our first Mexico plant and the beginning of wind blade production in our second plant, partially offset by lower average sales prices of wind blades delivered in both periods. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2017 and 2016 periods.

Income from operations in the Mexico segment for the three months ended June 30, 2017 was $0.02 million as compared to $1.7 million in the same period in 2016. The decrease in income from operations was due to the startup losses incurred at our two new Mexico facilities, partially offset by the increase in wind blade volume in the 2017 period as compared to 2016 as well as from savings in raw material costs and the favorable impact of the fluctuation of the U.S. dollar relative to the Mexican Peso of on cost of goods sold of 0.7%.

EMEA Segment

Net sales during the three months ended June 30, 2017 increased by $11.7 million or 29.1% to $51.8 million compared to $40.1 million in the same period in 2016. The increase was driven by the beginning of wind blade production in our second Turkey plant, partially offset by a 23% decrease in wind blade volume at our first Turkey plant as a result of GE only requiring the minimum volume required under its contract after its decision to not renew or extend its supply agreement with us beyond 2017. We completed 100% of this volume by the end of the quarter to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for Nordex Group. Other items having an unfavorable impact on net sales include the mix of wind blades sold during the period as well as overall lower average sales prices of wind blades delivered in both periods due to savings in raw material costs, a portion of which we share with our customers, and the fluctuation of the U.S. dollar relative to the Euro of 2.4%. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2017 and 2016.

Income from operations in the EMEA segment for the three months ended June 30, 2017 was $6.3 million as compared to $5.1 million in the same period in 2016. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiency at our first Turkey plant, and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 10.0%.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes certain information relating to our operating results and related percentage of net sales for the six months ended June 30, 2017 and 2016 that has been derived from our unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2017		2016
	(dollars in thousands)
Net sales	$439,788	100.0%	$370,365	100.0%
Cost of sales	370,518	84.2%	328,248	88.7%
Startup and transition costs	16,699	3.8%	6,361	1.7%
Total cost of goods sold	387,217	88.0%	334,609	90.4%
Gross profit	52,571	12.0%	35,756	9.6%
General and administrative expenses	19,058	4.3%	10,089	2.7%
Income from operations	33,513	7.7%	25,667	6.9%
Other expense	(7,967)	-1.8%	(8,110)	-2.2%
Income before income taxes	25,546	5.9%	17,557	4.7%
Income tax provision	(8,143)	-1.9%	(4,256)	-1.1%
Net income	17,403	4.0%	13,301	3.6%
Net income attributable to preferred shareholders	—	0.0%	4,875	1.3%
Net income attributable to common shareholders	$17,403	4.0%	$8,426	2.3%

Net sales for the six months ended June 30, 2017 increased by $69.4 million or 18.7% to $439.8 million compared to $370.4 million in the same period in 2016. Net sales of wind blades increased by 22.0% to $424.1 million for the six months ended June 30, 2017 as compared to $347.6 million in the same period in 2016. The increase was primarily driven by a 26% increase in the number of wind blades delivered during the six months ended June 30, 2017 compared to the same period in 2016 from each of our segments, partially offset by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers, and foreign currency fluctuations in Turkey and China. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2017 decreased to $9.4 million from $19.9 million in the same period in 2016. This decrease was primarily the result of our customers requiring less precision molding and assembly systems from our Rhode Island facility during the six months ended June 30, 2017. Total billings for the six months ended June 30, 2017 increased by $71.7 million or 19.4% to $442.4 million compared to $370.7 million in the same period in 2016. The impact of the strengthening of the U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the six months ended June 30, 2017 were reductions of 1.5% and 1.6%, respectively, but was not significant for the six months ended June 30, 2016.

Total cost of goods sold for the six months ended June 30, 2017 was $387.2 million and included aggregate costs of $16.7 million related to startup costs in our new plants in Mexico and Turkey and the startup of a new wind blade model for one of our customers in Dafeng, China. This compares to total cost of goods sold for the six months ended June 30, 2016 of $334.6 million, including aggregate costs of $6.4 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. Cost of goods sold as a percentage of net sales of wind blades decreased by three percentage points during the six months ended June 30, 2017 as compared to the same period in 2016, driven by improved operating efficiencies and the impact of savings in raw material costs. Similar to the impact to net sales above, the impact of the strengthening of the U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso reduced consolidated cost of goods sold by 4.2% for six months ended June 30, 2017, compared to a reduction of 1.4% in the same period in 2016.

General and administrative expenses for the six months ended June 30, 2017 totaled $19.1 million as compared to $10.1 million for the same period in 2016. As a percentage of net sales, general and administrative expenses were 4.3% for the six months ended June 30, 2017, up from 2.7% in the same period in 2016. The increase was primarily driven by share-based compensation costs of $3.2 million recorded in the 2017 period (none was recorded in the 2016 period prior to our IPO in July 2016) as well as additional costs incurred to enhance our corporate support functions to support our growth and public company governance.

Other expense of $8.0 million for the six months ended June 30, 2017 was comparable to $8.1 million for the same period in 2016. The amount for the six months ended June 30, 2017 was primarily comprised of interest expense of $6.0 million and the realized loss on foreign currency remeasurement of $2.6 million. This compares to interest expense of $8.0 million and $0.5 million related to the realized loss on foreign currency remeasurement in the six months ended June 30, 2016.

Income tax provision increased to $8.1 million for the six months ended June 30, 2017 from $4.3 million for the same period in 2016. The higher effective tax rate was primarily due to us not recording tax benefits from operating losses in both the U.S. and at the our second manufacturing facility in Turkey. We also recognized additional tax expense during the six months ended June 30, 2017 related to unrecorded tax benefits from U.S. foreign tax credits due to valuation allowances.

Net income for the six months ended June 30, 2017 was $17.4 million, as compared to $13.3 million in the same period in 2016. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $4.9 million for the six months ended June 30, 2016 and there was none in the 2017 period as following our IPO in July 2016, all of our preferred shares were converted to common shares.

Net income attributable to common shareholders was $17.4 million during the six months ended June 30, 2017, compared to $8.4 million in the same period in 2016. This was primarily due to the improved operating results discussed above. Diluted earnings per share was $0.51 for the six months ended June 30, 2017, compared to $1.99 for the six months ended June 30, 2016.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

	Six Months Ended
	June 30,
	2017	2016
Net Sales	(in thousands)
U.S.	$91,715	$96,830
Asia	175,821	145,805
Mexico	89,069	53,175
EMEA	83,183	74,555
Total net sales	$439,788	$370,365

	Six Months Ended
	June 30,
	2017	2016
Income (loss) from Operations	(in thousands)
U.S. (1)	$(18,127)	$(5,123)
Asia	40,160	30,764
Mexico	1,968	2,623
EMEA	9,512	(2,597)
Total income from operations	$33,513	$25,667
(1)	Includes the costs of our corporate headquarters totaling $19.1 million and $10.1 million for the six months ended June 30, 2017 and 2016, respectively.

U.S. Segment

Net sales in the six months ended June 30, 2017 decreased by $5.1 million or 5.3% to $91.7 million compared to $96.8 million in the same period in 2016. The decrease was driven by net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2017 of $4.6 million compared to $15.1 million during the same period in 2016. This decrease was primarily the result of model-specific tooling equipment manufactured in our Rhode Island facility in the 2016 period as required by our customers due to the transition to larger wind blade models for use in our Mexico plant as well as for use at the plants of another U.S. wind blade manufacturer. The decrease in our tooling sales was somewhat offset by an increase in our net sales of wind blades which totaled $80.8 million during the six months ended June 30, 2017 as compared to $78.8 million in the same period of 2016 on a 7% increase in the number of wind blades delivered as well as $6.3 million of non-wind related net sales.

The loss from operations for the six months ended June 30, 2017 was $18.1 million as compared to a loss of $5.1 million in the same period in 2016. These amounts include corporate general and administrative costs of $19.1 million for the six months ended June 30, 2017 compared to $10.1 million for the six months ended June 30, 2016, with 2017 including $3.2 million of share-based compensation costs as described above. The operating results were favorably impacted by higher gross profit on wind blades delivered during the six months ended June 30, 2017 as compared to the 2016 period, partially offset by the lower precision molding volume discussed above during the six months ended June 30, 2017 as compared to the 2016 period.

Asia Segment

Net sales in the six months ended June 30, 2017 increased by $30.0 million or 20.6% to $175.8 million compared to $145.8 million in the same period in 2016. Net sales of wind blades were $171.0 million in the six months ended June 30, 2017 as compared to $141.1 million in the same period of 2016. The increase was the result of a 27% increase in the number of wind blades delivered during the six months ended June 30, 2017 compared to the same period in 2016. These increases were partially offset by a change in the mix of wind blade models sold, lower average sales prices of wind blades due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 1.4%. Net sales from the manufacturing of precision molding and assembly systems totaled $4.8 million during the six months ended June 30, 2017 compared to $4.7 million during the six months ended June 30, 2016.

Income from operations in the Asia segment for the six months ended June 30, 2017 was $40.2 million as compared to $30.8 million in the same period in 2016. In addition to the factors noted above, the increase in income from operations reflects higher gross margins on wind blade sales driven by operating efficiencies and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 4.7%, partially offset by higher overhead costs in the 2017 period as compared to 2016.

Mexico Segment

Net sales in the six months ended June 30, 2017 increased by $35.9 million or 67.5% to $89.1 million compared to $53.2 million in the same period in 2016, reflecting a 58% increase in wind blade volume at our first Mexico plant and the beginning of wind blade production in our second plant, partially offset by lower average sales prices of wind blades delivered in both periods. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2017 and 2016 periods.

Income from operations in the Mexico segment for the six months ended June 30, 2017 was $2.0 million as compared to $2.6 million in the same period in 2016. The decrease was largely driven by the startup losses incurred at our two new Mexico facilities, partially offset by the increase in wind blade volume in the 2017 period as compared to 2016 and operating efficiencies at our first Mexico plant, as well as from savings in raw material costs and the favorable impact of the fluctuation of the U.S. dollar relative to the Mexican Peso on cost of goods sold of 1.4%.

EMEA Segment

Net sales during the six months ended June 30, 2017 increased by $8.6 million or 11.6% to $83.2 million compared to $74.6 million in the same period in 2016. The increase was driven by the beginning of wind blade production in our second Turkey plant, partially offset by a 21% decrease in wind blade volume at our first Turkey plant as a result of GE only requiring the minimum volume required under its contract after its decision to not renew or extend its supply agreement with us beyond 2017. We completed 100% of this volume by the end of the quarter to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for Nordex Group. Other items having an unfavorable impact on net sales include the mix of wind blades sold during the period as well as overall lower average sales prices of wind blades delivered in both periods due to savings in raw material costs, a portion of which we share with our customers, and the impact of the fluctuation of the U.S. dollar relative to the Euro of 2.5%. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2017 and 2016.

Income from operations in the EMEA segment for the six months ended June 30, 2017 was $9.5 million as compared to a loss of $2.6 million in the same period in 2016. The increase was primarily driven by operating efficiencies, savings in raw material costs, and a large warranty reserve accrual in the 2016 period as well as the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 12.7%.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $4.9 million for the six months ended June 30, 2017 as compared to net repayments on financing arrangements and customer advances of $10.0 million in the comparable period of 2016. As of June 30, 2017, we had $130.4 million in outstanding indebtedness, excluding debt issuance costs. As of June 30, 2017, we had an aggregate of $75.8 million of remaining capacity and $39.3 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the proceeds of our IPO in July 2016, the incurrence of other indebtedness and other potential sources of liquidity.

At June 30, 2017 and December 31, 2016, we had unrestricted cash, cash equivalents and short-term investments totaling $130.8 million and $119.1 million, respectively. The June 30, 2017 balance includes $37.6 million of cash located outside of the United States, including $30.8 million in China, $5.7 million in Turkey and $1.1 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($5.2 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2016, the amount of the surplus reserve fund was $4.4 million.

Operating Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net income	$17,403	$13,301
Depreciation and amortization	8,483	6,173
Share-based compensation expense	3,751	—
Other non-cash items	286	2,339
Changes in assets and liabilities	4,010	(11,638)
Net cash provided by operating activities	$33,933	$10,175

Net cash provided by operating activities totaled $33.9 million for the six months ended June 30, 2017 and was primarily the result of net income for the period of $17.4 million, depreciation and amortization of $8.5 million, share-based compensation costs of $3.8 million and net changes in working capital. The key components of the $4.0 million decrease in working capital include a $34.6 million increase in accounts payable and accrued expenses, a $7.3 million increase in customer deposits, a $7.1 million decrease in other noncurrent assets, a $6.0 million increase in accrued warranty, a $5.2 million decrease in prepaid expenses and other current assets and a $4.7 million increase in deferred revenue. This was partially offset by an increase in accounts receivable of $49.4 million and an $11.3 million increase in inventory. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the six months ended June 30, 2017.

Net cash provided by operating activities totaled $10.2 million for the six months ended June 30, 2016 and was primarily the result of net income for the period of $13.3 million, depreciation and amortization of $6.2 million and other non-cash items of $2.3 million, partially offset by net changes in working capital. The key components of the $11.6 million increase in working capital include an increase in accounts receivable of $14.6 million, a $9.6 million increase in prepaid expenses and other current assets, a $2.5 million increase in other noncurrent assets and a $2.4 million increase in inventory. This was partially offset by a $17.0 million increase in accrued warranty. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the six months ended June 30, 2016.

Investing Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Purchase of property and equipment	$(26,727)	$(14,244)
Net cash used in investing activities	$(26,727)	$(14,244)

Net cash used in investing activities totaled $26.7 million and $14.2 million for the six months ended June 30, 2017 and 2016, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the six months ended June 30, 2017 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our wind blade facility in Dafeng, China. The capital expenditures for the six months ended June 30, 2016 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our original wind blade facilities in Mexico and Turkey.

We anticipate fiscal year 2017 capital expenditures of between $75 million to $85 million. We estimate that the cost we will incur after June 30, 2017 to complete our current projects in process is approximately $5.9 million. We have used and will continue to use cash flow from operations and debt for major projects currently being undertaken, which include the new manufacturing facilities in Mexico and Turkey discussed above, our new manufacturing facility in Matamoros, Mexico as well as our continued investment in our existing wind blade facilities.

Financing Cash Flows

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Repayment of term loan	$(1,875)	$—
Net proceeds from (repayments of) accounts receivable financing	5,182	(8,565)
Net repayments of working capital loans	(4,638)	(764)
Net proceeds from (repayments of) other debt	6,253	(2,664)
Proceeds from customer advances	—	2,000
Restricted cash	(524)	(648)
Net cash provided by (used in) financing activities	$4,398	$(10,641)

The net cash provided by financing activities totaled $4.4 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $10.6 million in the comparable period of 2016. Net cash provided by financing activities for the six months ended June 30, 2017 primarily reflects the net proceeds from accounts receivable financing and other growth-related debt, partially offset by net repayments of working capital loans. Net cash used in financing activities for the six months ended June 30, 2016 primarily reflects the net repayments of accounts receivable financing, working capital loans and other debt.

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

As of June 30, 2017 and December 31, 2016, the aggregate outstanding balance under the Restated Credit Facility was $75.9 million and $77.8 million, respectively. We cannot assure you that we will be able to maintain appropriate minimum leverage or fixed-charge coverage ratio requirements in the future.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement with a financial institution in Turkey to provide up to $20.0 million (later updated to 21.0 million Euro, or approximately $24.0 million as of June 30, 2017) of short-term collateralized financing on invoiced accounts receivable of one of Turkey’s customers. Interest accrues annually at a variable rate (currently 5.75%) and is paid quarterly. In December 2014, we obtained an additional $7.0 million (later decreased to $5.0 million) of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of June 30, 2017 and December 31, 2016 include $11.6 million and $15.1 million of accounts receivable financing and none and $4.6 million of unsecured financing, respectively.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate (currently 6.5%). The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of June 30, 2017 include $0.3 million under the accounts receivable financing and no amount outstanding under the unsecured financing facility. No amounts were outstanding under this agreement as of December 31, 2016.

In March 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 35.0 million Euro (approximately $39.9 million as of June 30, 2017) of short-term financing of which 20.0 million Euro (approximately $22.8 million as of June 30, 2017) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers and 12.5 million Euro (later increased to 15.0 million Euro, or approximately $17.1 million as of June 30, 2017) for the collateralized financing of capital expenditures. An additional 1.0 million Euro related to letters of guarantee matured in March 2017. Interest on the collateralized financing based on invoiced accounts receivable accrues at the three month EURIBOR plus 5.75% (currently 5.75%) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (currently 6.75%) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrued at 2.00% annually. As of June 30, 2017 and December 31, 2016, there was $17.1 million and $15.8 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of June 30, 2017, there was $8.4 million outstanding under the collateralized financing based on invoiced accounts receivables, with no corresponding amounts outstanding as of December 31, 2016.

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

In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi (approximately $22.1 million as of June 30, 2017) which can be used for the purpose of domestic and foreign currency loans, issuing letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in February 2018). No amounts were outstanding under this agreement as of June 30, 2017.

Equipment Lease and Other Arrangements: We have entered into certain capital lease and construction loan arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 4.0% to 9.0% annually, and principal and interest are payable monthly. As of June 30, 2017 and December 31, 2016, there was $17.0 million and $12.1 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of June 30, 2017, we leased a total of approximately 4.3 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Santa Teresa, New Mexico; Taicang City, China; Taicang Port, China; Matamoros, Mexico, Warren, Rhode Island; and Fall River,

Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $16 million for the full year 2017.

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

In July 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three and six months ended June 30, 2017, $16.4 million and $42.7 million of receivables were sold to the financial institution, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Contractual Obligations

During the six months ended June 30, 2017, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $4.1 million and $6.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

Finally, since many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we can also benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices but also enables us to take full advantage of decreases. We believe that a 10% change in the price of resin and resin systems, the commodities for which we do not have fixed pricing, would have had an impact to income from operations of approximately $6.6 million and $6.0 million for the six months ended June 30, 2017 and 2016, respectively.

Interest Rate Risk. As of June 30, 2017, we have an aggregate of $75.9 million outstanding under the Restated Credit Facility that is tied to LIBOR and an aggregate of $25.5 million outstanding under a general credit agreement with a Turkish financial institution that is tied to EURIBOR. The Restated Credit Facility and the Turkish general credit agreement are the only variable rate debt instruments outstanding as of June 30, 2017 and December 31, 2016 as all remaining unsecured financing, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of June 30, 2017, a 10% change in the LIBOR or EURIBOR rate would not have a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2017 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations.

As previously disclosed in our Annual Report on Form 10-K, in March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. We filed a motion to dismiss the complaint in April 2015, which was denied. We subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. We filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied our motion in August 2016. The court set a trial date for September 2017. In May 2017, we filed a motion for continuance to change the trial date and the court granted our motion. The court has scheduled a telephonic hearing in September 2017 to determine a new trial date. We continue to deny the substantive allegations of the complaint and we intend to vigorously defend this lawsuit; however, we are currently unable to determine the ultimate outcome of this case.

As previously disclosed in our Annual Report on Form 10-K, in August 2015, we entered into a transition agreement with our former Senior Vice President – Asia (SVP–Asia), pursuant to which he transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following our discovery that he had materially violated the terms of his transition agreement, we terminated his consultancy for cause. In April 2016, he filed an arbitration claim in China with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that we improperly terminated his transition agreement. He is demanding that we continue to honor the terms of the transition agreement and pay him compensation and fees owed to him under the transition agreement, which in the aggregate total approximately $2.6 million. In addition, he is also challenging the validity of our termination of his option to purchase 164,880 shares of our common stock and 77,760 restricted stock units under the 2015 Plan, which were canceled in January 2016 when we terminated his consultancy. In May 2017, the arbitration committee awarded our former SVP–Asia approximately fifty percent of the amounts demanded under the transition agreement but denied his claims regarding the improper termination of his stock option and restricted stock units. We have appealed the arbitration committee’s award of damages in favor of our former SVP–Asia and the appeal remains pending. We previously established a reserve for this matter and we do not believe the award, if upheld on appeal, will have a material impact on our operating results or financial condition.

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

TPI COMPOSITES, INC.

Date: August 8, 2017	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)