Form 10-Q
period 2017-09-30
TPI COMPOSITES, INC
filed 2017-11-08
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 34,010,015 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	growth of the wind energy market and our addressable market;
•	the potential impact of General Electric’s acquisition of LM Wind Power upon our business;
•

our future financial performance, including our net sales, cost of goods sold, gross profit or gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve or maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products;
•	our ability to successfully expand in our existing markets and into new international markets;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to effectively manage our growth strategy and future expenses;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•	the attraction and retention of qualified employees and key personnel; and
•	changes in domestic or international government or regulatory policy, including without limitation, changes in tax policy.

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 17, 2017 (the Annual Report on Form 10-K) and in subsequent periodic and current reports filed with the SEC the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,065	$119,066
Restricted cash	3,802	2,259
Accounts receivable (Note 3)	134,458	67,842
Inventories	60,593	53,095
Inventories held for customer orders	69,788	52,308
Prepaid expenses and other current assets	29,776	30,657
Total current assets	437,482	325,227
Property, plant, and equipment, net	119,635	91,166
Other noncurrent assets	19,244	20,813
Total assets	$576,361	$437,206
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$160,858	$112,281
Accrued warranty	28,150	19,912
Deferred revenue (Note 3)	87,294	69,568
Customer deposits and customer advances	10,409	1,390
Current maturities of long-term debt	44,498	33,403
Total current liabilities	331,209	236,554
Long-term debt, net of debt issuance costs and current maturities	89,139	89,752
Other noncurrent liabilities	4,245	4,393
Total liabilities	424,593	330,699
Commitments and contingencies (Note 10)
Shareholders’ equity: (Note 3)
Preferred shares, $0.01 par value, 5,500 shares authorized, no shares issued or outstanding at September 30, 2017 and December 31, 2016	—	—
Common shares, $0.01 par value, 100,000 shares authorized and 34,046 shares issued and 33,994 shares outstanding at September 30, 2017 and 100,000 shares authorized and 33,737 shares issued and outstanding at December 31, 2016	340	337
Paid-in capital	299,532	292,833
Accumulated other comprehensive loss	(1,054)	(3,862)
Accumulated deficit	(146,087)	(182,801)
Treasury stock, at cost, 52 shares at September 30, 2017	(963)	—
Total shareholders’ equity	151,768	106,507
Total liabilities and shareholders’ equity	$576,361	$437,206

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
Net sales (Note 3)	$243,354	$198,938	$683,142	$569,303
Cost of sales	198,141	171,648	568,659	499,896
Startup and transition costs	12,352	5,088	29,051	11,449
Total cost of goods sold	210,493	176,736	597,710	511,345
Gross profit	32,861	22,202	85,432	57,958
General and administrative expenses	9,315	14,065	28,373	24,154
Income from operations	23,546	8,137	57,059	33,804
Other income (expense):
Interest income	48	27	78	76
Interest expense	(3,254)	(4,663)	(9,215)	(12,709)
Realized gain (loss) on foreign currency remeasurement	39	(243)	(2,575)	(700)
Miscellaneous income (expense)	390	(152)	968	192
Total other expense	(2,777)	(5,031)	(10,744)	(13,141)
Income before income taxes	20,769	3,106	46,315	20,663
Income tax provision	(371)	(309)	(8,514)	(4,565)
Net income	20,398	2,797	37,801	16,098
Net income attributable to preferred shareholders	—	596	—	5,471
Net income attributable to common shareholders	$20,398	$2,201	$37,801	$10,627
Weighted-average common shares outstanding:
Basic	33,891	27,284	33,789	12,042
Diluted	35,015	27,375	34,748	12,133
Net income per common share:
Basic	$0.60	$0.08	$1.12	$0.88
Diluted	$0.58	$0.08	$1.09	$0.88

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$20,398	$2,797	$37,801	$16,098
Other comprehensive income:
Foreign currency translation adjustments	1,231	(344)	2,808	(1,169)
Comprehensive income	$21,629	$2,453	$40,609	$14,929

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$37,801	$16,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,622	9,703
Share-based compensation expense	4,794	8,117
Amortization of debt issuance costs	430	1,273
Amortization of debt discount	—	3,018
Changes in assets and liabilities:
Accounts receivable	(66,438)	(27,237)
Inventories	(24,979)	(6,592)
Prepaid expenses and other current assets	881	4,922
Other noncurrent assets	3,067	(6,900)
Accounts payable and accrued expenses	47,498	6,339
Accrued warranty	8,238	17,461
Customer deposits	9,019	4,870
Deferred revenue	17,726	(3,571)
Other noncurrent liabilities	(136)	475
Net cash provided by operating activities	51,523	27,976
Cash flows from investing activities:
Purchase of property and equipment	(35,312)	(18,917)
Net cash used in investing activities	(35,312)	(18,917)
Cash flows from financing activities:
Proceeds from issuance of common stock in initial public offering, net of underwriters discount and offering costs	—	67,199
Repayments of term loan	(2,812)	(617)
Net proceeds from (repayments of) accounts receivable financing	8,196	(6,050)
Net repayments of working capital loans	(4,638)	(4,097)
Net proceeds from (repayments of) other debt	4,556	(3,415)
Proceeds from exercise of stock options	988	—
Repurchase of common stock including shares withheld in lieu of income taxes	(1,264)	—
Restricted cash	(1,543)	(649)
Net cash provided by financing activities	3,483	52,371
Impact of foreign exchange rates on cash and cash equivalents	305	(545)
Net change in cash and cash equivalents	19,999	60,885
Cash and cash equivalents, beginning of year	119,066	45,917
Cash and cash equivalents, end of period	$139,065	$106,802
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,717	$9,505
Cash paid for income taxes, net	14,134	5,191
Supplemental disclosures of noncash investing and financing activities:
Conversion of subordinated convertible promissory notes into common stock	—	11,877
Equipment acquired through capital lease and financing obligations	4,749	1,464
Accrued capital expenditures in accounts payable	3,689	3,610

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Juárez, Mexico and Izmir, Turkey. In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico, and the Company expects to commence operations at this facility in the second half of 2018.

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

•

The Mexico segment manufactures wind blades from three facilities in Juárez, Mexico, one of which commenced operations in 2014, the second during the third quarter of 2016 and the third in January 2017.  In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and the Company expects to commence operations at this facility in the second half of 2018.

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2017, and the results of the Company’s operations, comprehensive income and cash flows for the periods presented. The Company derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but does not include all disclosures required by GAAP. Interim results for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full years.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Warranty accrual at September 30 consisted of the following (in thousands):

2017
Warranty accrual at beginning of year	$19,912
Accrual during the period	10,696
Cost of warranty services provided during the period	(372)
Reversal of reserves upon warranty expiration	(2,086)
Warranty accrual at end of period	$28,150

Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares are primarily related to share-based compensation plans and are recorded at weighted-average cost.

Net Income Attributable to Preferred Shareholders

Net income attributable to preferred shareholders related to the accrual of dividends on previously outstanding convertible and senior redeemable preferred shares, the accretion to redemption amounts on the convertible preferred shares and warrant fair value adjustment. Immediately prior to the closing of the Company’s IPO, all preferred shares were converted into shares of the Company’s common stock and as a result, the accrual of dividends ceased.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted-average shares outstanding	33,891	27,284	33,789	12,042
Effect of dilutive stock options and warrants	1,124	91	959	91
Diluted weighted-average shares outstanding	35,015	27,375	34,748	12,133

The Company did not have any potentially dilutive securities outstanding that are not included in the diluted net income per share calculation for the three and nine months ended September 30, 2017 and 2016.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting, to simplify certain aspects of the accounting for share-based payment transactions to employees.  The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated income statements as a component of the provision for income taxes when stock awards vest or options are exercised.  In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows.  Further, the standard provides an accounting policy election to account for forfeitures as they occur, allows the Company to withhold more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the Company’s consolidated statements of cash flows.

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

The Company did not recognize any excess tax benefits from the vesting of restricted stock units and stock options which were later exercised during the three and nine months ended September 30, 2017 due to the valuation allowance recorded against the U.S. federal and state deferred tax assets. The provisions of the standard relating to the cash flow presentation and income taxes are included in the accompanying statements of cash flows and income statements for applicable periods presented in the accompanying financial statements. If or when the valuation allowance recorded against the U.S. federal and state deferred tax assets is released, the inclusion of excess tax benefits and deficiencies as a component of the Company’s income tax expense in future periods will increase volatility within the provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on the Company’s stock price at the date the restricted awards vest, the stock price on the date an option is exercised and the quantity of options exercised.

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

The Company will adopt Topic 606 as of January 1, 2018 with retrospective application to January 1, 2015 through December 31, 2017. Based on the Company’s evaluation of the new standard, revenue recognition in accordance with Topic 606 differs from the current guidance provided by GAAP as outlined in the SEC’s Staff Accounting Bulletin 104, which requires the Company to defer recognition of revenue until the risk of loss has passed to the customer and delivery has been made or a fixed delivery schedule has been provided by the customer. Since the Company’s products have no alternative use to the Company due to contractual restrictions placed by each customer on the technical specifications and design of the products, the Company’s assessment is that revenue upon adoption of Topic 606 will be recognized over time during the course of the production process and before the product is delivered to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The Company expects that the adoption of Topic 606 will have a material impact on the amount of net sales, cost of goods sold and income from operations reported in the consolidated income statements in future periods. In accordance with Topic 606, revenues will be recognized over the time period of the production process, whereas currently it is recognized upon delivery to the customer. Further, since revenue will be recognized over time for manufacturing contracts, future net sales will include amounts related to products that are in production as of the period end. Finally, the gross margin realized in the period may be impacted by the changes related to the timing and amount of revenue recognized for products in the production process.

Although Topic 606 does not have a cash impact nor an effect on the economics of the Company's underlying customer contracts, applying Topic 606 to contracts in startup and transition will likely result in higher reported earnings in 2018 than under the previous guidance as revenue is shifted to the initial years of startup and transition activities of a contract.  Topic 606 will not change the total amount of revenue recognized under the Company’s long-term supply contracts, only accelerate the timing of when the revenue is recognized.  The Company expects a corresponding acceleration in timing of cost of goods sold recognition for these contracts upon adoption of Topic 606.

The changes noted above involving the timing of revenue recognition will materially impact the amount of reported assets and liabilities on the consolidated balance sheet associated with the Company’s manufacturing contracts. Upon adoption of Topic 606, the Company will include amounts recognized in revenue for products in production as contract assets on the consolidated balance sheet, which differs from the current practice of including the balances in inventory, and will include an amount for the margin recognized to date. The Company will no longer report inventory held for customer orders since revenue will be recognized over time during the course of the production process and before the product is delivered to the customer. Work performed as production takes place will lead to revenue recognition and be included in the consolidated balance sheet under contract assets until billed. The Company expects that contract liabilities will be reported for amounts collected from customers in advance of the production of products. The Company also expects that the amount of deferred revenue will be substantially reduced as revenue for products will be recognized over time.

The Company does not anticipate a change in the timing of cash receipts and payments from customers as customers will continue to be invoiced as products are completed. In addition, the Company does not expect changes to the aggregate amount of cash flows from operating activities in the consolidated statements of cash flows; however, the impact of changes in the captions on the consolidated balance sheet will have a material effect on the captions within cash flows from operating activities in the consolidated statements of cash flows.

The Company has a project plan in place for the transition to revenue recognition in accordance with Topic 606 including necessary changes to accounting processes and procedures, the chart of accounts, the system of internal control and retrospective application of the standard to periods beginning January 1, 2015 through December 31, 2017. The Company expects to complete the plan in time to report in accordance with Topic 606 for the first quarterly filing on Form 10-Q for the period ended March 31, 2018.

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

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2017 and 2016. At September 30, 2017 and December 31, 2016, the Company had $105.6 million and $103.4 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts.

The Company also maintains cash in bank deposit accounts outside the U.S. with no deposit insurance. This includes $31.5 million in China, $1.2 million in Turkey and $0.8 million in Mexico as of September 30, 2017. The Company has not experienced losses in these accounts in the past.

Note 3. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and its consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE has been a debtor, creditor and holder of both preferred and common shares. During the second quarter of 2017, GE reduced its holdings of the Company’s common shares to less than five percent of the total shares outstanding and then completely divested of the Company’s common shares during the current quarter.

The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. The supply agreements in Taicang Port, China and Izmir, Turkey expire December 31, 2017 and GE has decided not to renew or extend these two contracts. As a result of the supply agreements, GE is the Company’s largest customer. For the six months ended June 30, 2017, the Company recorded related-party sales with GE of $187.3 million. As disclosed at note 11, Concentration of Customers, for the three and nine months ended September 30, 2016, the Company recorded related-party sales with GE of $98.1 million and $292.4 million, respectively. As of June 30, 2017 and December 31, 2016, the Company had accounts receivables related to sales to GE of $26.7 million and $16.6 million, respectively.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Trade accounts receivable	$130,578	$66,612
Other accounts receivable	3,880	1,230
Total accounts receivable	$134,458	$67,842

Note 5. Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$30,260	$29,278
Work in process	27,122	21,169
Finished goods	3,211	2,648
Total inventories	$60,593	$53,095

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and equipment	$92,938	$70,481
Buildings	14,603	13,449
Leasehold improvements	21,518	16,818
Office equipment and software	11,061	6,403
Furniture	20,235	15,883
Vehicles	341	342
Construction in progress	16,472	11,592
Total	177,168	134,968
Accumulated depreciation	(57,533)	(43,802)
Property, plant and equipment, net	$119,635	$91,166

Total depreciation expense for the three months ended September 30, 2017 and 2016 was $5.1 million and $3.5 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $13.5 million and $9.7 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Senior term loan—U.S.	$72,188	$75,000
Senior revolving loan—U.S.	2,820	2,820
Accounts receivable financing—EMEA	23,316	15,120
Unsecured financing—EMEA	—	4,638
Equipment financing—EMEA	17,704	15,813
Equipment capital lease—Mexico	14,731	8,037
Equipment capital lease—U.S.	867	2,016
Equipment capital lease—EMEA	3,810	1,898
Equipment loan—Mexico	61	103
Total long-term debt	135,497	125,445
Less: Debt issuance costs	(1,860)	(2,290)
Total long-term debt, net of debt issuance costs	133,637	123,155
Less: Current maturities of long-term debt	(44,498)	(33,403)
Long-term debt, net of debt issuance costs and current maturities	$89,139	$89,752

Note 8. Share-Based Compensation Plans

The Company has granted restricted stock unit (RSU) and stock option awards to certain employees and non-employee directors under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). Each award granted prior to the consummation of the IPO included a performance condition that required the completion of an initial public offering by the Company and a required vesting period of one to four years, commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, the Company began recording compensation expense in the third quarter of 2016 for the requisite service period from the grant date through the IPO date, with the balance of the share-based compensation to be expensed over the remaining vesting period. Total share-based compensation expense recognized during the three months ended September 30, 2017 was $1.0 million, of which $0.2 million is included in cost of goods sold and the remaining $0.8 million is included in general and administrative expenses. The amount related to RSUs was $0.4 million while $0.6 million related to stock options. Total share-based compensation expense recognized during the nine months ended September 30, 2017 was $4.8 million, of which $0.8 million is included in cost of goods sold and the remaining $4.0 million is included in general and administrative expenses. The amount related to RSUs was $1.5 million while $3.3 million related to stock options. No share-based compensation costs were capitalized during the three or nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the unamortized cost of the unvested RSUs was $1.8 million, which the Company expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.3 years. The total unrecognized cost related to unvested stock option awards was $5.3 million as of September 30, 2017. The Company expects to recognize such costs in the consolidated financial statements over a weighted-average period of approximately 1.9 years.

The following table summarizes the activity of the stock options and RSUs under the Company’s incentive plans:

		Stock Options			RSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	3,587,692	3,331,418	$12.72	25,828	636,120	$10.90
Increase in shares authorized	1,349,475	—	—		—	—
Granted	(190,290)	161,090	20.00		29,200	16.69
Exercised/vested	—	(107,527)	10.81		(218,040)	10.95
Forfeited/cancelled	227,650	(202,450)	11.54		(25,200)	10.87
Balance as of September 30, 2017	4,974,527	3,182,531	13.23	729,196	422,080	11.27

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the outstanding and exercisable stock option awards as of September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	22,728	2.3	$8.49	22,728	$8.49
$10.87	2,004,700	7.7	10.87	465,700	10.87
$11.00 to $16.53	656,523	8.3	16.12	157,072	16.33
$18.70	342,790	8.7	18.68	83,696	18.70
$20.05 to $22.34	155,790	9.9	20.14	—	—
$8.49 to $22.34	3,182,531	8.0	13.23	729,196	12.87

Note 9. Income Taxes

Income tax expense was $0.4 million and $0.3 million in the three months ended September 30, 2017 and 2016, respectively, and $8.5 million and $4.6 million in the nine months ended September 30, 2017 and 2016, respectively. The lower effective tax rate was primarily due to the release of the valuation allowance which was recorded against the Turkey operation’s deferred tax assets as well as the tax benefit received by the Turkey operations in the third quarter of 2017 from new tax incentives from the Turkish government.

The Company has historically provided a valuation allowance to reduce its U.S. federal, state and non-U.S. deferred tax assets to the amount that is more likely than not to be realized. In the current quarter, the Company released the majority of its valuation allowance against its Turkey operation’s deferred tax assets, resulting in a non-cash benefit to income tax expense of approximately $2.6 million, $1.2 million of which was related to future earnings. Given the Turkey operation’s current level of pre-tax income, and assuming the Turkey operations maintains this current level of pre-tax income at a minimum, the Company expects to generate income before taxes in Turkey in future periods at a level that would fully realize the benefit of its deferred tax assets in Turkey. As of September 30, 2017, the Company continues to maintain a valuation allowance against net deferred tax assets in the U.S. and certain of its state jurisdictions where it does not currently believe that the realization of the deferred tax assets is more likely than not.

The Company evaluates its deferred tax assets quarterly to determine whether adjustments to the valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in expected future pre-tax earnings, tax law, interactions with taxing authorities and developments in case law. In making this evaluation, the Company relies on its recent history of pre-tax earnings. The Company's material assumptions are its forecasts of future pre-tax earnings and the nature and timing of future deductions and income represented by the deferred tax assets and liabilities, all of which involve the exercise of significant judgment.

The impact of the new tax incentives received related to the Turkey operations was $1.8 million, all of which will be used to reduce the taxes paid on future earnings.

No other changes in tax law since December 31, 2016 have had a material impact on the Company’s income tax provision.

Note 10. Commitments and Contingencies

Legal Proceedings

A complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. The Company denies the substantive allegations of the complaint and intends to vigorously defend this lawsuit; however, the Company is currently unable to determine the ultimate outcome of this case. The Court has set a trial date in August 2018.

In addition, the Company entered into a transition agreement with a former officer, pursuant to which he transitioned out of his role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following the discovery that he had materially violated the terms of his transition agreement, the Company terminated his consultancy for cause. In April 2016, the officer filed an arbitration claim alleging that the Company improperly terminated his transition agreement. The Company believes that the termination of his transition agreement was valid and the Company intends to vigorously defend this matter. The arbitration tribunal held that the former officer was entitled to a portion of the compensation and other payments contemplated under the transition agreement. The Company has appealed the arbitration tribunal’s decision to a Chinese court and the appeal remains pending.

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

Note 11. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues (dollars in thousands) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
GE	$99,623	40.9%	$98,141	49.3%	$286,941	42.0%	$292,435	51.4%
Vestas	69,125	28.4	50,300	25.3	195,556	28.6	120,716	21.2
Nordex Group	46,998	19.3	31,132	15.6	119,530	17.5	96,139	16.9
Gamesa	23,820	9.8	17,844	9.0	71,405	10.5	54,553	9.6
Other	3,788	1.6	1,521	0.8	9,710	1.4	5,460	0.9
Total	$243,354	100.0%	$198,938	100.0%	$683,142	100.0%	$569,303	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	September 30,	December 31,
	2017	2016
Customer	% of Total	% of Total
GE	17.1%	24.9%
Vestas	42.7%	26.2%
Nordex Group	28.0%	26.8%
Gamesa	8.7%	16.2%

Note 12. Segment Reporting

The Company’s operating segments are defined geographically as the United States, Asia, Mexico and EMEA. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of the Company’s segments operate in their local currency except for the China and Mexico segments, which both include a U.S. parent company.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information (in thousands) regarding each of the Company’s segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues by segment:
U.S.	$44,599	$45,090	$136,314	$141,920
Asia	102,463	86,834	278,284	232,639
Mexico	44,941	35,448	134,010	88,623
EMEA	51,351	31,566	134,534	106,121
Total revenues	$243,354	$198,938	$683,142	$569,303
Revenues by geographic location (1):
U.S.	$44,599	$45,090	$136,314	$141,920
China	102,463	86,834	278,284	232,639
Mexico	44,941	35,448	134,010	88,623
Turkey	51,351	31,566	134,534	106,121
Total revenues	$243,354	$198,938	$683,142	$569,303
Income (loss) from operations:
U.S. (2)	$(8,120)	$(12,929)	$(26,247)	$(18,052)
Asia	24,031	17,291	64,191	48,055
Mexico	3,286	3,574	5,254	6,197
EMEA	4,349	201	13,861	(2,396)
Total income from operations	$23,546	$8,137	$57,059	$33,804

	September 30,	December 31,
	2017	2016
Property, plant and equipment, net:
U.S.	$21,693	$16,740
Asia (China)	29,262	26,341
Mexico	40,359	24,842
EMEA (Turkey)	28,321	23,243
Total property, plant and equipment, net	$119,635	$91,166

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in the U.S. segment includes corporate general and administrative costs of $9.3 million and $14.1 million for the three months ended September 30, 2017 and 2016, respectively, and $28.4 million and $24.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 13. Subsequent Events

In October 2017, the Company granted an aggregate of 191,300 RSU awards to certain employees.   Each of these RSU awards vests as follows: 20% on March 7, 2018, 30% on March 7, 2019 and the remaining 50% on March 7, 2020. The Company estimates that the total share-based-compensation expense for these RSU awards will be approximately $4.5 million and will be recognized over the requisite service period of approximately 1.7 years.

On November 8, 2017, the Company signed a new, five-year supply agreement with Proterra Inc. to produce composite bus bodies at the Company’s existing Rhode Island manufacturing facility and from a new facility in Newton, Iowa that the Company expects to open in the first half of 2018.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of November 8, 2017, our long-term supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.7 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of over approximately $4.4 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 98% of our total net sales in the three and nine months ended September 30, 2017 and for approximately 99% of our total net sales in the three and nine months ended September 30, 2016.

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

•

Our Mexico segment manufactures wind blades from three facilities in Juárez, Mexico, one of which commenced operations in 2014, the second during the third quarter of 2016 and the third in January 2017.  In April 2017, our Mexico segment entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and expects to commence operations at this facility in the second half of 2018.

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

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The trend of wind turbine OEMs outsourcing production of wind blades remains strong as evidenced by our signing in August 2017 of a new multiyear supply agreement with Senvion S.A. for two production lines in our Taicang Port, China manufacturing facility.

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

For the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 and 2016, our research and development expenses (included in general and administrative expenses) totaled $0.3 million, $0.4 million, $1.1 million and $1.0 million, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our credit facilities and the amortization of deferred financing costs and beneficial conversion features related to our debt borrowings. Other income (expense) also includes realized gains and losses on foreign currency remeasurement, interest income and miscellaneous income and expense.

Income Tax Provision

Income tax provision consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the United States, China, Mexico and Turkey. The composite income tax rate, tax provisions, deferred tax assets and deferred tax liabilities vary according to the jurisdiction in which the income or loss arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net sales	$243,354	$198,938	$683,142	$569,303
Total billings (1)	$256,404	$196,095	$698,833	$566,779
Net income	$20,398	$2,797	$37,801	$16,098
EBITDA (1)	$29,114	$11,272	$69,074	$42,999
Adjusted EBITDA (1)	$30,118	$19,632	$76,443	$51,816
Capital expenditures	$8,585	$4,673	$35,312	$18,917

	September 30,	December 31,
	2017	2016
	(in thousands)
Total debt, net of debt issuance costs	$133,637	$123,155
Net debt (1)	$(3,568)	$6,379

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net sales	$243,354	$198,938	$683,142	$569,303
Change in deferred revenue:
Blade-related deferred revenue at beginning of period (1)	(74,255)	(65,656)	(69,568)	(65,520)
Blade-related deferred revenue at end of period (1)	87,294	61,949	87,294	61,949
Foreign exchange impact (2)	11	864	(2,035)	1,047
Change in deferred revenue	13,050	(2,843)	15,691	(2,524)
Total billings	$256,404	$196,095	$698,833	$566,779

Net income	$20,398	$2,797	$37,801	$16,098
Adjustments:
Depreciation and amortization	5,139	3,530	13,622	9,703
Interest expense (net of interest income)	3,206	4,636	9,137	12,633
Income tax provision	371	309	8,514	4,565
EBITDA	29,114	11,272	69,074	42,999
Share-based compensation expense	1,043	8,117	4,794	8,117
Realized loss (gain) on foreign currency remeasurement	(39)	243	2,575	700
Adjusted EBITDA	$30,118	$19,632	$76,443	$51,816

(1)	Total billings is reconciled using the blade-related deferred revenue amounts at the beginning and the end of the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Blade-related deferred revenue at beginning of period	$74,255	$65,656	$69,568	$65,520
Non-blade related deferred revenue at beginning of period	—	—	—	—
Total current and noncurrent deferred revenue at beginning of period	$74,255	$65,656	$69,568	$65,520
Blade-related deferred revenue at end of period	$87,294	$61,949	$87,294	$61,949
Non-blade related deferred revenue at end of period	—	—	—	—
Total current and noncurrent deferred revenue at end of period	$87,294	$61,949	$87,294	$61,949

(2)	Represents the effect of the difference between the exchange rate used by our various foreign subsidiaries on the invoice date versus the exchange rate used at the period-end balance sheet date.

Net debt is reconciled as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Total debt, net of debt issuance costs	$133,637	$123,155
Add debt issuance costs	1,860	2,290
Less cash and cash equivalents	(139,065)	(119,066)
Net debt	$(3,568)	$6,379

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sets	739	581	2,067	1,613
Estimated megawatts	1,796	1,321	4,876	3,686
Dedicated manufacturing lines	48	38	48	38
Total manufacturing lines installed	38	32	41	32
Manufacturing lines in startup	10	2	12	2
Manufacturing lines in transition	—	—	—	3

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

Dedicated manufacturing lines are the number of wind blade manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements. We monitor dedicated manufacturing lines and believe that presenting this metric to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for our wind blades from customers under our long-term supply agreements in any given period. Dedicated manufacturing lines primarily impacts our net sales and total billings. In April 2017, we entered into a multiyear supply agreement with Vestas to supply wind blades from two manufacturing lines at a new manufacturing facility that will be constructed in Matamoros, Mexico. We expect to commence operations at this facility in the second half of 2018. In August 2017, we entered into a multiyear supply agreement with Senvion S.A. to supply wind blades from two manufacturing lines at our Taicang Port, China facility. We expect to commence operations for this customer before the end of the first quarter of 2018.

Total manufacturing lines installed represents the number of wind blade manufacturing lines installed and either in operation, startup or transition.

Manufacturing lines in startup is the number of dedicated wind blade manufacturing lines that were in a startup phase during the pre-production and production ramp up period, pursuant to the opening of a new manufacturing facility, the expansion of an existing manufacturing facility or the addition of new manufacturing lines in an existing manufacturing facility. We monitor and present this metric because we believe it helps investors to better understand the impact of the startup phase of our new manufacturing facilities on our gross profit and net income.

Manufacturing lines in transition is the number of wind blade manufacturing lines that were being transitioned to a new wind blade model during the period. We monitor and present this metric because we believe it helps investors to better understand the impact of these transitions on our gross profit and net income.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended September 30, 2017 and 2016 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	September 30,
	2017		2016
	(dollars in thousands)
Net sales	$243,354	100.0%	$198,938	100.0%
Cost of sales	198,141	81.4	171,648	86.3
Startup and transition costs	12,352	5.1	5,088	2.5
Total cost of goods sold	210,493	86.5	176,736	88.8
Gross profit	32,861	13.5	22,202	11.2
General and administrative expenses	9,315	3.8	14,065	7.1
Income from operations	23,546	9.7	8,137	4.1
Other expense	(2,777)	(1.2)	(5,031)	(2.5)
Income before income taxes	20,769	8.5	3,106	1.6
Income tax provision	(371)	(0.1)	(309)	(0.2)
Net income	20,398	8.4	2,797	1.4
Net income attributable to preferred shareholders	—	—	596	0.3
Net income attributable to common shareholders	$20,398	8.4%	$2,201	1.1%

Net sales for the three months ended September 30, 2017 increased by $44.4 million or 22.3% to $243.4 million compared to $198.9 million in the same period in 2016. Net sales of wind blades increased by 20.3% to $233.5 million for the three months ended September 30, 2017 as compared to $194.2 million in the same period in 2016. The increase was primarily driven by a 21% increase in the number of wind blades delivered during the three months ended September 30, 2017 compared to the same period in 2016 primarily from our China, Mexico and Turkey plants as well as from foreign currency fluctuations in Turkey, partially offset by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of geographic mix and savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2017 increased to $5.9 million from $3.3 million in the same period in 2016. This increase was primarily the result of our customers requiring more precision molding and assembly systems from our Taicang facility during the three months ended September 30, 2017 as compared to the same period in 2016. Total billings for the three months ended September 30, 2017 increased by $60.3 million or 30.8% to $256.4 million compared to $196.1 million in the same period in 2016. The favorable impact of the weakening of the U.S. dollar against the Euro at our Turkey operations on consolidated net sales and total billings for the three months ended September 30, 2017 were increases of 1.0% and 0.9%, respectively. For the three months ended September 30, 2016, the impact of foreign currency fluctuations on consolidated net sales and total billings were both reductions of 0.4%.

Total cost of goods sold for the three months ended September 30, 2017 was $210.5 million and included aggregate costs of $12.4 million related to startup costs in our new plants in Mexico and Turkey and the startup of new wind blade models for certain of our customers in Turkey and Dafeng, China. This compares to total cost of goods sold for the three months ended September 30, 2016 of $176.7 million, including aggregate costs of $5.1 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. Cost of goods sold as a percentage of net sales of wind blades decreased slightly during the three months ended September 30, 2017 as compared to the same period in 2016, driven by improved operating efficiencies and the impact of savings in raw material costs, partially offset by the increase in startup and transition costs. The net impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso on consolidated cost of goods sold for three months ended September 30, 2017 was not significant as compared to a favorable impact of 1.9% for the three months ended September 30, 2016.

General and administrative expenses for the three months ended September 30, 2017 totaled $9.3 million as compared to $14.1 million for the same period in 2016. As a percentage of net sales, general and administrative expenses were 3.8% for the three months ended September 30, 2017, down from 7.1% in the same period in 2016. The decrease was primarily driven by a $6.1 million decrease in share-based compensation costs in the 2017 period as compared to the 2016 period, which was the period in which we recorded the expense from grant date through the end of the third quarter of 2016 for the performance awards upon consummation of the IPO. This decrease was partially offset by additional costs incurred to enhance our corporate support functions to support our growth and public company governance.

Other expense totaled $2.8 million for the three months ended September 30, 2017 as compared to $5.0 million for the same period in 2016. The amount for the three months ended September 30, 2017 was primarily comprised of interest expense of $3.3 million. This compares to interest expense of $4.7 million in the three months ended September 30, 2016.

Income tax provision increased to $0.4 million for the three months ended September 30, 2017 from $0.3 million for the same period in 2016. The lower effective tax rate was primarily due to the release of the valuation allowance which was recorded against our Turkey operation’s deferred tax assets as well as the tax benefit received in the 2017 period by the Turkey operations from new tax incentives from the Turkish government.

Net income for the three months ended September 30, 2017 was $20.4 million as compared to $2.8 million in the same period in 2016. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $0.6 million for the three months ended September 30, 2016 and there was none in the 2017 period as following our IPO in July 2016, all of the previously outstanding preferred shares were converted to common shares.

Net income attributable to common shareholders was $20.4 million for the three months ended September 30, 2017, compared to $2.2 million in the same period in 2016. This increase was primarily due to the improved operating results discussed above. Diluted earnings per share was $0.58 for the three months ended September 30, 2017, compared to $0.08 for the three months ended September 30, 2016.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

	Three Months Ended
	September 30,
	2017	2016
Net Sales	(in thousands)
U.S.	$44,599	$45,090
Asia	102,463	86,834
Mexico	44,941	35,448
EMEA	51,351	31,566
Total net sales	$243,354	$198,938

	Three Months Ended
	September 30,
	2017	2016
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(8,120)	$(12,929)
Asia	24,031	17,291
Mexico	3,286	3,574
EMEA	4,349	201
Total income from operations	$23,546	$8,137
(1)	Includes the costs of our corporate headquarters totaling $9.3 million and $14.1 million for the three months ended September 30, 2017 and 2016, respectively.

U.S. Segment

Net sales in the three months ended September 30, 2017 decreased slightly to $44.6 million compared to $45.1 million in the same period in 2016. Net sales of wind blades decreased to $39.5 million during the three months ended September 30, 2017 as compared to $41.8 million in the same period of 2016 primarily due to a slight reduction in the number of wind blades delivered and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2017 were $1.2 million compared to $1.9 million during the same period in 2016. These decreases were partially offset by a $2.5 million increase in non-wind related net sales during the three months ended September 30, 2017 as compared to the same period in 2016.

The loss from operations for the three months ended September 30, 2017 was $8.1 million as compared to a loss of $12.9 million in the same period in 2016. These amounts include corporate general and administrative costs of $9.3 million and $14.1 million for the three months ended September 30, 2017 and 2016, respectively.  The decrease in the corporate general and administrative costs was primarily due to a $6.1 million decrease in share-based compensation costs, partially offset by additional costs incurred to enhance our corporate support functions to support our growth and public company governance. The operating results were also unfavorably impacted by lower precision molding volume discussed above during the three months ended September 30, 2017 as compared to the 2016 period.

Asia Segment

Net sales in the three months ended September 30, 2017 increased by $15.6 million or 18.0% to $102.5 million compared to $86.8 million in the same period in 2016. Net sales of wind blades were $97.8 million in the three months ended September 30, 2017 as compared to $85.4 million in the same period of 2016. The increase was the result of a 24% increase in the number of wind blades delivered during the three months ended September 30, 2017 compared to the same period in 2016. These increases were partially offset by a change in the mix of wind blade models sold and lower average sales prices of wind blades delivered in both periods due to savings in raw material costs, a portion of which we share with our customers. The impact of the fluctuating U.S. dollar against the Chinese Renminbi did not have a significant effect on net sales during the three months ended September 30, 2017, as compared to an unfavorable impact of 1.2% in the three months ended September 30, 2016. Net sales from the manufacturing of precision molding and assembly systems totaled $4.7 million during the three months ended September 30, 2017 compared to $1.4 million during the three months ended September 30, 2016.

Income from operations in the Asia segment for the three months ended September 30, 2017 was $24.0 million as compared to $17.3 million in the same period in 2016. In addition to the factors noted above, the increase reflects lower overhead costs in the 2017 period as compared to 2016. As with net sales, the fluctuating U.S. dollar against the Chinese Renminbi did not have a significant effect on cost of goods sold for three months ended September 30, 2017 versus a favorable impact of 4.2% in the comparable 2016 period.

Mexico Segment

Net sales in the three months ended September 30, 2017 increased by $9.5 million or 26.8% to $44.9 million compared to $35.4 million in the same period in 2016, reflecting the beginning of wind blade production in our second and third plants and a slight increase in wind blade volume at our first Mexico plant. These increases were partially offset by lower average sales prices of wind blades delivered in both periods. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2017 and 2016 periods.

Income from operations in the Mexico segment for the three months ended September 30, 2017 was $3.3 million as compared to $3.6 million in the same period in 2016. The decrease in income from operations was due to the startup losses incurred at our three new Mexico facilities and the unfavorable impact of the weakening U.S. dollar relative to the Mexican Peso on cost of goods sold of 1.1%, partially offset by the increase in wind blade volume in the 2017 period as compared to 2016 as well as from savings in raw material costs. The fluctuating U.S. dollar against the Mexican Peso had a favorable impact of 2.2% on cost of goods sold for three months ended September 30, 2016.

EMEA Segment

Net sales during the three months ended September 30, 2017 increased by $19.8 million or 62.7% to $51.4 million compared to $31.6 million in the same period in 2016. The increase was driven by the beginning of wind blade production in our second Turkey plant, partially offset by a 34% decrease in wind blade volume at our first Turkey plant as a result of GE only requiring the minimum volume required under its contract after its decision to not renew or extend its supply agreement with us beyond 2017. We completed 100% of this volume by the end of June to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for Nordex Group. Other items having a favorable impact on net sales include the mix of wind blades sold during the period as well as overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant and the impact of the weakening U.S. dollar relative to the Euro of 5.2%. This compares to a favorable impact on net sales of 0.5% in the three months ended September 30, 2016. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2017 and 2016.

Income from operations in the EMEA segment for the three months ended September 30, 2017 was $4.3 million as compared to $0.2 million in the same period in 2016. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiency at our first Turkey plant, savings in raw materials and the net favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 1.1% compared to 0.2% in the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes certain information relating to our operating results and related percentage of net sales for the nine months ended September 30, 2017 and 2016 that has been derived from our unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2017		2016
	(dollars in thousands)
Net sales	$683,142	100.0%	$569,303	100.0%
Cost of sales	568,659	83.2	499,896	87.8
Startup and transition costs	29,051	4.3	11,449	2.0
Total cost of goods sold	597,710	87.5	511,345	89.8
Gross profit	85,432	12.5	57,958	10.2
General and administrative expenses	28,373	4.1	24,154	4.2
Income from operations	57,059	8.4	33,804	6.0
Other expense	(10,744)	(1.6)	(13,141)	(2.3)
Income before income taxes	46,315	6.8	20,663	3.7
Income tax provision	(8,514)	(1.3)	(4,565)	(0.8)
Net income	37,801	5.5	16,098	2.9
Net income attributable to preferred shareholders	—	0.0	5,471	1.0
Net income attributable to common shareholders	$37,801	5.5%	$10,627	1.9%

Net sales for the nine months ended September 30, 2017 increased by $113.8 million or 20.0% to $683.1 million compared to $569.3 million in the same period in 2016. Net sales of wind blades increased by 21.4% to $657.6 million for the nine months ended September 30, 2017 as compared to $541.7 million in the same period in 2016. The increase was primarily driven by a 24% increase in the number of wind blades delivered during the nine months ended September 30, 2017 compared to the same period in 2016 from each of our segments, partially offset by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of geographical mix and savings in raw material costs, a portion of which we share with our customers, as well as from foreign currency fluctuations in China. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2017 decreased to $15.3 million from $23.2 million in the same period in 2016. This decrease was primarily the result of our customers requiring less precision molding and assembly systems from our Rhode Island facility during the nine months ended September 30, 2017 as compared to the same period in 2016. Total billings for the nine months ended September 30, 2017 increased by $132.1 million or 23.3% to $698.8 million compared to $566.8 million in the same period in 2016. The net unfavorable impact of foreign currency fluctuations on consolidated net sales and total billings of 0.6% and 0.7%, respectively, was driven by the strengthening of the U.S. dollar against the Chinese Renminbi at our China operations for the nine months ended September 30, 2017 compared to reductions of 0.5% for both categories during the nine months ended September 30, 2016.

Total cost of goods sold for the nine months ended September 30, 2017 was $597.7 million and included aggregate costs of $29.1 million related to startup costs in our new plants in Mexico and Turkey and the startup of new wind blade models for certain of our customers in Turkey and Dafeng, China. This compares to total cost of goods sold for the nine months ended September 30, 2016 of $511.3 million, including aggregate costs of $11.4 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. Cost of goods sold as a percentage of net sales of wind blades decreased by two percentage points during the nine months ended September 30, 2017 as compared to the same period in 2016, driven by improved operating efficiencies and the impact of savings in raw material costs and foreign currency fluctuations, partially offset by the increase in startup and transition costs. The impact of the strengthening of the U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso reduced consolidated cost of goods sold by 2.8% for nine months ended September 30, 2017, as compared to 1.3% in the same period in 2016.

General and administrative expenses for the nine months ended September 30, 2017 totaled $28.4 million as compared to $24.2 million for the same period in 2016. As a percentage of net sales, general and administrative expenses were 4.1% for the nine months ended September 30, 2017, down from 4.2% in the same period in 2016. The increase was primarily driven by additional costs incurred to enhance our corporate support functions to support our growth and public company governance, partially offset by a $2.9 million decrease in share-based compensation costs in the 2017 period as compared to the same period in 2016, which was the period in which we recorded the expense from grant date through the end of the third quarter of 2016 for the performance awards upon consummation of the IPO.

Other expense totaled $10.7 million for the nine months ended September 30, 2017 as compared to $13.1 million for the same period in 2016. The amount for the nine months ended September 30, 2017 was primarily comprised of interest expense of $9.2 million and the realized loss on foreign currency remeasurement of $2.6 million. This compares to interest expense of $12.7 million and $0.7 million related to the realized loss on foreign currency remeasurement in the nine months ended September 30, 2016.

Income tax provision increased to $8.5 million for the nine months ended September 30, 2017 from $4.6 million for the same period in 2016. The lower effective tax rate was primarily due to the release of the valuation allowance which was recorded against our Turkey operation’s deferred tax assets as well as the benefit received in the quarter by the Turkey operations from new tax incentives from its government.

Net income for the nine months ended September 30, 2017 was $37.8 million as compared to $16.1 million in the same period in 2016. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred shareholders was $5.5 million for the nine months ended September 30, 2016 and there was none in the 2017 period as following our IPO in July 2016, all of the previously outstanding preferred shares were converted to common shares.

Net income attributable to common shareholders was $37.8 million during the nine months ended September 30, 2017, compared to $10.6 million in the same period in 2016. This was primarily due to the improved operating results discussed above. Diluted earnings per share was $1.09 for the nine months ended September 30, 2017, compared to $0.88 for the nine months ended September 30, 2016.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

	Nine Months Ended
	September 30,
	2017	2016
Net Sales	(in thousands)
U.S.	$136,314	$141,920
Asia	278,284	232,639
Mexico	134,010	88,623
EMEA	134,534	106,121
Total net sales	$683,142	$569,303

	Nine Months Ended
	September 30,
	2017	2016
Income (loss) from Operations	(in thousands)
U.S. (1)	$(26,247)	$(18,052)
Asia	64,191	48,055
Mexico	5,254	6,197
EMEA	13,861	(2,396)
Total income from operations	$57,059	$33,804
(1)	Includes the costs of our corporate headquarters totaling $28.4 million and $24.2 million for the nine months ended September 30, 2017 and 2016, respectively.

U.S. Segment

Net sales in the nine months ended September 30, 2017 decreased by $5.6 million or 4.0% to $136.3 million compared to $141.9 million in the same period in 2016. The decrease was driven by lower net sales from the manufacturing of precision molding and assembly systems at our Rhode Island facility during the nine months ended September 30, 2017 of $5.8 million compared to $17.0 million during the same period in 2016. There was also a slight decrease in our net sales of wind blades which totaled $120.3 million during the nine months ended September 30, 2017 as compared to $120.5 million in the same period of 2016. This decrease was driven by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers, partially offset by a 4% increase in the number of wind blades delivered.  These decreases were partially offset by a $5.9 million increase in non-wind related net sales during the nine months ended September 30, 2017 as compared to the same period in 2016.

The loss from operations for the nine months ended September 30, 2017 was $26.2 million as compared to a loss of $18.1 million in the same period in 2016. These amounts include corporate general and administrative costs of $28.4 million for the nine months ended September 30, 2017 compared to $24.2 million for the nine months ended September 30, 2016. The increase in the corporate general and administrative costs was primarily due to additional costs incurred to enhance our corporate support functions to support our growth and public company governance, partially offset by a $2.8 million decrease in share-based compensation costs during the nine months ended September 30, 2017 as compared to the same period in 2016. The operating results were also unfavorably impacted by slightly lower gross profit on wind blades delivered during the nine months ended September 30, 2017 as compared to the 2016 period as well as the lower precision molding volume discussed above during the nine months ended September 30, 2017 as compared to the 2016 period.

Asia Segment

Net sales in the nine months ended September 30, 2017 increased by $45.6 million or 19.6% to $278.3 million compared to $232.6 million in the same period in 2016. Net sales of wind blades were $268.8 million in the nine months ended September 30, 2017 as compared to $226.4 million in the same period of 2016. The increase was the result of a 26% increase in the number of wind blades delivered during the nine months ended September 30, 2017 compared to the same period in 2016. These increases were partially offset by a change in the mix of wind blade models sold, lower average sales prices of wind blades due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 1.0% during the nine months ended September 30, 2017 as compared to an unfavorable impact of 1.4% during the comparable 2016 period. Net sales from the manufacturing of precision molding and assembly systems totaled $9.5 million during the nine months ended September 30, 2017 as compared to $6.2 million during the nine months ended September 30, 2016.

Income from operations in the Asia segment for the nine months ended September 30, 2017 was $64.2 million as compared to $48.1 million in the same period in 2016. In addition to the factors noted above, the increase in income from operations reflects higher gross margins on wind blade sales driven by operating efficiencies and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 3.2%, as well as lower overhead costs in the 2017 period as compared to 2016. The impact of the strengthening of the U.S. dollar against the Chinese Renminbi on cost of goods sold for nine months ended September 30, 2016 was 4.5%.

Mexico Segment

Net sales in the nine months ended September 30, 2017 increased by $45.4 million or 51.2% to $134.0 million compared to $88.6 million in the same period in 2016, reflecting a 35% increase in wind blade volume at our first Mexico plant and the beginning of wind blade production in our second plant, partially offset by lower average sales prices of wind blades delivered in both periods. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2017 and 2016 periods.

Income from operations in the Mexico segment for the nine months ended September 30, 2017 was $5.3 million as compared to $6.2 million in the same period in 2016. The decrease was largely driven by the startup losses incurred at our three new Mexico facilities, partially offset by the increase in wind blade volume in the 2017 period as compared to 2016 and operating efficiencies at our first Mexico plant, as well as from savings in raw material costs and the favorable impact of the fluctuation of the U.S. dollar relative to the Mexican Peso on cost of goods sold of 0.6%. The fluctuating U.S. dollar against the Mexican Peso had a favorable impact of 3.0% for nine months ended September 30, 2016.

EMEA Segment

Net sales during the nine months ended September 30, 2017 increased by $28.4 million or 26.8% to $134.5 million compared to $106.1 million in the same period in 2016. The increase was driven by the beginning of wind blade production in our second Turkey plant, partially offset by a 24% decrease in wind blade volume at our first Turkey plant as a result of GE only requiring the minimum volume required under its contract after its decision to not renew or extend its supply agreement with us beyond 2017. We completed 100% of this volume by the end of June to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for Nordex Group. Other items having a favorable impact on net sales include the mix of wind blades sold during the period as well as overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant. The fluctuating U.S. dollar against the Euro did not have a significant effect on net sales in either the nine months ended September 30, 2017 or 2016. Net sales of wind blades represents the entirety of net sales in the EMEA segment in 2017 and 2016.

Income from operations in the EMEA segment for the nine months ended September 30, 2017 was $13.9 million as compared to a loss of $2.4 million in the same period in 2016. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiencies at our first Turkey plant, savings in raw material costs, and a large warranty reserve accrual expensed related to the settlement agreement and release with one of its customers to resolve a potential warranty claim related to wind blades primarily manufactured in 2014 in the 2016 period as well as the net favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 8.4%. This compares to the favorable impact of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 3.9% for nine months ended September 30, 2016.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $5.3 million for the nine months ended September 30, 2017 as compared to net repayments on financing arrangements of $14.2 million in the comparable period of 2016. As of September 30, 2017, we had $135.5 million in outstanding indebtedness, excluding debt issuance costs. As of September 30, 2017, we had an aggregate of $74.8 million of remaining capacity and $39.7 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the proceeds of our IPO in July 2016, the incurrence of other indebtedness and other potential sources of liquidity.

At September 30, 2017 and December 31, 2016, we had unrestricted cash, cash equivalents and short-term investments totaling $139.1 million and $119.1 million, respectively. The September 30, 2017 balance includes $33.5 million of cash located outside of the United States, including $31.5 million in China, $1.2 million in Turkey and $0.8 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($5.2 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2016, the amount of the surplus reserve fund was $4.4 million.

Operating Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net income	$37,801	$16,098
Depreciation and amortization	13,622	9,703
Share-based compensation expense	4,794	8,117
Other non-cash items	430	4,291
Changes in assets and liabilities	(5,124)	(10,233)
Net cash provided by operating activities	$51,523	$27,976

Net cash provided by operating activities totaled $51.5 million for the nine months ended September 30, 2017 and was primarily the result of net income for the period of $37.8 million, depreciation and amortization of $13.6 million, share-based compensation costs of $4.8 million and net changes in working capital. The key components of the $5.1 million increase in working capital include a $66.4 million increase in accounts receivable and a $25.0 million increase in inventory.  This was partially offset by $47.5 million increase in accounts payable and accrued expenses, a $17.7 million increase in deferred revenue, a $9.0 million increase in customer deposits, an $8.2 million increase in accrued warranty, a $3.1 million decrease in other noncurrent assets and a $0.9 million decrease in prepaid expenses and other current assets. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses and deferred revenue are primarily the result of the material increase in and the timing of sales in the nine months ended September 30, 2017.

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

Investing Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Purchase of property and equipment	$(35,312)	$(18,917)
Net cash used in investing activities	$(35,312)	$(18,917)

Net cash used in investing activities totaled $35.3 million and $18.9 million for the nine months ended September 30, 2017 and 2016, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities and costs at our corporate office to enhance our information technology systems. The capital expenditures for the nine months ended September 30, 2017 primarily related to our second and third wind blade plants in Mexico and Turkey. The capital expenditures for the nine months ended September 30, 2016 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our original wind blade facility in Mexico.

We anticipate fiscal year 2017 capital expenditures of between $70 million to $75 million. We estimate that the cost we will incur after September 30, 2017 to complete our current projects in process is approximately $5.7 million. We have used and will continue to use cash flow from operations and debt for major projects currently being undertaken, which include the new manufacturing facilities in Mexico and Turkey discussed above, our new manufacturing facility in Matamoros, Mexico as well as our continued investment in our existing wind blade facilities.

Financing Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net proceeds from issuance of common stock in initial public offering	$—	$67,199
Repayments of term loan	(2,812)	(617)
Net proceeds from (repayments of) accounts receivable financing	8,196	(6,050)
Net repayments of working capital loans	(4,638)	(4,097)
Net proceeds from (repayments of) other debt	4,556	(3,415)
Proceeds from exercise of stock options	988	—
Repurchase of common stock including shares withheld in lieu of income taxes	(1,264)	—
Restricted cash	(1,543)	(649)
Net cash provided by financing activities	$3,483	$52,371

The net cash provided by financing activities totaled $3.5 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $52.4 million in the comparable period of 2016. Net cash provided by financing activities for the nine months ended September 30, 2017 primarily reflects the net proceeds from accounts receivable financing and other growth-related debt, partially offset by net repayments of working capital and term loans. The 2016 period reflects the Company’s net proceeds from the IPO of $67.2 million, partially offset by the net repayments of accounts receivable financing, working capital loans, the term loan and other debt, all of which were repaid with cash flows from operations.

Share Repurchases

During the three months ended September 30, 2017, we repurchased 68,815 shares of our common stock for $1.3 million related to tax withholding requirements on restricted stock units which vested during the period.

Description of Our Indebtedness

Senior Financing Agreements (U.S.):

In December 2016, we amended and restated our previous credit facility (the Restated Credit Facility). The previous $100.0 million of available principal was replaced with a $75.0 million term loan and a $25.0 million revolving credit facility, which originally included a $15.0 million letter of credit sub-facility, which was increased to $20.0 million in April 2017. The borrowings under the Restated Credit Facility bear interest at a variable rate through maturity at LIBOR, with a 1.0% floor, plus 5.75% (currently 7.09%). The Restated Credit Facility requires us to make quarterly principal payments in the amount of $0.9 million of the outstanding principal loan balance commencing in March 2017, with the remaining outstanding balance to be repaid on or before December 30, 2020. The Restated Credit Facility contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require us and our subsidiaries to satisfy certain capital expenditure and other financial covenants, and restricts the ability of us and our subsidiaries to incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales and declare dividends on its capital stock without the prior written consent of the lenders. The obligations under the Restated Credit Facility are secured by a lien on substantially all tangible and intangible property of us and our domestic subsidiaries and by a pledge by us and our domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to customary exceptions and exclusions from collateral.

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

As of September 30, 2017 and December 31, 2016, the aggregate outstanding balance under the Restated Credit Facility was $75.0 million and $77.8 million, respectively. We cannot assure you that we will be able to maintain appropriate minimum leverage or fixed-charge coverage ratio requirements in the future.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement with a financial institution in Turkey to provide up to $20.0 million (later updated to 21.0 million Euro, or approximately $24.8 million as of September 30, 2017) of short-term collateralized financing on invoiced accounts receivable of one of Turkey’s customers. Interest accrues annually at a variable rate (currently 5.75%) and is paid quarterly. In December 2014, we obtained an additional $7.0 million (later decreased to $5.0 million) of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of September 30, 2017 and December 31, 2016 include $13.9 million and $15.1 million of accounts receivable financing and none and $4.6 million of unsecured financing, respectively.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate (currently 6.5%). The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. No amounts were outstanding under this agreement as of September 30, 2017 or December 31, 2016.

In March 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 35.0 million Euro (approximately $41.3 million as of September 30, 2017) of short-term financing of which 20.0 million Euro (approximately $23.6 million as of September 30, 2017) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers and 12.5 million Euro (later increased to 15.0 million Euro, or approximately $17.7 million as of September 30, 2017) for the collateralized financing of capital expenditures. An additional 1.0 million Euro related to letters of guarantee matured in March 2017. Interest on the collateralized financing based on invoiced accounts receivable accrues at the three month EURIBOR plus 5.75% (currently 5.75%) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (currently 6.75%) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrued at 2.00% annually. As of September 30, 2017 and December 31, 2016, there was $17.7 million and $15.8 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of

September 30, 2017, there was $9.4 million outstanding under the collateralized financing based on invoiced accounts receivables, with no corresponding amounts outstanding as of December 31, 2016.

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

In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi (approximately $22.5 million as of September 30, 2017) which can be used for the purpose of domestic and foreign currency loans, issuing letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in February 2018). No amounts were outstanding under this agreement as of September 30, 2017.

Equipment Lease and Other Arrangements: We have entered into certain capital lease, sale-leaseback and construction loan arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of September 30, 2017 and December 31, 2016, there was $19.5 million and $12.1 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of September 30, 2017, we leased a total of approximately 4.8 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Santa Teresa, New Mexico; Taicang City, China; Taicang Port, China; Matamoros, Mexico; Warren, Rhode Island; and Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $16 million for the full year 2017.

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

In July 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three and nine months ended September 30, 2017, $17.3 million and $60.0 million of receivables were sold to the financial institution, respectively.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

Contractual Obligations

During the nine months ended September 30, 2017, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. In recent years, exchange rates between these currencies and U.S. dollars have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $6.0 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Finally, since many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we can also benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices but also enables us to take full advantage of decreases. We believe that a 10% change in the price of resin and resin systems, the commodities for which we do not have fixed pricing, would have had an impact to income from operations of approximately $9.9 million and $12.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest Rate Risk. As of September 30, 2017, we have an aggregate of $75.0 million outstanding under the Restated Credit Facility that is tied to LIBOR and an aggregate of $27.1 million outstanding under a general credit agreement with a Turkish financial institution that is tied to EURIBOR. The Restated Credit Facility and the Turkish general credit agreement are the only variable rate debt instruments outstanding as of September 30, 2017 and December 31, 2016 as all remaining unsecured financing, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2017, a 10% change in the LIBOR or EURIBOR rate would not have a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2017 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations.

As previously disclosed in our Annual Report on Form 10-K, in March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. We filed a motion to dismiss the complaint in April 2015, which was denied. We subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. We filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied our motion in August 2016. The court set a trial date for September 2017. In May 2017, we filed a motion for continuance to change the trial date and the court granted our motion. The court has set a trial date in August 2018. We continue to deny the substantive allegations of the complaint and we intend to vigorously defend this lawsuit; however, we are currently unable to determine the ultimate outcome of this case.

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

Item 1A. Risk Factors

Other than the supplemental risk factor set forth below, there have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition, and/or future results.

The proposed tax reform bill introduced in the U.S. House of Representatives in early November contains provisions which, if enacted, would likely have a material adverse effect on the U.S. wind energy sector and may materially harm our business, financial condition and results of operations.

The proposed tax reform bill introduced in the U.S. House of Representatives in early November contains provisions that would limit the value and potential use of the Production Tax Credit for Renewable Energy (PTC) to finance the development of wind energy projects in the United States. Under current law, a taxpayer may claim a PTC for the production of electricity from qualified wind energy projects at a qualifying facility during the 10-year period beginning on the date the facility was originally placed in service. In addition, current law provides that the base amount of the PTC is 1.5 cents (indexed annually for inflation) per kilowatt-hour of electricity produced.  For 2016, the amount of the PTC is generally 2.3 cents per kilowatt-hour. Under the proposed tax reform bill, the inflation adjustment would be repealed, effective for electricity produced at a wind energy facility, the construction of which begins after November 2, 2017, and taxpayers’ credit amount would revert back to 1.5 cents per kilowatt- hour for the remaining portion of the 10-year period.  The proposed tax reform legislation also would require a “continuous program of construction” from the date a wind energy facility begins construction to the date it is placed in service to qualify for the PTC.  The “continuous program of construction” requirement exists under current law and has been interpreted by the Department of the Treasury to permit several “safe harbor” time periods. At present, it is unclear whether the proposed tax reform bill, if enacted, would effectively eliminate those safe harbors or whether the U.S. Department of Treasury may issue them unchanged or substantially unchanged. If the proposed changes to the PTC are enacted, it would likely have a material adverse effect on the U.S. wind energy sector and reduce the demand for our wind turbine blades.  Any reduction in the demand for our wind turbine blades may materially harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended September 30, 2017 from certain employees who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July (July 1, 2017 - July 31, 2017)	68,815	$18.37	—	—
August (August 1, 2017 - August 31, 2017)	—	—	—	—
September (September 1, 2017 - September 30, 2017)	—	—	—	—
Total	68,815	$18.37	—	—

Use of Proceeds

On July 21, 2016, our Registration Statement on Form S-1 (File No. 333-212093) was declared effective by the SEC for our IPO whereby we registered an aggregate of 7,187,500 shares of our common stock, including 937,500 shares of our common stock registered for sale by us upon the full exercise of the underwriters’ option to purchase additional shares. On July 27, 2016, we completed our IPO and sold 7,187,500 shares of our common stock at a price to the public of $11.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as the managing underwriters. The total gross proceeds from the offering to us were $79.1 million. After deducting underwriting discounts and commissions of $4.6 million and offering expenses of $7.3 million, we received $67.2 million in net proceeds. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 22, 2016 pursuant to Rule 424(b) of the Securities Act. We continue to invest the remaining funds received in registered money market funds.

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

TPI COMPOSITES, INC.

Date: November 8, 2017	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)