Form 10-K
period 2017-12-31
TPI COMPOSITES, INC
filed 2018-03-08
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “emerging growth company”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2017 as reported by the NASDAQ Global Market on such date was approximately $259 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 28, 2018, the Registrant had 34,032,946 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 15, 2018, are incorporated by reference into Part III of this Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities law. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	growth of the wind energy market and our addressable market;
•	the potential impact of General Electric’s acquisition of LM Wind Power upon our business;
•	the potential impact of the increasing prevalence of auction-based tenders in the wind energy market and increased competition from solar energy on our gross margins and overall financial performance;
•	our ability to successfully expand our transportation business and execute upon our strategy of entering new markets outside of wind energy;
•

our future financial performance, including our net sales, cost of goods sold, gross profit or gross margin, operating expenses, ability to generate positive cash flow, and ability to achieve or maintain profitability;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products;
•	our ability to successfully expand in our existing wind energy markets and into new wind energy international markets;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to effectively manage our growth strategy and future expenses;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•	the attraction and retention of qualified employees and key personnel; and
•	changes in domestic or international government or regulatory policy, including without limitation, changes in tax policy.

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

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.  In January 2017, we signed a short-term supply agreement with Proterra Inc. (Proterra) to supply composite bus bodies for Proterra’s Catalyst® zero-emission electric buses from our existing Rhode Island facility. In November 2017, we signed a new, five year supply agreement with Proterra to supply Proterra Catalyst® composite bus bodies from our existing Rhode Island facility and from a new manufacturing facility in Newton, Iowa, which we expect to commence operations in the first half of 2018.

Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 99% of our total net sales for each of the years ended December 31, 2017, 2016 and 2015.  As of March 7, 2018, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $3.1 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $4.6 billion through the end of 2023.

Public Offerings and Stock Split

In July 2016, we completed an initial public offering (IPO) of 7,187,500 shares of our common stock at a price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of our existing stockholders, a non-employee director and executive officers purchased an aggregate of 1,250,000 shares of common stock in the IPO included in the total issuance above. The net proceeds from the IPO were $67.2 million after deducting underwriting discounts and offering expenses. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share.

Prior to the IPO, in July 2016 we amended our amended and restated certificate of incorporation to effect a 360-for-1 forward stock split of our common stock. As a result of the stock split, we have adjusted the share amounts authorized and issuable under our share-based compensation plans. All share and per share common stock information (including our share-based compensation plans) referenced throughout the consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock split. The stock split did not cause an adjustment to the par value of the authorized shares of common stock.

In May 2017, we completed a secondary public offering of 5,075,000 shares of our common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing stockholders and certain of our executive officers. The selling stockholders received all of the net proceeds of $78.8 million from the secondary public offering. We did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by us in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying consolidated income statement.

Financial Information about Segments and Geographic Areas

We divide our business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our existing Rhode Island and Massachusetts facilities, (4) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (5) our corporate headquarters, the costs of which are included in general and administrative expenses. In January 2018, we entered into a new lease agreement with a third party for a new manufacturing facility in Newton, Iowa and we expect to commence operations at this facility in the first half of 2018.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facility in Taicang Port, China and at our two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at our Taicang City, China facility, (3) the manufacture of components at our second Taicang Port, China facility and (4) wind blade inspection and repair services.

•

Our Mexico segment manufactures wind blades from our three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017. In April 2017, we entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and we expect to commence operations at this facility in the second half of 2018.

•

Our EMEA segment manufactures wind blades from our two facilities in Izmir, Turkey. We entered into a joint venture in 2012 to produce wind blades at our first Turkey plant and in 2013 became the sole owner of the Turkey operation with the acquisition of the remaining 25% interest. We commenced operations at our second facility during the third quarter of 2016.

For additional information regarding our operating segments and geographic areas, see Note 18 – Segment Reporting of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

Our long-term success will be driven by our business strategy. The key elements of our business strategy are as follows:

•

Grow our existing relationships and develop new relationships with leading industry OEMs. We plan to continue growing and expanding our relationships with existing customers who, according to data from MAKE Consulting (MAKE), represented approximately 45% of the global onshore wind energy market, approximately 68% of that market excluding China, and 99.8% of the U.S. onshore wind turbine market over the three years ended December 31, 2016, based on megawatts (MWs) of energy capacity installed, as well as developing new relationships with other leading industry OEMs. We expect to be presented with opportunities to expand our existing relationships and develop new relationships with industry OEMs as they seek to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. In January 2017, we extended the term of our existing China supply agreement with Vestas Wind Systems A/S (Vestas) and also amended our existing Turkey supply agreement with Vestas. In March 2017, we entered into a long-term agreement with Gamesa Wind US LLC, who merged with Siemens’ Wind Power in April 2017, (Siemens Gamesa) to supply wind blades from one of our manufacturing facilities in Izmir, Turkey. In April 2017, we entered into a multiyear supply agreement with Vestas to supply wind blades from a new manufacturing facility in Matamoros, Mexico, which we expect to commence operations in the second half of 2018. In August 2017, we entered into a multiyear supply agreement with Senvion S.A. (Senvion) to supply wind blades from our Taicang Port, China facility. We expect to commence operations for Senvion in the first half of 2018. In March and May 2017, General Electric International, Inc. and its affiliates (GE Wind) announced that they had decided not to renew or extend the Turkey and Taicang Port, China supply agreements, which both expired on December 31, 2017.

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

•

Continue to drive down costs of wind energy. We continue to work with our customers on larger size wind blade models that maximize the capture of wind energy and drive down the levelized cost of energy (LCOE). We also continue to utilize our advanced technology, regional manufacturing facilities strategically located to cost effectively serve large and growing wind markets and ability to source materials globally at competitive costs to deliver high-performing, composite wind blades. Our collaborative engineering approach and our advanced precision molding and assembly systems allow us to integrate our customer’s design requirements with cost-efficient, replicable and scalable manufacturing processes. We also continue to collaborate with our customers to drive down the cost of materials and production, the benefit of which we typically share with our customers contractually in a manner that reduces LCOE for customers, further strengthens our customer relationships and improves our margins.

•

Expand our transportation business and expand into other strategic markets. We leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market. As the vehicle electrification trend continues, reducing the weight of these vehicles is critical to expanding range and/or providing more room for additional batteries or reducing the number of batteries.   As a result, we believe there is an increasing demand for composites products for electric vehicles. In November 2017, we signed a new, five-year supply agreement with Proterra to supply Proterra Catalyst® composite bus bodies from our existing Rhode Island facility and from a new manufacturing facility in Newton, Iowa, which we expect to commence operations in the first half of 2018. In addition, we believe there is a potential demand in other strategic markets for composites as to replace aluminum or other more expensive composite materials such as carbon.

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

Wind Blade Manufacturing Operations and Process

We have developed significant expertise in advanced composite technology and use high performance composite materials, precision molding and assembly systems including modular tooling, and advanced process technology, as well as sophisticated measurement, inspection, testing and quality assurance tools, allowing us to produce over 38,000 wind blades since 2001 with an excellent field performance record in a market where reliability is critical to our customers’ success. We manufacture or have manufactured wind blades ranging from 30 meters to over 65 meters across our global facilities, and have the capability to manufacture wind blades of greater lengths at all of our advanced manufacturing facilities as required by existing or new customers. In combination with our advanced technologies, we seek to create manufacturing processes that are replicable and scalable in our manufacturing facilities located worldwide, regardless of cultural or language barriers. Our integrated manufacturing process, the TPI Integrated Production System (TIPS) allows us to customize each manufacturing step, from raw materials to finished products. TIPS also allows us to systematically design for the entire manufacturing process so that we can achieve better quality control and increase production efficiencies. We believe that our focus on simplifying and, where feasible, automating production processes is critical to manufacturing high-precision, lightweight and durable products at a reasonable cost to our customers. We produce high unit volumes of near-aerospace grade products at industrial costs.

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

Precision Molding and Assembly Systems

Over the last decade, we have produced hundreds of precision molding and assembly systems, ranging from 30 meters to over 65 meters in length, to support our global operations. We began these operations in our tooling technology center in Warren, Rhode Island. In 2013, we expanded our precision molding and assembly system production capabilities to a facility in Taicang City, China, which serves customers around the globe. While capable of cost-effectively delivering precision molding and assembly systems across all of our facilities, our Rhode Island tooling technology center primarily serves the North American market. Our precision molding and assembly systems have been used to build tens of thousands of wind blades worldwide.

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

We have developed a highly dependable method for making high-quality wind blades. In conjunction with our TIPS process, we design our proprietary manufacturing processes to be replicable, scalable and transferable to each of our advanced manufacturing facilities worldwide. As a result, we can repeatedly move a product from its design phase to volume production while maintaining quality, even in developing regions of the world. Similarly, we have developed the manual portions of our manufacturing processes based on proven technologies and production methods that can be learned and implemented rapidly by line personnel. We focus on consistency and quality control across our facilities, using hands-on training methods and employing repeatable manufacturing processes.

We use an advanced form of vacuum-assisted resin transfer tooling process to pull liquid resin into a dry lay-up, resulting in light, strong, and reliable composite structures. In our manufacturing process, fiber reinforcements and core materials are laid up in a mold while dry, followed by a vacuum bag that is placed over the layup and sealed to the mold. The wind blade component is then placed under vacuum. The resin is introduced into the wind blade component via resin inlet ports and then distributed through the reinforcement and core materials via a flow medium and a series of channels, saturating the wind blade component. The vacuum removes air and gases during processing, thereby eliminating voids. Pressure differentials drive resin uniformly throughout the wind blade component, providing a consistent laminate. By using a variety of reinforcement and core materials, the structural characteristics of the wind blade can be highly engineered to suit the custom specifications of our customers. Although only occasionally required by our customers, we are also capable of employing additional composite fabrication processes, such as pre-impregnated laminates, in addition to our vacuum infusion process.

Wind Blade Long-Term Supply Agreements

Our current wind blade customers, which include GE Wind, Vestas, Siemens Gamesa, Nordex Acciona and Senvion, are some of the world’s largest wind turbine manufacturers. According to data from MAKE, our customers represented approximately 45% of the global onshore wind energy market, approximately 68% of that market excluding China, and 99.8% of the U.S. onshore wind turbine market over the three years ended December 31, 2016, based on MWs of energy capacity installed. In our collaborative dedicated supplier model, our customers are incentivized to maximize the volume of wind blades purchased through lower pricing at higher purchase volumes. As of March 7, 2018, our existing wind blade supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.9 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $4.3 billion through the end of 2023, which we believe provides us with significant future revenue visibility and helps to insulate us from potential short-term fluctuations or legislative changes in any one market. Although in some instances our supply agreements contain liquidated damages provisions in the event of late delivery, we generally do not bear the responsibility for transportation costs in connection with the delivery of our wind blades.

GE Wind

In 2007, we entered into a supply agreement to build a facility and manufacture wind blades for GE Wind in Taicang Port, China. Later in 2007, we entered into a similar agreement to build a facility and manufacture wind blades in Newton, Iowa. Based on the success of these manufacturing arrangements, we were able to expand our customer relationship with GE Wind through additional supply agreements for a manufacturing facility in Turkey and two manufacturing facilities in Mexico which commenced operations in 2011, 2013 and 2016, respectively. Each of our supply agreements with GE Wind provide for a minimum number of wind blade sets to be purchased by GE Wind each year during the term, the schedule for which is established at the outset of the agreement. In return, we commit to dedicate a specific number of manufacturing lines to GE Wind for each of the years under the supply agreements. Additionally, we create model-specific tooling for GE Wind. For the year ended December 31, 2017, we recorded sales under these supply agreements with GE Wind of $413.2 million, $187.3 million of which was for the portion of 2017 that GE Wind was considered a related party. In March and May 2017, GE Wind announced that they had decided not to renew or extend the Turkey and Taicang Port, China supply agreements, which both expired on December 31, 2017. Unless otherwise terminated or renewed, our supply agreements with GE Wind are in effect until the end of 2020 for our Iowa and two Mexico facilities. GE Wind may terminate the Iowa agreement for 2020 early upon providing us with 365 days’ advance written notice, or with no advance notice with respect to our Mexico supply agreements, and paying us termination fees as set forth in the applicable agreement. In addition, either party may terminate these supply agreements upon a material breach by the other party which goes uncured for 30 days after written notice has been provided.

In April 2017, General Electric Company (GE) completed its acquisition of LM Wind Power (LM), our largest competitor. We expect that GE Wind will utilize LM for a substantial percentage of its wind blade production in the future, reduce the volumes of wind blades it purchases from us or not extend any of our supply agreements beyond 2020, which may materially harm our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Wind Blade Business—GE’s acquisition of LM Wind Power, our largest competitor, may materially harm our business, financial condition and results of operations and may cause the price of our common stock to decline” included in Part I, Item 1A of this Annual Report on Form 10-K for further discuss on the GE’s acquisition of LM and its potential effects on us.

See Note 3 – Related Party Transactions of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our related party transactions with GE Wind.

Other Long-Term Supply Agreements

We have entered into other long-term supply agreements in China, Mexico and Turkey. Under all but one of these agreements, we agree to dedicate capacity for a set number of wind blades for each calendar year during the term of the agreement in exchange for commitments to purchase minimum annual volumes of wind blade sets. Unless otherwise terminated, these supply agreements generally remain in effect for a period of five years and either party may terminate their respective supply agreements upon a material breach by the other party which goes uncured. Some of these supply agreements contain provisions that allow for our customers to purchase less volume in later years of these supply agreements, reduce the number of dedicated manufacturing lines or to terminate the supply agreement upon notice for reasons such as our failure to deliver the contracted wind blade volumes or our failure to meet certain mutually agreed upon cost reduction targets. See “Risk Factors—Risks Related to Our Wind Blade Business—Our long-term supply agreements with our customers are subject to termination on short notice and our failure to perform our obligations under such agreements, and termination of a significant number of these agreements would materially harm our business” included in Part I, Item 1A of this Annual Report on Form 10-K.

Research and Development

We have a long history of developing composite products as well as the development of new and advanced materials, tooling, manufacturing processes and inspection methods. Our knowledge and experience of composite materials and manufacturing originates with our predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance recreational sail and powerboats along with a wide range of composite structures used in other industrial applications. Leveraging our knowledge and experience, we realized the opportunity to specialize in wind energy and other industrial end-markets where there was a demand for high precision composite manufacturing capabilities.

We conduct extensive research and development in close collaboration with our customers on the design, development and deployment of innovative manufacturing processes, including automation, advanced materials and sophisticated product quality inspection tools. We have partnered with the U.S. Department of Energy (DOE), government laboratories, universities and our customers to innovate through cost sharing Advanced Manufacturing Innovation Initiative programs. In 2015, we received a $3.0 million award from the DOE’s Office of Energy Efficiency & Renewable Energy to lead a team of industry and academic participants to design, develop and demonstrate an ultra-light composite vehicle door for high volume manufacturing production in conjunction with other industry and university participants. In February 2018, we entered into an agreement with Navistar, Inc. (Navistar) to design and develop a Class 8 truck comprised of a composite tractor, trailer and frame rails. This collaborative development project is being entered into in connection with Navistar’s recent award under the DOE’s Super Truck II investment program, which is designed to promote fuel efficiency in commercial vehicles.  Incorporating composite materials into a Class 8 truck offers multiple potential performance and efficiency advantages compared to traditional metals in terms of weight savings, reduced part counts, and non-corrosion.

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

For financial statement purposes, research and development performed at our manufacturing facilities is reflected in cost of goods sold in our consolidated income statements.  All other research and development performed is reflected in general and administrative expenses in our consolidated income statements.

Competition

The wind blade market is highly concentrated, competitive and subject to evolving customer needs and expectations. In April 2017, GE Wind, our largest customer, completed its acquisition of LM, our largest competitor. We also compete primarily with other independent wind blade manufacturers, such as Tecsis GmbH, Sinoma Science & Technology Co. Ltd., Shanghai Aeolon Wind Energy Technology Development (Group) Co., Ltd., Aeris Industria E Comercio De Equipamentos Para Geracao De Energia S.A. and ZhongFu Lianzhong Composites Group Co., Ltd., as well as regional wind blade suppliers in geographic areas where our current or prospective manufacturing facilities are located.

We also compete with, and in a number of cases supplement, vertically integrated wind turbine OEMs that manufacture their wind blades. We believe that a number of other established companies are manufacturing wind blades that will compete directly with our offerings, and some of our competitors, including LM, Tecsis GmbH, Sinoma Science & Technology Co. Ltd., Aeris Industria E Comercio De Equipamentos Para Geracao De Energia S.A. and ZhongFu Lianzhong Composites Group Co., Ltd. may have significant financial and institutional resources.

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

Transportation Products

We seek to create additional recurring revenue opportunities through the supply of other composite structures outside the wind energy market. We believe larger scale and higher volume transportation products, including buses, trucks, electric vehicles and high performance automotive products, are ideally suited for our advanced composite technology because of the benefits derived from weight reduction, corrosion resistance, strength and durability. These benefits should allow us to develop structural composite solutions to assist our customers in developing electric vehicles as well as buses with clean propulsion systems or in meeting new and developing fuel economy standards including the 2025 U.S. Government Corporate Average Fuel Economy standards that are pushing automakers to develop lighter, more fuel efficient vehicles with lower emissions. President Trump, however, issued an executive order in March 2017 requiring the U.S. Environmental Protection Agency (EPA) to review the implementation timing and mileage targets of these standards. In February 2018, we entered into an agreement with Navistar to design and develop a Class 8 truck comprised of a composite tractor, trailer and frame rails. This collaborative development project is being entered into in connection with Navistar’s recent award under the DOE’s Super Truck II investment program, which is designed to promote fuel efficiency in commercial vehicles.  Incorporating composite materials into a Class 8 truck offers multiple potential performance and efficiency advantages compared to traditional metals in terms of weight savings, reduced part counts, and non-corrosion. In 2015, we received a $3.0 million award from the DOE’s Office of Energy Efficiency & Renewable Energy to design, develop and demonstrate an ultra-light composite vehicle door for high volume manufacturing production in conjunction with various other industry and university participants.

In addition, by producing a range of composite structures, we are able to leverage the materials and manufacturing process technology and expertise developed through one project to maximize production quality, improve performance and minimize costs across our other manufacturing efforts, including our wind blade business. Our projects for customers in the transportation market have historically generated project-related revenues for a specific duration. We intend to seek collaborations with additional customers in these markets that will provide recurring project revenue and business opportunities for us, in addition to the opportunities provided by our existing customers and relationships, and increase our overall profitability over the long term. In January 2017, we signed a short-term supply agreement with Proterra Inc. to supply composite bus bodies for Proterra’s Catalyst® zero-emission electric buses from our existing Rhode Island facility.  In November 2017, we signed a new, five-year supply agreement with Proterra to supply Proterra’s Catalyst® composite bus bodies from our existing Rhode Island facility and from a new manufacturing facility in Newton, Iowa, which we expect to commence operations in the first half of 2018.

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

Backlog

As of December 31, 2017 and 2016, the backlog for our wind blades and related products totaled $555.8 million and $567.3 million, respectively. Our backlog includes purchase orders issued in connection with our long-term supply agreements. We generally record a purchase order into backlog when the following requirements have been met: a signed long-term supply agreement has been executed with our customer, a purchase order has been issued by our customer and we expect to ship wind blades to such customer in satisfaction of any purchase order within 12 months. Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period.

Regulation

Wind Energy

Our operations are subject to various foreign, federal, state and local regulations related to environmental protection, health and safety, labor relationships, general business practices and other matters. These regulations are administered by various foreign, federal, state and local environmental agencies and authorities, including the EPA, the Occupational Safety and Health Administration of the U.S. Department of Labor and comparable agencies in China, Mexico and Turkey. In addition, our manufacturing operations in China, Mexico and Turkey are subject to those countries’ wage and price controls, currency exchange control regulations, investment and tax laws, laws restricting our ability to repatriate profits, trade restrictions and laws that may restrict foreign investment in certain industries. Some of these laws have only been recently adopted or are subject to further rulemaking or interpretation, and their impact on our operations, including the cost of complying with these laws, is uncertain. We maintain a policy of adhering to the laws of the United States or the country in which our manufacturing facility is located, whichever is stricter, and believe that our operations currently comply, in all material respects, with applicable laws and regulations. Further, as a U.S. corporation, we and our subsidiaries are subject to The Foreign Corrupt Practices Act of 1977 (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business.

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

In August 2015, the EPA announced a final rule adopted pursuant to the Clean Air Act, known as the Clean Power Plan, which establishes national standards for states to reduce carbon emissions from power plants. Specifically, the Clean Power Plan requires states to reduce carbon emissions from power plants 32% below 2005 levels by 2030. The Clean Power Plan also provides for interim state-level compliance reduction targets beginning in 2022 through 2030 based on individualized targets for each of the states utilizing 2012 historical carbon emissions data and three building blocks for emissions reduction including: increasing generation from new zero-emitting renewable energy sources such as wind. In February 2016, the U.S. Supreme Court issued a stay of the EPA’s implementation of the Clean Power Plan until the D.C. Circuit of the United States Court of Appeals decides upon the merits of multiple lawsuits challenging the legality of the Clean Power Plan. In March 2017, President Trump signed an executive order that requires, among other things, that the EPA review the Clean Power Plan and publish a rule to either suspend, revise or rescind it.

At the state level, as of December 31, 2017, 29 states and the District of Columbia have implemented renewable portfolio standard (RPS) programs that generally require that, by a specified date, a certain percentage of a utility’s electricity supplied to consumers within such state is to be from renewable sources (ranging from 10% to 100% by 2018 to 2045).

In addition, there are also increasing regulatory efforts to promote renewable power. China is implementing its 13th 5-Year Plan with a goal of 15% total primary energy from non-fossil fuel sources and targeting 210 gigawatts (GWs) of grid-connected wind capacity by 2020 according to its National Development and Reform Commission, and employs preferential feed-in tariff schemes, in addition to local tax-based incentives. Mexico has established strict targets, aiming for 35% renewable energy by 2024 and 50% by 2050, according to MAKE, which it is facilitating through tax incentives. Large European Union members have renewable energy targets for 2020 of between 13% and 49% of all energy use derived from renewable energy sources, according to MAKE. Additionally, Turkey enacted Law No. 5346 in 2005 to promote renewable-based electricity generation within their domestic electricity market by introducing tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers. The World Bank also provided Turkey with an aggregate of $600 million of loan proceeds to encourage investors to construct generation plants with renewable energy resources.

Employees

As of December 31, 2017, we employed over 7,700 full-time employees, approximately 1,310 of whom were located in the United States, 2,120 in China, 2,690 in Mexico and 1,630 in Turkey. Certain of our employees in Turkey are represented by a labor union. We believe that our relations with our employees are good.

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

Executive Officers

The following table sets forth certain information regarding our Executive Officers as of February 28, 2018:

Name	Age	Position
Steven C. Lockard	56	President, Chief Executive Officer and Director
Joseph G. Kishkill	53	Chief Commercial Officer
Mark R. McFeely	45	Chief Operating Officer
William E. Siwek	55	Chief Financial Officer
Thomas J. Castle	46	Senior Vice President—North American Wind Operations and Global Operational Excellence
Steven G. Fishbach	48	General Counsel and Secretary

Steven C. Lockard. Mr. Lockard became our President and Chief Executive Officer in 2004 and has served as a member of our board of directors since 2004. Prior to joining us in 1999, Mr. Lockard was Vice President of Satloc, Inc., a supplier of precision GPS equipment, from 1997 to 1999. Prior to that, Mr. Lockard was Vice President of marketing and business development and a founding officer of ADFlex Solutions, Inc., a NASDAQ-listed international manufacturer of interconnect products for the electronics industry, from 1993 to 1997. Prior to that, Mr. Lockard held several marketing and management positions including Business Unit Manager, Corporate Market Development Manager and Marketing/Applications Engineer at Rogers Corporation from 1982 to 1993. Mr. Lockard serves on the board of and is co-chair of the policy committee for the American Wind Energy Association. Mr. Lockard holds a B.S. degree in Electrical Engineering from Arizona State University.

Joseph G. Kishkill. Mr. Kishkill joined us as our Chief Commercial Officer in August 2017. Prior to joining us, Mr. Kishkill provided general consulting services to various clients in the solar and oil and gas industries from July 2016 to July 2017. Prior to that, Mr. Kishkill served as President, International of First Solar, Inc. from July 2015 until June 2016, and as Chief Commercial Officer from August 2013 to June 2015, where he had responsibility for global business development, sales and international public affairs. Prior to joining First Solar, Inc., Mr. Kishkill was President, Eastern Hemisphere Operations, for Exterran Energy Solutions, L.P. and Senior Vice President of Exterran Holdings, Inc., a global provider of natural gas, petroleum and water treatment production services from 2009 to 2013. Prior to that, he led Exterran’s business in the Latin America region. Prior to joining Exterran’s predecessor company in 2002, Mr. Kishkill held positions of increasing responsibility with Enron Corporation from 1990 to 2001, advancing to Chief Executive Officer for South America. Mr. Kishkill holds an M.B.A. degree from the Harvard Graduate School of Business Administration and a B.S. degree in Electrical Engineering from Brown University.

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

William E. Siwek. Mr. Siwek joined us as our Chief Financial Officer in August 2013. Prior to joining us, Mr. Siwek previously served as the Chief Financial Officer for T.W. Lewis Company, an Arizona-based real estate investment company, from September 2012 to September 2013. From May 2010 until September 2012, he was an independent consultant assisting companies in the real estate, construction, insurance and renewable energy industries. Prior to that, Mr. Siwek was Executive Vice President and Chief Financial Officer of Talisker Mountain, Inc., from January 2009 to April 2010. Prior to that, he was President and Chief Financial Officer of the Lyle Anderson Company from December 2002 to December 2008. Prior to that, Mr. Siwek spent 18 years, from September 1984 to May 2002, with Arthur Andersen where he became a Partner in both Audit and Business

Consulting Divisions. Mr. Siwek holds B.S. degrees in Accounting and Economics from University of Redlands and is a Certified Public Accountant.

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

Steven G. Fishbach. Mr. Fishbach has served as our General Counsel since January 2015. Prior to joining us, Mr. Fishbach served as Deputy General Counsel of Global Cash Access Holdings, Inc. from 2011 to 2015 and Associate General Counsel from 2009 to 2011. Prior to that, Mr. Fishbach served in various senior roles in the legal department of Fidelity National Information Services, Inc./eFunds Corporation from 2005 to 2008. Mr. Fishbach also practiced corporate and securities law at Squire Sanders (now Squire Patton Boggs) from 2000 to 2005. Mr. Fishbach holds a B.A. degree in American Studies from Georgetown University and a J.D. degree from William & Mary Law School.

Item 1A. Risk Factors

You should carefully consider the following risk factors. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition, growth prospects and cash flows could suffer significantly. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

Risks Related to Our Wind Blade Business

A significant portion of our business is derived from a small number of customers, and one wind blade customer in particular, therefore any loss of or reduction in purchase orders, failure of these customers to fulfill their obligations or our failure to secure long-term supply agreement renewals from these customers could materially harm our business.

Substantially all of our revenues are derived from four wind blade customers. One customer, GE Wind, accounted for 44.4%, 50.3% and 53.3% of our total net sales for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, three customers, Vestas, Nordex Acciona and Siemens Gamesa accounted for 28.5%, 16.6% and 9.0% of our net sales for the year ended December 31, 2017, respectively, and 20.1%, 17.5% and 10.8% of our net sales for the year ended December 31, 2016, respectively. Additionally, two customers, Nordex Acciona and Siemens Gamesa accounted for 26.5% and 10.3% of our net sales for the year ended December 31, 2015, respectively. Accordingly, we are substantially dependent on continued business from our current wind blade customers, and GE Wind in particular. In March and May 2017, GE Wind announced that they had decided not to renew or extend the Turkey and Taicang Port, China supply agreements, which both expired on December 31, 2017. GE Wind and other customers may not continue to purchase wind blades from us at similar volumes or on as favorable terms in the future. See “GE’s acquisition of LM Wind Power, our largest competitor, may materially harm our business, financial condition and results of operations and may cause the price of our common stock to decline.” If GE Wind or one or more of our other wind blade customers were to reduce or delay wind blade orders, file for bankruptcy or become insolvent, fail to pay amounts due or satisfactorily perform their respective contractual obligations with us or otherwise terminate or fail to renew their long-term supply agreements with us, our business, financial condition and results of operations could be materially harmed.

Defects in materials and workmanship or wind blade failures could harm our reputation, expose us to product warranty or other liability claims, decrease demand for our wind blades, or materially harm existing or prospective customer relationships.

Defects in our wind blades, whether caused by a design, engineering, materials, manufacturing or component failure or deficiencies in our manufacturing processes, are unpredictable and an inherent risk in manufacturing technically advanced products. Under our supply agreements, we warranty the materials and workmanship of our wind blades while our customers are responsible for the fitness of use and design of the wind blades. We have, in the past, experienced wind blade testing failures and defects at some of our facilities during the startup manufacturing phase of new products, and we may experience failures or defects in the future. We have also experienced wind blade failures in the field. Any such customer qualification and wind blade testing failures or other product defects in the future could materially harm our existing and prospective customer relationships. Specifically, negative publicity about the quality of our wind blades or defects in the wind blades supplied to our customers could result in a reduction in wind blade orders, increased warranty claims, product liability claims and other damages or termination of our long-term supply agreements or business relationships with current or new customers. In addition, we have recently started wind blade production at new facilities in Turkey and Mexico which may expose us to greater risk of warranty claims as these facilities ramp up to serial production levels.

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

We dedicate most of the capacity of our current wind blade manufacturing facilities to existing customers and, as a result, we may need to build additional manufacturing capacity or facilities to serve the needs of new customers or expanded needs of existing customers. Since the third quarter of 2016, we have commenced operations at two new manufacturing facilities in Mexico and one in Turkey. We also have signed a lease for a new manufacturing facility in Matamoros, Mexico, and expect to commence operations in the second half of 2018. The construction of new plants and the expansion of existing plants involves significant time, cost and other risks. We expect our plants to generate losses in their first 12 to 24 months of operations related to production startup costs. Additionally, numerous factors can contribute, and have in the past contributed, to delays or difficulties in the startup of, or the adoption of our manufacturing lines to produce larger wind blade models, which we refer to as model transitions, in our manufacturing facilities, including permitting, construction or renovation delays, the engineering and fabrication of specialized equipment, the modification of our general production know-how and customer-specific manufacturing processes to address the specific wind blades to be tested and built, changing and evolving customer specifications and expectations and the hiring and training of plant personnel. If our production or the delivery by any third-party suppliers of any custom equipment is delayed, the construction or renovation of the facility, or the addition of the production line would be delayed. Any delays or difficulties in plant startup or expansion may result in cost overruns, production delays, contractual penalties, loss of revenues and impairment of customer relationships, which could materially harm our business, financial condition and results of operations.

Some of our long-term supply agreements with our customers are subject to early termination and our failure to perform our obligations under these agreements or the termination of these agreements would materially harm our business, financial condition and results of operation.

Our current long-term supply agreements expire between the end of 2018 and the end of 2023. Some of our long-term supply agreements contain provisions that allow for the early termination of these agreements upon the customer providing us with advance written notice and paying an early termination fee.  Additionally, our long-term supply agreements contain provisions allowing our customers to terminate these agreements upon our failure to deliver the contracted wind blade volumes or our failure to meet certain mutually agreed upon cost reductions. Our customers may not continue to maintain long-term supply agreements with us in the future. If one or more of our customers terminate or fail to renew their long-term supply agreements with us, it would materially harm our business, financial condition and results of operations.

Our long-term supply agreements and our backlog are subject to reduction within contractual parameters and we may not realize all of the expected revenue.

Our current long-term wind blade supply agreements generally establish annual purchase requirements on which we rely for our future production and financial forecasts. However, the timing and volume of purchases, within certain parameters, may be subject to change by our customers.  In addition, the amount of the annual purchase requirements typically decline in the later years of our long-term supply agreements. In some instances, our customers have the contractual right to require us to reduce the number of manufacturing lines committed to them and correspondingly reduce their minimum annual purchase requirements. Additionally, our minimum annual purchase commitments could potentially understate the forecasted net sales that we are likely to generate in a given period or periods if all of our long-term supply agreements remain in place and pricing remains materially unchanged. Such minimum annual purchase requirements could also potentially overstate the forecasted net sales that we are likely to generate in a given period or periods if one or more of our long-term supply agreements were to be terminated by our customers for any reason. As a result, we may not realize the forecasted net sales we expect under our long-term supply agreements or pursuant to our backlog, which we define as the value of purchase orders received less the revenue recognized to date on those purchase orders. In addition, fulfillment of our backlog may not result in profits.

GE’s acquisition of LM Wind Power, our largest competitor, may materially harm our business, financial condition and results of operations and may cause the price of our common stock to decline.

In April 2017, GE completed its acquisition of LM Wind Power, our largest competitor. By the end of 2016, we had entered into five supply agreements with GE Wind providing for the supply of wind blades from our Iowa facility; two Juárez, Mexico facilities; our original Turkey facility; and our Taicang Port, China facility. In October 2016, we entered into (i) an amended and restated supply agreement for the continued supply of wind blades from our Iowa facility through December 31, 2020, (ii)  an amendment to our existing supply agreement for the continued supply of wind blades from our original Juárez, Mexico facility through December 31, 2020 and (iii) a new supply agreement with GE Wind for the supply of incremental wind blades from our second manufacturing facility in Juárez, Mexico through December 31, 2020. GE Wind elected not to renew or extend the Turkey and Taicang Port, China supply agreements, which both expired on December 31, 2017. We expect that GE Wind will utilize LM for a substantial percentage of its wind blade production in the future. As such, GE Wind may not continue to purchase wind blades from us at similar volumes or on as favorable terms in the future. GE Wind may terminate the Iowa agreement for 2020 early upon providing us with 365 days’ advance written notice, or with no advance notice with respect to our Mexico supply agreements, and paying us termination fees as set forth in the applicable agreement. In addition, either party may terminate these supply agreements upon a material breach by the other party which goes uncured for 30 days after written notice has been provided. If GE Wind elects to utilize LM for more of its wind blade production, reduce the volumes of wind blades it purchases from us or terminates any of our supply agreements, it may materially harm our business, financial condition and results of operations.

Our wind turbine OEM customers are facing increasing competition and pricing pressure due to the increasing prevalence of auction-based tenders in wind energy markets, and correspondingly our margins and results of operations may be adversely affected.

Many governments are shifting from feed-in tariffs to auction-based tenders as a means of promoting the development and growth of renewable energy sources such as wind energy.  As a result of this shift, our wind turbine OEM customers have recently begun to experience intense pricing pressure with respect to the sale of their turbines. As a result of this pricing pressure, we will be required to further reduce the manufacturing cost of our wind blades to remain competitive.  We typically share the benefit of cost reductions related to manufacturing our wind blades with our customers pursuant to the terms of our long-term supply agreements.  If these pricing pressures continue, we may choose to reduce our margins or pass on the savings obtained from manufacturing cost reductions to our OEM customers to remain competitive, each of which may materially harm our business, financial condition and results of operations.

We operate in an industry characterized by changing customer demands and associated transition costs, which could materially harm our business.

The wind energy industry is competitive and is characterized by evolving customer demands. As a result, we must adapt quickly to customer requests for changes to wind blade specifications, which increases our costs and can provide periods of reduced revenue and margins. For instance, in 2015 in order to satisfy GE Wind’s need for bigger wind turbines with larger wind blades, at GE Wind’s request, we implemented model transitions at our U.S., China, Mexico and Turkey facilities, resulting in unplanned delays in wind blade production and associated transition costs at each of these facilities. We currently expect to have a significant number of manufacturing lines in transition during 2018 which we expect will lower our revenue growth in that year. We are generally able to share transition costs with the customer in connection with these changing customer demands, but any sharing is the subject of negotiation and the amount is not always contractually defined. If we do not receive transition payments from our customers sufficient to cover our transition costs or lost margins, our business, financial condition and results of operations could be materially harmed.

The concentration of customers in our wind business could enable one or more of our customers to attempt to substantially influence our policies, business and affairs going forward.

Our dependence on five wind blade customers for substantially all of our revenues could encourage these customers to attempt to impose new or additional requirements on us that reduce the profitability of our long-term supply agreements with them or otherwise influence our policies, choice of and arrangements with raw material suppliers and other aspects of our business. Our customers could also attempt to influence the outcome of a corporate transaction if the transaction benefits a customer’s competitor or is otherwise perceived as not advantageous to a customer, which could have the effect of delaying, deterring, or preventing a transaction that could benefit us. In addition, consolidation of some of our customers may result in increased customer concentration and the potential loss of customers. For example, GE Wind acquired Alstom S.A.’s power business in 2015, Nordex completed its acquisition of Acciona in April 2016 and Gamesa completed the merger of Siemens’ Wind Power with Gamesa in April 2017. Although we are not constrained by any exclusivity agreements with any of our existing wind blade customers, they may resist our development of new customer relationships, which could affect our relationships with them or our ability to secure new customers.

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

Our revenues, business prospects and growth strategy heavily depend on the continued growth of the wind industry and our customers’ continuing demand for our wind blades. Customer demand could decrease from anticipated levels due to numerous factors outside of our control that may affect the development of the wind energy market generally, portions of the market or individual wind project developments, including:

•	general economic conditions;
•	the general availability and demand for electricity;
•	wind energy market volatility;
•	cost-effectiveness, availability and reliability of alternative sources of energy and competing methods of producing electricity, including solar and non-renewable sources such as natural gas;
•	foreign, federal and state governmental subsidies and tax or regulatory policies;
•	the availability of financing for wind development projects;
•	the development of electrical transmission infrastructure and the ability to implement a proper grid connection for wind development projects;
•	foreign, federal and state laws and regulations regarding avian protection plans, noise or turbine setback requirements and other environmental laws and regulations;
•	administrative and legal challenges to proposed wind development projects; and
•	public perception and localized community responses to wind energy projects.

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

Changes in our customers’ business focus could significantly reduce their demand for wind blades. For instance, GE, the parent corporation of GE Wind, is a highly diversified company that operates in a number of different industries and could decide to devote more resources to operations outside of wind energy or cease selling wind turbines altogether. In addition, we expect that GE Wind will utilize LM for a substantial percentage of its wind blade production in the future. If any of our customers change their business focus, including a strategic shift to insource a material portion of its wind blade production requirements, it could materially harm our business and results of operations.

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

We currently operate manufacturing facilities in the United States, China, Mexico and Turkey, and we intend to further expand our operations worldwide to meet customer demand. Since the third quarter of 2016, we have commenced operations at two new manufacturing facilities in Mexico and one in Turkey.  We also have signed a lease to for a new manufacturing facility in Matamoros, Mexico, and expect to commence operations in the second half of 2018. In January 2018, we also signed a lease for a new manufacturing facility in Newton, Iowa, and expect to commence operations in the first half of 2018. For the years ended December 31, 2017, 2016 and 2015, 80%, 75% and 74%, respectively, of our net sales were derived from our international operations and we expect that a substantial portion of our projected revenue growth will be derived from those operations. Our overall success depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. The global nature of our operations is subject to a variety of risks, including:

•	difficulties in staffing and managing multiple international locations;
•	increased exposure to foreign currency exchange rate risk or currency exchange controls imposed by foreign countries;
•	the risk of import, export and transportation regulations and tariffs on foreign trade and investment, including boycotts and embargoes;
•	taxation and revenue policies or other restrictions, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes;
•	the imposition of, or rapid or unexpected adverse changes in, foreign laws, regulatory requirements or trade policies;
•	restrictions on repatriation of earnings or capital or transfers of funds into or out of foreign countries;
•	limited protection for intellectual property rights in some jurisdictions;
•	inability to obtain adequate insurance;

•	difficulty administering internal controls and legal and compliance practices in countries with different cultural norms and business practices;
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

In addition, the locations of our three existing manufacturing facilities in Juárez, Mexico, and our planned manufacturing facility in Matamoros, Mexico, are and have been in the past been subject to violence related to drug trafficking, including kidnappings and killings. This could negatively impact our ability to hire and retain personnel, especially senior U.S. managers, to continue to work at these facilities, or disrupt our operation in other ways, which could materially harm our business.

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

We have developed a global footprint to serve the growing wind energy market worldwide and have wind blade manufacturing facilities in the United States, China, Mexico and Turkey. Although a majority of our manufacturing facilities are located outside of the United States, historically more than half of the wind blades that we produced were deployed in wind farms located within the United States. Our Iowa and Mexico manufacturing facilities manufacture wind blades that are generally deployed within the United States. In addition, we export wind blades from our China manufacturing facilities to the United States. Demand for wind energy and our wind blades in the United States could be adversely affected by a variety of reasons and factors, and any downturn in demand for wind energy and our wind blades in the United States could materially harm our business.

We may not achieve the long-term growth we anticipate if wind turbine OEMs do not continue to shift from in-house production of wind blades to outsourced wind blade suppliers and if we do not expand our customer relationships and add new customers.

Many wind turbine OEMs rely on in-house production of wind blades for some or all of their wind turbines. Our growth strategy depends in large part on the continued expansion of our relationships with our current wind blade customers, and the addition of new key customers. The majority of our customers possess the financial, engineering and technical capabilities to produce their own wind blades and many source wind blades from multiple suppliers. Our existing customers may not expand their wind energy operations or, if they do, they may not choose us to supply them with new or additional quantities of wind blades. Our collaborative dedicated supplier model for the manufacture of wind blades is a significant departure from traditional vertically integrated methods. As is typical for rapidly evolving industries, customer demand for new business models is highly uncertain. For instance, although we have entered into long-term supply agreements with three customers, Vestas, Siemens Gamesa (Gamesa merged with Siemens’ Wind Power in April 2017) and Nordex Acciona (Nordex acquired Acciona in April 2016), that also produce wind blades for their wind turbines in-house, we may not be able to maintain these customer relationships or enter into similar arrangements with new customers that produce wind blades in-house in the future. In addition, although GE Wind has historically outsourced all of their wind blade production requirements, we expect that GE Wind will utilize LM for a substantial percentage of its wind blade production in the future. Our business and growth strategies depend in large part on the continuation of the trend toward outsourcing manufacturing. If that trend does not continue or we are unsuccessful in persuading wind turbine OEMs to shift from in-house production to the outsourcing of their wind blade manufacturing, we may not achieve the long-term growth we anticipate and our market share could be limited.

A drop in the price of energy sources other than wind energy, or our inability to deliver wind blades that compete with the price of other energy sources, may materially harm our business, financial condition and results of operations.

We believe that our customer’s decision to purchase wind blades is to a significant degree driven by the relative cost of electricity generated by wind turbines compared to the applicable price of electricity from the utility grid and the cost of traditional and other renewable energy sources. Decreases in the prices of electricity from the relevant utility grid or from renewable energy sources other than wind energy, such as solar, would harm the market for wind blades. In particular, a drop in natural gas prices could lessen the appeal of wind-generated electricity. Technological advancements or the construction of a significant number of power generation plants, including nuclear, coal, natural gas or power plants utilizing other renewable energy technologies, government support for other forms of renewable energy or construction of additional electric transmission and distribution lines could reduce the price of electricity produced by competing methods, thereby making the purchase of wind blades less attractive to customers economically. For example, in March 2017, President Trump signed an executive order that is intended to promote the domestic coal industry, which may make the cost of electricity generated from coal more cost competitive. The ability of energy conservation technologies, public initiatives and government incentives to reduce electricity consumption or support other forms of renewable energy could also lead to a reduction in the price of electricity, which would undermine the attractiveness of wind turbines, and, in turn, our wind blades. If prices for electricity generated by wind turbines are not competitive, our business, financial condition and results of operations may be materially harmed.

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

The competitive environment in the wind energy industry may become more challenging in the years ahead, particularly in the event of greater consolidation in the industry, leading to greater market power and “economies of scale” by such market players which translate into being able to offer greater “cost of energy” savings to wind power plant customers. For example, GE completed its acquisition of LM in April 2017 and also acquired Alstom S.A.’s power business in 2015; Nordex completed its acquisition of Acciona in June 2016 and Gamesa merged with Siemens’ Wind Power in April 2017. These transactions or further consolidation in the wind energy industry may have an adverse impact on our business in the future, including, without limitation, reduced demand for our products and services, product innovation, changes in pricing and similar factors, including any competitor’s attempt to duplicate our collaborative dedicated supplier model. Such events could materially harm our business, results of operations, financial condition or prospects.

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

Although the PTC was extended in December 2015 for wind power projects through December 31, 2019, as currently contemplated, the PTC rate is being phased out over the term of the PTC extension. Specifically, as currently contemplated, the PTC will remain at the same rate in effect at the end of 2014 for wind power projects that commence construction by the end of 2016, and thereafter will be reduced by 20% per year in 2017, 2018 and 2019, respectively. The Tax Cuts and Jobs Act (Tax Reform) legislation preserved the PTC, which was a positive outcome for the wind industry. However, while the tax equity market continues to function, Tax Reform has created some near-term uncertainty around the amount of available tax equity financing as financial institutions fully evaluate the impacts of the new tax law.

In 2015, the EPA enacted the Clean Power Plan, which is also intended to promote the growth of renewable energy. However, in February 2016, the U. S. Supreme Court issued a stay of the EPA’s implementation of the Clean Power Plan until the D.C. Circuit of the U.S. Court of Appeals reviews the merits of multiple lawsuits challenging the legality of the Clean Power Plan. If the Clean Power Plan is not successfully implemented, demand for our wind blades may be materially decreased. In addition, in March 2017, President Trump signed an executive order that requires, among other things, that the EPA review the Clean Power Plan and publish a rule to either suspend, revise or rescind it.

In addition, many state governments have adopted measures designed to promote wind energy. For example, according to the American Wind Energy Association (AWEA), at the state level, as of December 31, 2017, 29 states, as well as the District of Columbia, have implemented RPS programs that mandate that a specific percentage of electricity sales in a state come from renewable energy within a specified period. However, RPS programs have been challenged lately and they may not continue going forward. These programs have spurred significant growth in the wind energy industry in the United States and a corresponding increase in the demand for our manufactured wind blades. However, although the U.S. government and several state governments have adopted these various programs that are expected to drive the growth of wind energy, they may approve new or additional programs that might hinder the wind energy industry and therefore negatively impact our business, operating results or financial condition.

China is implementing its 13th 5-Year Plan with a goal of 15% energy from non-fossil fuel sources and targeting 210 GWs of grid-connected wind capacity by 2020, according to its National Development and Reform Commission, and employs preferential feed-in tariff schemes, in addition to local tax-based incentives. Mexico has established strict targets, aiming for 35% renewable energy by 2024 and 50% by 2050, according to MAKE, which it is facilitating through tax incentives. Large European Union members have renewable energy targets for 2020 of between 13% and 49% of all energy use derived from renewable energy sources, according to MAKE. Turkey enacted Law No. 5346 in 2005 to promote renewable-based electricity generation within its domestic electricity market by introducing tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers. The World Bank also provided to Turkey an aggregate of $600 million of loan proceeds to encourage investors to construct generation plants with renewable energy resources. These programs have spurred significant growth in the wind energy industry internationally and a corresponding increase in the demand for our manufactured wind blades. However, although foreign governments have adopted various programs that are expected to drive the growth of wind energy, they may approve new or additional programs going forward that might hinder the wind energy industry and therefore negatively impact our business as a result. For example, foreign governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. They may also favor other forms of energy, including current and new sources of energy such as solar, nuclear and hydropower.

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

Our business may be subject to fluctuations in sales volumes due to adverse weather conditions that could delay the erection of wind turbines, the installation of wind blades and the ability of wind turbines to generate electricity efficiently. Moreover, any remediation efforts we could be required to undertake pursuant to wind blade warranties could be delayed or otherwise adversely impacted by poor weather. Although our customer base and manufacturing footprint is geographically diversified, enduring weather patterns or seasonal variations may impact the expansion of the wind energy industry in certain regions. A resulting reduction or delay in demand for the wind blades we manufacture for our customers could materially harm our business, operating results and financial condition.

Our long-term growth and success is dependent upon retaining our senior management and attracting and retaining qualified personnel.

Our growth and success depends to a significant extent on our ability to attract and retain highly qualified research and development, management, manufacturing, marketing and other key personnel including engineers in our various locations. In addition, we rely heavily on our management team, including Steven C. Lockard, our Chief Executive Officer; Joseph G. Kishkill, our Chief Commercial Officer; Mark R. McFeely, our Chief Operating Officer; William E. Siwek, our Chief Financial Officer; and other senior management. The inability to recruit and retain key personnel or the unexpected loss of key personnel may materially harm our business, operating results and financial condition. Hiring those persons may be especially difficult because of the specialized nature of our business and our international operations. If we cannot attract and retain qualified personnel, or if we lose the services of Messrs. Lockard, Kishkill, McFeely or Siwek, other key members of senior management or other key personnel, our ability to successfully execute our business plan, market and develop our products and serve our customers could be materially and adversely affected. In addition, because of our reliance on our management team, our future success depends, in part, on its ability to identify and develop talent to succeed its senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critical to the successful implementation of our future strategies.

Risks Related to our Transportation Business

Our efforts to expand our transportation business and enter into other strategic markets may not be successful.

While our primary focus has been to manufacture composite wind blades, our strategy is to expand our transportation business and to enter into other strategic markets. The expansion of our transportation business and our entry into other strategic markets will require significant levels of investment. There can be no assurance that our transportation business or other strategic markets will develop as anticipated or that we will have success in any such markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.

We may incur material losses and costs as a result of product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty and product liability claims if our transportation products fail to perform as expected. We may in the future be, required to participate in a recall of these products or the vehicles incorporating our products. If public safety concerns are raised, we may have to participate in a recall even if our products are ultimately found not to be defective. Vehicle manufacturers have experienced increasing recall campaigns in recent years. Our customers may look to us for contribution when faced with recalls and product liability claims. If our customers demand higher warranty-related cost recoveries, or if our transportation products fail to perform as expected, our business, financial condition and results of operations could materially suffer.

We may also be exposed to product liability claims, warranty claims and damage to our reputation if our transportation products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury or property damage. Recalls may also cause us to lose additional business from our customers. Material product defect issues may subject us to recalls of those products and restrictions on bidding on new customer programs.

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

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. For example, our quarterly results have ranged from an operating profit of $23.8 million for the three months ended June 30, 2017 to an operating loss of $2.7 million for the three months ended March 31, 2015. The factors that are likely to cause these variations include:

•	operating and startup costs of new manufacturing facilities;
•	wind blade model transitions;
•	differing quantities of wind blade production;
•	unanticipated contract or project delays or terminations;
•	changes in the costs of raw materials or disruptions in raw material supply;
•	scrap of defective products;
•	warranty expense;
•	availability of qualified personnel;
•	employee wage levels;
•	costs incurred in the expansion of our existing manufacturing capacity;
•	volume reduction requests from our customers pursuant to our customer agreements; and
•	general economic conditions.

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

Since we conduct a significant portion of our operations internationally, our business is subject to foreign currency risks, including currency exchange rate fluctuations. The exchange rates are affected by, among other things, changes in political and economic conditions. For example, an increase in our Turkey sales and operations will result in a larger portion of our net sales and expenditures being denominated in the Euro and Turkish Lira. Significant fluctuations in the exchange rate between the Turkish Lira and the U.S. dollar, the Turkish Lira and the Euro or the Euro and the U.S. dollar may adversely affect our revenue, expenses, as well as the value of our assets and liabilities. Similarly, an increase in our China sales and operations will result in a larger portion of our net sales and expenditures being denominated in Chinese Renminbi. The Chinese government controls the procedures by which the Chinese Renminbi is converted into other currencies, and conversion of the Chinese Renminbi generally requires government consent. As a result, the Chinese Renminbi may not be freely convertible into other currencies at all times. If the Chinese government institutes changes in currency conversion procedures, or imposes restrictions on currency conversion, those actions may materially harm our business, liquidity, financial condition and operating results. In addition, significant fluctuations in the exchange rate between the Chinese Renminbi and U.S. dollars may adversely affect our revenues, expenses as well as the value of our assets and liabilities. However, in Mexico, since all of our net sales and some of our expenditures are denominated in U.S. dollars, an increase in our Mexico sales and operations will result in a larger portion of our cost of goods sold being denominated in the Mexican Peso.  Significant fluctuations in the exchange rate between the Mexican Peso and the U.S. dollar may adversely affect our expenses, as well as the value of our assets and liabilities. To the extent our future revenues and expenses are generated outside of the United States in currencies other than the U.S. dollar, including the Euro, the Turkish Lira, the Chinese Renminbi or Mexican Peso, among others, we will be subject to increased risks relating to foreign currency exchange rate fluctuations which could materially harm our business, financial condition and operating results.

Our manufacturing operations and future growth are dependent upon the availability of capital, which may be insufficient to support our capital expenditures.

Our current wind blade manufacturing activities and future growth will require substantial capital investment. For the years ended December 31, 2017 and 2016, our capital expenditures were $51.0 million and $40.5 million, respectively, including assets acquired under capital lease in 2017 and 2016 of $6.2 million and $10.0 million, respectively. We have recently entered into lease agreements with third parties to lease new manufacturing facilities in Mexico and Iowa. Major projects expected to be undertaken include purchasing equipment for our new manufacturing facilities in Matamoros, Mexico and Newton, Iowa and the expansion of our Dafeng, China and Taicang Port, China facilities. Our ability to grow our business is predicated upon us making significant additional capital investments to expand our existing manufacturing facilities and build and operate new manufacturing facilities in existing and new markets. We generally estimate that the startup of a new six line manufacturing facility requires cash for net operating expenses and working capital of between $25 million to $30 million and additional capital expenditures for machinery and equipment of between $25 million to $30 million. In addition, we estimate our annual maintenance capital expenditures to be between $1.5 million to $2.0 million per facility. We may not have the capital to undertake these capital investments. In addition, our capital expenditures may be significantly higher if our estimates of future capital investments are incorrect and may increase substantially if we are required to undertake actions to comply with new regulatory requirements or compete with new technologies. The cost of some projects may also be affected by foreign exchange rates if any raw materials or other goods must be paid for in foreign currency. We cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financings would not be dilutive to holders of our capital stock. We also cannot assure you that completed capital expenditures will yield the anticipated results. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants, or other restrictions on our business that could impair our operational flexibility, and would require us to fund additional interest expense. If we are unable to obtain sufficient capital at a reasonable cost or at all, we may not be able to expand production sufficiently to take advantage of changes in the marketplace or may be required to delay, reduce or eliminate some or all of our current operations, which could materially harm our business, operating results and financial condition.

As a U.S. corporation with international operations, we are subject to the U.S. Foreign Corrupt Practices Act of 1977, which could impact our ability to compete in certain jurisdictions.

As a U.S. corporation, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We have manufacturing facilities in China, Mexico and Turkey, countries with a fairly high risk of corruption. Those facilities are subject to routine government oversight. In addition, a small number of our raw materials and components suppliers are state-owned in China. Moreover, due to our need to import raw materials across international borders, we also routinely have interactions, directly or indirectly, with customs officials. In many foreign countries, under local custom, businesses engage in practices that may be prohibited by the FCPA or other similar laws and regulations. Additionally, we continue to hire employees around the world as we continue to expand. Although we have recently implemented certain procedures and controls designed to ensure compliance with the FCPA and similar laws, there can be no guarantee that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, have not taken and will not take actions that violate our policies and the FCPA, which could subject us to fines, penalties, disgorgement, and loss of business, harm our reputation and impact our ability to compete in certain jurisdictions. In addition, these laws are complex and far-reaching in nature, and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Moreover, our competitors may not be subject to the FCPA or comparable legislation, which could provide them with a competitive advantage in some jurisdictions.

We may have difficulty making distributions and repatriating earnings from our Chinese manufacturing operations, which may also occur in some of our other locations.

A material portion of our business is conducted in China. As of December 31, 2017, our China operations had unrestricted cash of $46.3 million, most of which will be used to fund our future operations in China. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license contracts and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million. Any inability to make distributions, repatriate earnings or otherwise access funds from our manufacturing operations in China, if and when needed for use outside of China, could materially harm our liquidity and our business.

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

Although we have not experienced an ownership change since 2008, it is possible that future transactions may cause us to undergo one or more ownership changes. After provisionally incorporating the impacts of Tax Reform, we reasonably estimate that as of December 31, 2017, we have U.S. federal NOLs of approximately $51.2 million, state NOLs of approximately $92.6 million and foreign tax credits of approximately $1.7 million. In 2008, we had an “ownership change” and the pre-ownership change NOLs existing at the date of change of $25.6 million were subject to an annual limitation of $4.3 million. As of December 31, 2016, the pre-ownership change NOLs are no longer limited. Certain of these NOLs may be at risk of limitation in the event of a future ownership change.

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

Comprehensive tax reform legislation could adversely affect our business, operating results and financial condition.

On December 22, 2017, President Trump signed into law Tax Reform, which significantly revised U.S. tax law by, among other things, lowering the statutory federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, eliminating certain deductions, imposing a mandatory one-time transition tax on certain accumulated earnings and profits of foreign corporate subsidiaries (the Transition Tax), introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Tax Reform also includes many new provisions, such as changes to bonus depreciation, changes to deductions for executive compensation, interest expense limitations, net operating loss deduction limitations, a tax on global intangible low-taxed income (GILTI) earned by foreign corporate subsidiaries, a base erosion anti-abuse tax (BEAT), and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, are not applicable to us until 2018, and we continue to evaluate the impact of such provisions of Tax Reform.

Our current credit facility with HPS Investment Partners, LLC and Capital One, N.A. contains, and any future loan agreements we may enter into may contain, operating and financial covenants that may restrict our business and financing activities.

We have a $100.0 million amended and restated credit facility (the Restated Credit Facility) with HPS Investment Partners, LLC and Capital One, N.A., consisting of a $75.0 million term loan and a $25.0 million revolving credit facility, respectively, the latter of which includes a $20.0 million letter of credit sub-facility. As of December 31, 2017, the aggregate outstanding balance under the Restated Credit Facility was $74.1 million. The Restated Credit Facility is secured by substantially all of our assets. In addition, from time to time, we enter into various loan, working capital and accounts receivable financing facilities to finance the construction and ongoing operations of our advanced manufacturing facilities and other capital expenditures. The Restated Credit Facility contains various financial covenants and restrictions on our and our operating subsidiaries’ excess cash flows and ability to make capital expenditures, incur additional indebtedness and pay dividends or make distributions on, or repurchase, our stock. The operating and financial restrictions and covenants of the Restated Credit Facility, as well as our other existing and any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to maintain appropriate minimum leverage ratio and fixed charge coverage ratio requirements in the future. A breach of any of these covenants could result in a default under the applicable loan facility, which could cause all of the outstanding indebtedness under such facility to become immediately due and payable by us and/or enable the lender to terminate all commitments to extend further credit. In addition, if we were unable to repay the outstanding indebtedness upon a default, our lenders could proceed against the assets pledged as collateral to secure that indebtedness.

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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our outstanding indebtedness when it becomes due and to meet our other cash needs or to comply with the financial covenants set forth therein. If we are not able to pay our debts as they become due, we could be in default of the Restated Credit Facility or other indebtedness. We might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell assets, it may negatively affect our ability to generate revenues.

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

We are subject to various environmental, health and safety laws, regulations and permit requirements in the jurisdictions in which we operate governing, among other things, health, safety, pollution and protection of the environment and natural resources, the handling and use of hazardous substances, the generation, storage, treatment and disposal of wastes, and the cleanup of any contaminated sites. For example, in December 2017, Iowa’s Occupational Safety and Health Administration initiated an investigation with respect to certain reported cases relating to skin conditions of employees and former employees at our Newton, Iowa manufacturing facility.  This investigation remains pending.

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

Certain of our employees in Turkey, which represented approximately 21% of our workforce as of December 31, 2017, are covered by collective bargaining arrangements.  In May 2016, we entered into a new three-year collective bargaining agreement with certain of our Turkish employees at our first Turkey facility. The new agreement resulted in an average increase in pay of approximately 20% for employees covered by the agreement. In addition, beginning in July 2017, these collective bargaining arrangements also covered similarly situated employees at our second Turkey facility. In March 2018, we entered into a collective bargaining agreement with a labor union for certain of our employees in our Matamoros, Mexico facility. Additionally, our other employees working at other manufacturing facilities may vote to be represented by a labor union in the future. For example, our employees in Iowa attempted unsuccessfully to unionize in 2013. There can be no assurance that we will not experience labor disruptions such as work stoppages or other slowdowns by workers at any of our facilities. Should significant industrial action, threats of strikes or related disturbances occur, we could experience a disruption of operations and increased labor costs in Turkey, Mexico or other locations, which could materially harm our business, operating results or financial condition. Any such work stoppage or slow-down at any of our facilities could also result in additional expenses and possible loss of revenue for us.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that we will incur approximately $3.0 million to $4.0 million in expenses annually in response to these requirements.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. However, as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We will take advantage of these reporting exemptions until we are no longer an emerging growth company and will incur additional expense and time related to these efforts at that time. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under SEC rules.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements which expired in January 2017. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, we had 34,020,646 shares of common stock outstanding. All shares can now be sold, subject to any applicable volume limitations under federal securities laws.

In addition, as of December 31, 2017, there were: (i) 160,424 shares subject to outstanding common stock warrants, or 0.5% of our outstanding shares; (ii) 3,203,290 shares subject to outstanding options, or 9.4% of our outstanding shares; (iii) 613,380 restricted stock units, or 1.8% of our outstanding shares; and (iv) 4,731,117 shares reserved for future issuance, or 13.9% of our outstanding shares under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan) that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. We also filed a shelf registration statement in September 2017 for the resale of up to 19,774,751 shares of common stock by certain of our common stockholders. We also have registered all shares of common stock that we may issue under our employee equity incentive plans. These shares can be freely sold in the public market upon issuance and subject to the restrictions imposed on our affiliates under Rule 144.

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

Under our existing equity compensation plans, as of December 31, 2017, we had outstanding options to purchase 3,203,290 shares of our common stock and 613,380 restricted stock units to our employees and non-employee directors. From time to time, we expect to grant additional options and other stock awards in accordance with the 2015 Plan. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additionally, any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. If we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue stock, stockholders may experience further dilution. In addition, as of December 31, 2017, there were 160,424 shares of our common stock subject to outstanding common stock warrants which could result in further dilution to the stockholders.

Our executive officers, directors and their affiliated entities will continue to have substantial control over us and could limit the ability of other stockholders to influence the outcome of key transactions, including changes of control.

Our executive officers, directors and their affiliated entities, in the aggregate, beneficially own approximately 58% of the outstanding common stock, based on 34,032,946 shares of common stock outstanding as of February 28, 2018. Our executive officers, directors and their affiliated entities, if acting together, will be able to control or significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other significant corporate transactions. In addition, certain of our stockholders are affiliated with certain of our customers. These stockholders might have interests that differ from yours, and they might vote in a way with which you disagree and that could be adverse to your interests. The concentration of common stock ownership could have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively affect the market price of the common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If they do, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our headquarters is located in Scottsdale, Arizona, and we own or lease various other facilities in the United States, China, Mexico, Turkey and Denmark. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of February 28, 2018:

	Year	Leased or	Approximate
Location	Commenced	Owned	Square Footage	Description of Use
Newton, IA, United States	2008	Leased	337,922	Wind Blade Manufacturing Facility
Newton, IA, United States	2018	Leased	106,121	Transportation Manufacturing Facility
Dafeng, China	2013	Leased	392,000	Wind Blade Manufacturing Facility
Dafeng, China	2015	Leased	446,034	Wind Blade Manufacturing Facility
Taicang Port, China	2007	Owned	226,542	Wind Blade Manufacturing Facility
Juárez, Mexico	2013	Leased	345,984	Wind Blade Manufacturing Facility
Juárez, Mexico	2016	Leased	358,796	Wind Blade Manufacturing Facility
Juárez, Mexico	2017	Leased	339,386	Wind Blade Manufacturing Facility
Matamoros, Mexico	2017	Leased	527,442	Wind Blade Manufacturing Facility
Izmir, Turkey	2012	Leased	343,000	Wind Blade Manufacturing Facility
Izmir, Turkey	2015	Leased	397,931	Wind Blade Manufacturing Facility
Fall River, MA, United States	2008	Leased	70,000	Composite Solution Manufacturing and Research and Development Facility
Warren, RI, United States	2004	Leased	91,387	Precision Molding Development and Manufacturing and Research and Development Facility
Santa Teresa, NM, United States	2014	Leased	503,710	Wind Blade Storage Facility
Scottsdale, AZ, United States	2015	Leased	20,964	Corporate Headquarters
Kolding, Denmark	2018	Leased	2,583	Advanced Engineering Center
Taicang Port, China	2014	Leased	80,730	Component Manufacturing Facility
Taicang City, China	2013	Leased	69,750	Precision Molding Manufacturing Facility

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

In August 2015, we entered into a transition agreement with our former Senior Vice President – Asia (SVP–Asia), pursuant to which he transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following our discovery that he had materially violated the terms of his transition agreement, we terminated his consultancy for cause. In April 2016, he filed an arbitration claim in China with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that we improperly terminated his transition agreement. He is demanding that we continue to honor the terms of the transition agreement and pay him compensation and fees owed to him under the transition agreement, which in the aggregate totals approximately $2.6 million. In addition, he is also challenging the validity of our termination of his option to purchase 164,880 shares of our common stock and 77,760 restricted stock units under the 2015 Plan, which were canceled in January 2016 when we terminated his consultancy. We are awaiting a final decision on this matter. We previously established a reserve for these matters and we do not believe the award, if upheld on appeal, will have a material impact on our operating results or financial condition.

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

	2017
	High	Low
First Quarter	$20.99	$15.31
Second Quarter	$20.85	$15.26
Third Quarter	$22.84	$17.91
Fourth Quarter	$26.00	$16.35

	2016
	High	Low
Third Quarter (July 22, 2016 - September 30, 2016)	$22.72	$11.31
Fourth Quarter	$23.30	$13.27

Stock Performance Graph

The following graph and table illustrate the total stockholder return from July 22, 2016 through December 29, 2017, on our common stock, the Russell 2000 Index, the S&P Small Cap 600 Energy (Sector) Index and the NASDAQ Clean Edge Green Energy Index, assuming an investment of $100.00 on July 22, 2016 including the reinvestment of dividends.

	Base Period
	7/22/16	9/30/16	12/30/16	3/31/17	6/30/17	9/29/17	12/29/17
TPI Composites, Inc.	$100.00	$156.78	$118.29	$140.19	$136.28	$164.75	$150.88
Russell 2000	$100.00	$103.20	$111.89	$114.27	$116.69	$122.92	$126.60
S&P Small Cap 600 Energy (Sector)	$100.00	$115.32	$133.11	$115.17	$84.00	$93.64	$97.60
NASDAQ Clean Edge Green Energy	$100.00	$100.33	$102.59	$110.89	$119.52	$127.21	$134.16

Holders

As of February 28, 2018, there were eight stockholders of record of our common stock, although there is a much larger number of beneficial owners.

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

Certain subsidiaries of the Company are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” included in Part II, Item 7.

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

Issuer Purchases of Equity Securities

None

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K. The following selected consolidated income statement data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements and related notes not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial and other data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes to consolidated financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and the consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Income Statement Data:
Net sales	$930,281	$754,877	$585,852	$320,747	$215,054
Cost of sales	776,944	659,745	528,247	289,528	200,182
Startup and transition costs	40,628	18,127	15,860	16,567	6,607
Total cost of goods sold	817,572	677,872	544,107	306,095	206,789
Gross profit	112,709	77,005	41,745	14,652	8,265
General and administrative expenses	40,373	33,892	14,126	9,175	7,566
Income from operations	72,336	43,113	27,619	5,477	699
Other income (expense):
Interest income	95	344	161	186	155
Interest expense	(12,381)	(17,614)	(14,565)	(7,236)	(3,474)
Loss on extinguishment of debt	—	(4,487)	—	(2,946)	—
Realized loss on foreign currency remeasurement	(4,471)	(757)	(1,802)	(1,743)	(1,892)
Miscellaneous income	1,191	238	246	539	140
Total other expense	(15,566)	(22,276)	(15,960)	(11,200)	(5,071)
Income (loss) before income taxes	56,770	20,837	11,659	(5,723)	(4,372)
Income tax benefit (provision)	(13,080)	(6,995)	(3,977)	(925)	3,346
Net income (loss) before noncontrolling interest	43,690	13,842	7,682	(6,648)	(1,026)
Net loss attributable to noncontrolling interest(1)	—	—	—	—	2,305
Net income (loss)	43,690	13,842	7,682	(6,648)	1,279
Net income attributable to preferred stockholders(2)	—	5,471	9,423	13,930	14,149
Net income (loss) attributable to common stockholders	$43,690	$8,371	$(1,741)	$(20,578)	$(12,870)
Weighted-average common shares outstanding:
Basic(3)	33,844	17,530	4,238	4,238	4,238
Diluted(3)	34,862	17,616	4,238	4,238	4,238
Net income (loss) per common share:
Basic	$1.29	$0.48	$(0.41)	$(4.86)	$(3.04)
Diluted	$1.25	$0.48	$(0.41)	$(4.86)	$(3.04)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Financial Information:	(in thousands, except other operating information)
Total billings(4)	$941,565	$764,424	$600,107	$362,749	$221,057
EBITDA(4)	$89,934	$55,491	$37,479	$8,768	$6,502
Adjusted EBITDA(4)	$101,529	$66,150	$39,281	$13,457	$8,430
Capital expenditures	$44,828	$30,507	$26,361	$18,924	$7,065
Free cash flow(4)	$37,835	$23,334	$4,932	$(52,141)	$(5,438)
Total debt, net of debt issuance costs and discount	$121,385	$123,155	$129,346	$120,849	$36,562
Net cash (debt)(4)	$24,557	$(6,379)	$(90,667)	$(87,547)	$(26,590)
Other Operating Information:
Sets(5)	2,736	2,154	1,609	966	648
Estimated megawatts(6)	6,602	4,920	3,595	2,029	1,173
Dedicated manufacturing lines(7)	48	44	34	29	16
Total manufacturing lines installed(8)	41	33	30	22	14
Manufacturing lines in startup(9)	9	3	10	9	2
Manufacturing lines in transition(10)	—	3	11	8	2

(1)	In 2012, we commenced operations in Turkey as a 75% owner of those operations and in 2013, we became the sole owner with the acquisition of the remaining 25% interest.
(2)

Represents the accrual of dividends on our convertible and senior redeemable preferred shares, the accretion to redemption amounts on our convertible preferred shares and warrant fair value adjustments. Immediately prior to the closing of the IPO, all preferred shares were converted into shares of our common stock and as a result, the accrual of dividends ceased.

(3)

For the years ended December 31, 2017 and 2016, the weighted-average diluted shares outstanding include the conversion on a net issuance basis of our common warrants and the stock options issued under the 2015 Plan and the 2008 Stock Option and Grant Plan. For the years ended December 31, 2015, 2014 and 2013, the weighted-average common shares outstanding are the same under the basic and diluted per share calculations as we incurred a net loss in each of those years.

(4)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics Used By Management to Measure Performance” included in Part II, Item 7 of this Annual Report on Form 10-K for more information and the reconciliations of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net sales, net income (loss), net income (loss), net cash provided by operating activities and total debt, net of debt issuance costs and discount, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

(7)

Number of manufacturing lines that are dedicated to our customers under long-term supply agreements. Includes seven manufacturing lines for GE Wind that were not extended beyond 2017. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics Used By Management to Measure Performance” included in Part II, Item 7 of this Annual Report on Form 10-K for more information. Dedicated manufacturing lines may be greater than total manufacturing line capacity in instances where we have signed new supply agreements for manufacturing facilities that are under construction or have not yet been built.

(8)

Number of manufacturing lines installed and either in operation, startup or transition. Includes four manufacturing lines for GE Wind that were not extended beyond 2017. See “Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Key Metrics Used By Management to Measure Performance” included in Part II, Item 7 of this Annual Report on Form 10-K for more information.
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

	December 31,
	2017	2016	2015	2014
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$148,113	$119,066	$45,917	$43,592
Total assets	573,534	437,206	329,920	273,704
Total debt, net of debt issuance costs and discount	121,385	123,155	129,346	120,849
Total liabilities	412,917	330,699	322,287	271,448
Total convertible and senior redeemable preferred shares and warrants	—	—	198,830	189,349
Total stockholders’ equity (deficit)	160,617	106,507	(191,197)	(187,093)

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

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.  In November 2017, we signed a new, five year supply agreement with Proterra Inc. (Proterra) to supply Proterra Catalyst® composite bus bodies from our existing Rhode Island facility and from a new manufacturing facility in Newton, Iowa, which we expect to commence operations in the first half of 2018.

Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 99% of our total net sales for each of the years ended December 31, 2017, 2016 and 2015.  As of March 7, 2018, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $3.1 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $4.6 billion through the end of 2023. In recent years, we have experienced significant growth in our OEM customer base, as according to data from MAKE, our OEM customers collectively accounted for approximately 45% of the global onshore wind energy market and approximately 68% of that market excluding China over the three years ended December 31, 2016, based on MWs of energy capacity installed. Additionally, our customers represented 99.8% of the U.S. onshore wind turbine market over the three years ended December 31, 2016, based on MWs of energy capacity installed. We believe this figure demonstrates the leading position of our existing OEM customers, as well as our opportunity to develop relationships with new OEM customers as additional OEMs seek to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. We believe that these trends will help us to strengthen our current customer base, grow our business worldwide, increase our revenue and improve our business prospects.

We divide our business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA), as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our existing Rhode Island and Massachusetts facilities, (4) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (5) our corporate headquarters, the costs of which are included in general and administrative expenses. In January 2018, we entered into a new lease agreement with a third party for a new manufacturing facility in Newton, Iowa and we expect to commence operations at this facility in the first half of 2018.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facility in Taicang Port, China and at our two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at our Taicang City, China facility, (3) the manufacture of components at our second Taicang Port, China facility and (4) wind blade inspection and repair services.

•

Our Mexico segment manufactures wind blades from our three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017. In April 2017, we entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and we expect to commence operations at this facility in the second half of 2018.

•

Our EMEA segment manufactures wind blades from our two facilities in Izmir, Turkey. We entered into a joint venture in 2012 to produce wind blades at our first Turkey plant and in 2013 became the sole owner of the Turkey operation with the acquisition of the remaining 25% interest. We commenced operations at our second facility during the third quarter of 2016.

Key Trends Affecting our Business

We have identified the following material trends affecting our business:

•

The wind power generation industry has grown rapidly and expanded worldwide over the last five years to meet high global demand for electricity and the expanded use of renewable energy. Our sales of wind blades to our wind turbine customers have grown rapidly over the last several years in response to these trends. We expect our revenue growth rate in 2018 to slow considerably due to a significant number of wind blade model transitions and the startup of several new manufacturing facilities, but we believe these transitions and startups will position us for strong revenue growth in 2019 and 2020. We have entered into long-term supply agreements with customers in the United States, China, Mexico and Turkey that expire between 2018 and 2023.

•

Many governments are shifting from feed-in tariffs to auction-based tenders as a means of promoting the development and growth of renewable energy sources such as wind energy.  As a result of this shift, our wind turbine OEM customers have recently begun to experience intense pricing pressure with respect to the sale of their turbines together with increased competitive pricing from solar energy.  To date, these pricing pressures have not materially affected our results of operations, however, if these pricing pressures continue, we may be required to reduce our margins or choose to pass on the savings obtained from manufacturing cost reductions and productivity improvements to our OEM customers to remain competitive.

During the last several years, wind turbine OEMs generally have increasingly outsourced the production of wind blades and other key components to specialized manufacturers to meet this increasing global demand for wind energy in a cost-effective manner in new and growing markets. That shift, together with the overall expansion of the wind power generation industry, has increased our addressable market. Given our growth in production, we have hired more than 5,700 additional new employees since the beginning of 2014. In addition, we have expanded our customer base from one OEM customer to five OEM customers over the last four years capitalizing on the growth and expansion of the wind energy generation industry generally as well as the specific trend of most wind turbine OEMs increasing the outsourcing of the manufacturing of wind blades for growth and diversification.

•

Despite this trend of wind turbine OEMs increasingly outsourcing their wind blade manufacturing production requirements, we expect GE Wind, our largest customer, to insource a greater percentage of its wind blade production requirements in the future as a result of its acquisition of LM. In April 2017, GE acquired LM, our largest competitor. Although we entered into a new Mexico supply agreement and extended our existing Iowa and Mexico supply agreements with GE Wind in 2016, we did not extend GE Wind’s Turkey and Taicang Port, China supply agreements, which expired at the end of 2017.

•

We expect that a substantial portion of our future revenue growth will be derived from our international operations. We have expanded our manufacturing facilities internationally over the last several years, including opening facilities in Mexico and Turkey, to meet the needs of our customers. We recently entered into lease agreements with third parties to lease two new manufacturing facilities in Juárez, Mexico and a new facility in Izmir, Turkey, and commenced operations at these new facilities in the third quarter of 2016 and the first quarter of 2017. We also entered into a new lease with a third party for a new manufacturing facility in Matamoros, Mexico and expect to commence operations at this facility in the second half of 2018. The portion of our net sales that were derived from our international operations increased to 80% for the year ended December 31, 2017 from 75% for the year ended December 31, 2016, 74% for the year ended December 31, 2015, 55% for the year ended December 31, 2014 and 25% for the year ended December 31, 2013. We believe we will continue to derive a substantial portion of our future net sales growth from our international operations.

•

Our long-term supply agreements with our customers generally encourage our customers to maximize the volume of wind blades they purchase from us, since purchasing less than a specified amount triggers higher pricing, as well as provide downside protection for us through minimum annual volume commitments. Some of our long-term supply agreements also provide for annual sales price reductions reflecting assumptions regarding increases in our manufacturing efficiency and productivity. We work to continue to drive down the cost of materials and production through innovation and global sourcing, a portion of the benefit of which we share with our customers contractually, further strengthening our deep customer relationships. Wind blade pricing is based on annual commitments of volume as established in the customer’s contract, with orders less than committed volume resulting in additional costs per wind blade to customers. Orders in excess of annual commitments may but generally do not result in discounts to customers from the contracted price for the committed volume. Customers may utilize early payment discounts, which are reported as a reduction of revenue at the time the discount is taken.

•

The long-term supply agreements we sign with our customers provide us with significant visibility of future production demands due in part to the annual minimum purchase commitments of our customers contained in those agreements. These annual minimum purchase commitments generally require our customers to purchase a negotiated percentage of the manufacturing capacity that we have agreed to dedicate to them. Generally, this percentage begins at 100% of the manufacturing capacity that we have dedicated to a particular customer for the first few years of the supply agreement, and the percentage declines over time in subsequent years according to the terms of the agreement, but generally remains above 50%. It is our experience that our customers will generally order wind blades from us in a volume that exceeds (sometimes substantially) the annual minimum purchase commitments contained in our supply agreements, particularly in the later years of a supply agreement when the annual minimum purchase commitment percentage declines. As of March 7, 2018, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $3.1 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $4.6 billion through the end of 2023. As noted elsewhere in this Annual Report on Form 10-K, some of our long-term supply agreements, including some of those with our largest customer, are subject to early termination by our customers if our customers pay an early termination fee. We caution investors that the annual minimum purchase commitments in our long-term supply agreements can understate the forecasted net sales that we are likely to generate in a given period or periods if all of our long-term supply agreements remain in place and pricing remains materially unchanged, and they could potentially overstate the forecasted net sales that we are likely to generate in a given period or periods if one or more of our agreements were to be terminated by our customers for any reason. See “Business—Wind Blade Long-Term Supply Agreements” included in Part 1, Item 1A of this Annual Report on Form 10-K for additional information.

•

We expect our new manufacturing facilities to generate operating losses in their first 6 to 18 months of operations due to production and overhead expenses as they initially operate far below capacity during the pre-production and production ramp up periods. As a result, this generally has a negative impact on our results of operations during these ramp-up periods. In addition, construction of new facilities and expansion of existing facilities, including the fabrication of precision molding and assembly systems to outfit those facilities, is complex and involves inherent risks. For planning purposes, we generally estimate that the startup of a new six-line manufacturing facility requires cash for net operating expenses and working capital of between $25 million to $30 million. We also estimate that additional capital expenditures primarily related to machinery and equipment for new facilities or facility expansions of between $25 million and $30 million will be required. We expect to incur significant startup costs and expenses for the year ended December 31, 2018 in connection with the planned opening of our new manufacturing facilities in Matamoros, Mexico and Newton, Iowa, as well as the startup of a new customer in our Taicang Port, China manufacturing facility.

•

Changing customer demands, including shifts to bigger wind turbines with larger wind blades, have driven some of our customers to require us to transition to new wind blade models one or two times during the term of a long-term supply agreement. Although we generally receive transition payments to compensate us for the costs of the impact of reduced volumes during these transitions, these payments may not always fully cover the transition costs and lost margin. As a result, these transitions have and may continue to have a short-term, negative impact on our consolidated operating results and cash flows. However, our precision molding and assembly manufacturing business generally increases as we transition to larger wind blade models and larger wind blades generally have a higher average selling price, so that the transition to larger wind blades may increase our net sales over time. As we transition to new wind blade models, we also often extend our existing supply agreements.

•

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. We estimate that we will incur approximately $3.0 million to $4.0 million in expenses annually in response to these requirements.

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

For the years ended December 31, 2017, 2016 and 2015, research and development expenses not performed at our manufacturing facilities (included in general and administrative expenses) totaled $1.6 million, $1.5 million and $0.9 million, respectively.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our credit facilities and the amortization of deferred financing costs and beneficial conversion features related to our debt borrowings. Other income (expense) also includes realized gains and losses on foreign currency remeasurement, interest income and miscellaneous income and expense.

During the year ended December 31, 2016, we expensed $2.4 million of deferred financing costs and $2.1 million of prepayment penalties related to the refinancing of our previous credit facility. This amount was included with the caption “Loss on extinguishment of debt” in the accompanying consolidated income statements.

Income Tax Benefit (Provision)

Income tax benefit (provision) consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the United States, China, Mexico and Turkey. The composite income tax rate, tax provisions, deferred tax assets and liabilities vary according to the jurisdiction in which the income or loss arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

Net Income Attributable to Preferred Stockholders

Net income attributable to preferred stockholders relates to the accrual of dividends on our convertible and senior redeemable preferred shares, the accretion to redemption amounts on our convertible preferred shares and warrant fair value adjustment. Immediately prior to the closing of our IPO, all preferred shares were converted into shares of our common stock and as a result, the accrual of dividends ceased.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze the performance of our company. These “non-GAAP” financial measures consist of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts of energy capacity for wind blade sets invoiced, manufacturing lines dedicated to customers under long-term supply agreements, total manufacturing lines installed, manufacturing lines in startup and manufacturing lines in transition, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

Key Financial Measures

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net sales	$930,281	$754,877	$585,852
Total billings(1)	$941,565	$764,424	$600,107
Net income	$43,690	$13,842	$7,682
EBITDA(1)	$89,934	$55,491	$37,479
Adjusted EBITDA(1)	$101,529	$66,150	$39,281
Capital expenditures	$44,828	$30,507	$26,361
Free cash flow(1)	$37,835	$23,334	$4,932
Total debt, net of debt issuance costs and discount	$121,385	$123,155	$129,346
Net cash (debt)(1)	$24,557	$(6,379)	$(90,667)

Key Operating Metrics

	Year Ended December 31,
	2017	2016	2015
Sets(2)	2,736	2,154	1,609
Estimated megawatts(3)	6,602	4,920	3,595
Dedicated manufacturing lines(4)	48	44	34
Total manufacturing lines installed(5)	41	33	30
Manufacturing lines in startup(6)	9	3	10
Manufacturing lines in transition(7)	—	3	11

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net sales, net income (loss), net income (loss), net cash provided by operating activities and total debt, net of debt issuance costs and discount, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	Number of wind blade sets (which consist of three wind blades) invoiced worldwide in the period.
(3)	Estimated megawatts of energy capacity to be generated by wind blade sets invoiced in the period.
(4)

Number of wind blade manufacturing lines that are dedicated to our customers under long-term supply agreements. Includes seven manufacturing lines for GE Wind that were not extended beyond 2017. Dedicated manufacturing lines may be greater than total manufacturing line capacity in instances where we have signed new supply agreements for manufacturing facilities that are under construction or have not yet been built.

(5)	Number of wind blade manufacturing lines installed and either in operation, startup or transition. Includes four manufacturing lines for GE Wind that were not extended beyond 2017.
(6)	Number of wind blade manufacturing lines in a startup phase during the pre-production and production ramp-up periods.
(7)	Number of wind blade manufacturing lines that were being transitioned to a new wind blade model during the period.

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

Free cash flow

We define free cash flow as net cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding business acquisitions.

Net cash (debt)

We define net cash (debt) as total unrestricted cash and cash equivalents less the total principal amount of debt outstanding. The total principal amount of debt outstanding is comprised of the long-term debt and current maturities of long-term debt as presented in our consolidated balance sheets adding back any debt issuance costs and discounts. We believe that the presentation of net cash (debt) provides useful information to investors because our management reviews net cash (debt) as part of our oversight of overall liquidity, financial flexibility and leverage. Net cash (debt) is important when we consider opening new plants and expanding existing plants, as well as for capital expenditure requirements.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measures:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net sales	$930,281	$754,877	$585,852
Change in deferred revenue:
Blade-related deferred revenue at beginning of period(1)	(69,568)	(65,520)	(59,476)
Blade-related deferred revenue at end of period(1)	81,048	69,568	65,520
Foreign exchange impact(2)	(196)	5,499	8,211
Change in deferred revenue	11,284	9,547	14,255
Total billings	$941,565	$764,424	$600,107

Net income	$43,690	$13,842	$7,682
Adjustments:
Depreciation and amortization	20,878	12,897	11,416
Interest expense (net of interest income)	12,286	17,270	14,404
Loss on extinguishment of debt	—	4,487	—
Income tax provision	13,080	6,995	3,977
EBITDA	89,934	55,491	37,479
Realized loss on foreign currency remeasurement	4,471	757	1,802
Share-based compensation expense	7,124	9,902	—
Adjusted EBITDA	$101,529	$66,150	$39,281

(1)	Total billings is reconciled using the blade-related deferred revenue amounts at the beginning and the end of the period as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Blade-related deferred revenue at beginning of period	$69,568	$65,520	$59,476
Non-blade related deferred revenue at beginning of period	—	—	—
Total current and noncurrent deferred revenue at beginning of period	$69,568	$65,520	$59,476

Blade-related deferred revenue at end of period	$81,048	$69,568	$65,520
Non-blade related deferred revenue at end of period	—	—	—
Total current and noncurrent deferred revenue at end of period	$81,048	$69,568	$65,520

(2)	Represents the effect of the difference the exchange rate used by our various foreign subsidiaries on the invoice date versus the exchange rate used at the period-end balance sheet date.

Free cash flow is reconciled as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$82,663	$53,841	$31,293
Less capital expenditures	(44,828)	(30,507)	(26,361)
Free cash flow	$37,835	$23,334	$4,932

Net cash (debt) is reconciled as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Total debt, net of debt issuance costs and discount	$(121,385)	$(123,155)	$(129,346)
Less debt issuance costs	(2,171)	(2,290)	(4,220)
Less discount on debt	—	—	(3,018)
Plus cash and cash equivalents	148,113	119,066	45,917
Net cash (debt)	$24,557	$(6,379)	$(90,667)

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

Manufacturing lines in transition is the number of dedicated wind blade manufacturing lines that were being transitioned to a new wind blade model during the period. We monitor and present this metric because we believe it helps investors to better understand the impact of these transitions on our gross profit (loss) and net income (loss).

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes certain information relating to our operating results (in thousands) and related percentage of net sales for the years ended December 31 that have been derived from our consolidated financial statements:

	2017		2016
Net sales	$930,281	100.0%	$754,877	100.0%
Cost of sales	776,944	83.5%	659,745	87.4%
Startup and transition costs	40,628	4.4%	18,127	2.4%
Total cost of goods sold	817,572	87.9%	677,872	89.8%
Gross profit	112,709	12.1%	77,005	10.2%
General and administrative expenses	40,373	4.3%	33,892	4.5%
Income from operations	72,336	7.8%	43,113	5.7%
Other expense	(15,566)	(1.7)%	(22,276)	(3.0)%
Income before income taxes	56,770	6.1%	20,837	2.7%
Income tax provision	(13,080)	(1.4)%	(6,995)	(0.9)%
Net income	43,690	4.7%	13,842	1.8%
Net income attributable to preferred stockholders	—	—	5,471	0.7%
Net income attributable to common stockholders	$43,690	4.7%	$8,371	1.1%

Net sales for the year ended December 31, 2017 increased by $175.4 million or 23.2% to $930.3 million compared to $754.9 million in the same period in 2016. The increase was primarily driven by a 27% increase in the number of wind blades delivered during 2017 as compared to 2016, partially offset by a reduction in net sales from the manufacturing of prevision molding and assembly systems. Net sales of wind blades were $893.8 million for the year ended December 31, 2017 as compared to $706.8 million in the same period in 2016. These increases were primarily the result of additional wind blade volume at each of our plants impacted by lower average sales price due to geographic mix, blade mix and the result of savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the year ended December 31, 2017 decreased to $21.9 million from $39.1 million in the same period in 2016. This decrease was primarily the result of reduced demand from our customers for precision molding and assembly systems from our Rhode Island facility. Total billings for the year ended December 31, 2017 increased by $177.1 million or 23.2% to $941.6 million compared to $764.4 million in the same period in 2016. The net impact of the strengthening of the U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings were both not material for the year ended December 31, 2017, as compared to reductions of 1.1% and 1.0%, respectively, in the same period in 2016.

Total cost of goods sold for the year ended December 31, 2017 was $817.6 million and included aggregate costs of $40.6 million related to startup costs in our new plants in Mexico and Turkey and the startup of new wind blade models for certain of our customers in Turkey and Dafeng, China. This compares to total cost of goods sold for the year ended December 31, 2016 of $677.9 million which included aggregate costs of $18.1 million related to startup costs in our new plants in Mexico and Turkey as well as the transition of wind blade models in our original plant in Mexico. Cost of goods sold as a percentage of net sales of wind blades decreased by 2.6% in the year ended December 31, 2017 as compared to the same period in 2016 driven by improved operating efficiency in China and the impact of savings in raw material costs and foreign currency fluctuations, partially offset by higher operating costs in our Turkey and Mexico plants due to the startup costs incurred with the opening of new plants in both those segments. Cost of goods sold as a percentage of net sales from the manufacturing of precision molding and assembly systems increased by 4.2% during the year ended December 31, 2017 as compared to the same period in 2016. The impact of the strengthening of the U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Chinese Renminbi reduced consolidated cost of goods sold by 1.7% for year ended December 31, 2017, compared to a reduction of 3.5% in the same period in 2016.

General and administrative expenses for the year ended December 31, 2017 totaled $40.4 million as compared to $33.9 million for the same period in 2016. As a percentage of net sales, general and administrative expenses were 4.3% for the year ended December 31, 2017, down from 4.5% in the same period in 2016. The increase in expenses was primarily driven by additional costs incurred related to the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), costs related to our work related to the Sarbanes-Oxley Act, costs related to our secondary public offering and increased personnel costs from filling our key global positions to support our growth and diversification strategy, partially offset by a $2.3 million decrease in share-based compensation costs in the 2017 period as compared to the same period in 2016, which was the period in which we recorded the expense from the original grant date of the awards.

Other expense decreased to $15.6 million for the year ended December 31, 2017 from $22.3 million for the same period in 2016. The decrease was primarily due a $9.5 million decrease in interest expense, related to the expensing of $4.5 million of deferred financing costs and prepayment penalties related to the refinancing of our previous credit facility in 2016 and the decrease in 2017 non-cash interest expense due to the write off in 2016 of the beneficial conversion feature and deferred financing costs under our previous credit facility.  In addition, there was a $1.0 million increase in miscellaneous income, partially offset by a $3.7 million increase in realized losses on foreign currency remeasurement for the year ended December 31, 2017 as compared to the same period in 2016.

Income tax provision increased to $13.1 million for the year ended December 31, 2017 from $7.0 million for the same period in 2016. The lower effective tax rate was primarily due to our second plant in Turkey, which operates within a tax-free zone, recognized pre-tax income in 2017 as compared to a pre-tax loss in 2016.

Net income for the year ended December 31, 2017 was $43.7 million, as compared to $13.8 million in the same period in 2016. The increase was primarily due to the reasons set forth above.

Net income attributable to preferred stockholders was $5.5 million during the year ended December 31, 2016 and there was none in the 2017 period as following our IPO in July 2016, all of the previously outstanding preferred shares were converted into common shares.

Net income attributable to common stockholders increased to $43.7 million during the year ended December 31, 2017 from $8.4 million in the same period in 2016. This increase was primarily due to the improved operating results discussed above as well as the decrease in the net income attributable to preferred stockholders. Diluted earnings per share for the year ended December 31, 2017 was $1.25 compared to $0.48 for the year ended December 31, 2016.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the years ended December 31:

	2017	2016
Net Sales	(in thousands)
U.S.	$181,889	$190,092
Asia	361,696	301,893
Mexico	195,960	129,756
EMEA	190,736	133,136
Total net sales	$930,281	$754,877

	2017	2016
Income (Loss) from Operations	(in thousands)
U.S.	$(39,571)	$(25,099)
Asia	77,106	64,393
Mexico	13,130	9,546
EMEA	21,671	(5,727)
Total income from operations	$72,336	$43,113

U.S. Segment

Net sales in the year ended December 31, 2017 decreased by $8.2 million or 4.3% to $181.9 million compared to $190.1 million in the same period in 2016. The decrease was primarily driven by lower net sales from the manufacturing of precision molding and assembly systems at our Rhode Island facility during the year ended December 31, 2017 of $7.7 million compared to $21.1 million during the same period in 2016.  There was also a slight decrease in our net sales of wind blades which totaled $159.6 million during the year ended December 31, 2017 as compared to $160.0 million in the same period of 2016. This decrease was driven by a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers, partially offset by a 3% increase in the number of wind blades delivered.  These decreases were partially offset by a $5.6 million increase in non-wind related net sales during the year ended December 31, 2017 as compared to the same period in 2016.

The loss from operations for the year ended December 31, 2017 was $39.6 million as compared to $25.1 million in the same period in 2016. These amounts include corporate general and administrative costs of $40.4 million and $33.9 million for the years ended December 31, 2017 and 2016, respectively. The increase in the corporate general and administrative costs was primarily due to additional costs incurred related to the implementation of Topic 606, costs related to our work related to the Sarbanes-Oxley Act, costs related to our secondary public offering and increased personnel costs from filling our key global positions to support our growth and diversification strategy, partially offset by a $2.3 million decrease in share-based compensation costs during the year ended December 31, 2017 as compared to the same period in 2016. The operating results were also unfavorably impacted by slightly lower gross profit on wind blades delivered during the year ended December 31, 2017 as compared to the 2016 period as well as the lower precision molding volume discussed above during the year ended December 31, 2017 as compared to the 2016 period.

Asia Segment

Net sales in the year ended December 31, 2017 increased by $59.8 million or 19.8% to $361.7 million compared to $301.9 million in the same period in 2016. Net sales of wind blades were $347.5 million in the year ended December 31, 2017 as compared to $283.9 million in the same period in 2016. The increase was the result of a 29% increase in the number of wind blades delivered during the year ended December 31, 2017 compared to the same period in 2016. These increases were partially offset by a change in the mix of wind blade models sold, lower average sales prices of the same wind blades sold in both periods due to savings in raw material costs, a portion of which we share with our customers and the unfavorable impact of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 0.8% during the year ended December 31, 2017 as compared to an unfavorable impact of 2.7% during the comparable 2016 period. Net sales from the manufacturing of precision molding and assembly systems during the year ended December 31, 2017 were $14.2 million compared to $18.0 million during the same period in 2016.

Income from operations in the Asia segment for the year ended December 31, 2017 was $77.1 million as compared to $64.4 million in the same period in 2016. In addition to the factors noted above, the increase in income from operations reflects higher gross margins on wind blade sales driven by operating efficiencies and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Chinese Renminbi of 1.5%, as well as lower overhead costs in the 2017 period as compared to 2016. The favorable impact of the strengthening of the U.S. dollar against the Chinese Renminbi on cost of goods sold for year ended December 31, 2016 was 6.7%.

Mexico Segment

Net sales in the year ended December 31, 2017 increased by $66.2 million or 51.0% to $196.0 million compared to $129.8 million in the same period in 2016, reflecting a 16% increase in wind blade volume at our first Mexico plant and the beginning of wind blade production in our second and third plants, partially offset by lower average sales prices of wind blades delivered in both periods. Net sales of wind blades represents the entirety of net sales in the Mexico segment in the 2017 and 2016 periods.

Income from operations in the Mexico segment for the year ended December 31, 2017 was $13.1 million as compared to $9.5 million in the same period in 2016. The increase was largely driven by the increase in wind blade volume in the 2017 period as compared to 2016 and operating efficiencies at our first Mexico plant, as well as from savings in raw material costs, partially offset by the startup losses incurred at two of our new Mexico facilities. The fluctuating U.S. dollar against the Mexican Peso was not significant for the year ended December 31, 2017 but had a favorable impact of 2.3% for the year ended December 31, 2016.

EMEA Segment

Net sales during the year ended December 31, 2017 increased by $57.6 million or 43.3% to $190.7 million compared to $133.1 million in the same period in 2016. The increase was driven by the beginning of wind blade production in our second Turkey plant, partially offset by a 15% decrease in wind blade volume at our first Turkey plant as a result of GE Wind only purchasing the minimum volume required under its supply agreement after its decision to not renew its supply agreement with us beyond 2017. We completed 100% of this volume by the end of June to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for another customer. Other items having a favorable impact on net sales include the mix of wind blades sold during the period as well as overall higher average sales prices of wind blades delivered due to the beginning of wind blade production in our second Turkey plant in the period as compared to 2016. The fluctuating U.S. dollar against the Euro had a favorable effect on net sales of 1.8% for the year ended December 31, 2017 but did not have a significant effect in 2016. Net sales of wind blades represents the majority of net sales in the EMEA segment in 2017 and 2016.

The income from operations in the EMEA segment for the year ended December 31, 2017 was $21.7 million as compared to a loss of $5.7 million in the same period in 2016. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiencies at our first Turkey plant, savings in raw material costs, and a warranty reserve provided in 2016 related to one of its customers to resolve a potential warranty claim arising from wind blades primarily manufactured in 2014 as well as the net favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 5.4%. This compares to the favorable impact of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 4.8% for the year ended December 31, 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes certain information relating to our operating results (in thousands) and related percentage of net sales for the years ended December 31 that has been derived from our consolidated financial statements:

	2016		2015
Net sales	$754,877	100.0%	$585,852	100.0%
Cost of sales	659,745	87.4	528,247	90.2
Startup and transition costs	18,127	2.4	15,860	2.7
Total cost of goods sold	677,872	89.8	544,107	92.9
Gross profit	77,005	10.2	41,745	7.1
General and administrative expenses	33,892	4.5	14,126	2.4
Income from operations	43,113	5.7	27,619	4.7
Other expense	(22,276)	(3.0)	(15,960)	(2.7)
Income before income taxes	20,837	2.7	11,659	2.0
Income tax provision	(6,995)	(0.9)	(3,977)	(0.7)
Net income	13,842	1.8	7,682	1.3
Net income attributable to preferred stockholders	5,471	0.7	9,423	1.6
Net income (loss) attributable to common stockholders	$8,371	1.1%	$(1,741)	(0.3)%

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

Net income attributable to preferred stockholders decreased to $5.5 million during the year ended December 31, 2016 from $9.4 million during the same period in 2015. This decrease was primarily due to the fact that immediately prior to the closing of the IPO in July 2016, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock.

Net income attributable to common stockholders increased to $8.4 million during the year ended December 31, 2016 from a loss of $1.7 million in the same period in 2015. This increase was primarily due to the improved operating results discussed above as well as the decrease in the net income attributable to preferred stockholders. Diluted earnings per share for the year ended December 31, 2016 was $0.48 compared to a loss of $0.41 for the year ended December 31, 2015.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the years ended December 31:

	2016	2015
Net Sales	(in thousands)
U.S.	$190,092	$149,614
Asia	301,893	206,779
Mexico	129,756	97,912
EMEA	133,136	131,547
Total net sales	$754,877	$585,852

	2016	2015
Income (Loss) from Operations	(in thousands)
U.S.	$(25,099)	$(13,405)
Asia	64,393	34,998
Mexico	9,546	7,531
EMEA	(5,727)	(1,505)
Total income from operations	$43,113	$27,619

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. As discussed below, during 2017 we completed a secondary public offering of common stock for which we received no proceeds and during 2016 we completed an initial public offering of common stock for which we received net proceeds of $67.2 million. There were no common or preferred shares offered during 2015. During the years ended December 31, 2017 and 2016, we had net repayments of financing arrangements and customer advances of $8.1 million and $15.4 million, respectively. We received net proceeds from financing arrangements and customer advances of $1.6 million during the year ended December 31, 2015. As of December 31, 2017 and 2016, we had $123.6 million and $125.4 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of December 31, 2017, we had an aggregate of $60.7 million of remaining capacity and $15.7 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

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

In May 2017, we completed a secondary public offering of 5,075,000 shares of our common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing stockholders and certain of our executive officers. The selling stockholders received all of the net proceeds of $78.8 million from the secondary public offering. We did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by us in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying consolidated income statement.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the proceeds of our IPO, the incurrence of other indebtedness and other potential sources of liquidity.

At December 31, 2017 and 2016, we had unrestricted cash, cash equivalents and short-term investments totaling $148.1 million and $119.1 million, respectively. The December 31, 2017 balance includes $49.2 million of cash located outside of the United States, including $46.3 million in China, $0.7 million in Turkey and $2.2 million in Mexico. The December 31, 2016 balance includes $15.7 million of cash located outside of the United States, including $12.3 million in China, $2.5 million in Turkey and $0.9 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million.

Operating Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$43,690	$13,842	$7,682
Depreciation and amortization	20,878	12,897	11,416
Share-based compensation expense	7,124	9,902	—
Other non-cash items	(161)	6,388	3,741
Changes in assets and liabilities	11,132	10,812	8,454
Net cash provided by operating activities	$82,663	$53,841	$31,293

Net cash provided by operating activities totaled $82.7 million for the year ended December 31, 2017 and was primarily the result of net income of $43.7 million, non-cash depreciation and amortization charges totaling $20.9 million, share-based compensation costs of $7.1 as well as the net changes in working capital. The key components of the $11.1 million increase in working capital includes a $51.2 million increase in accounts payable and accrued expenses, an $11.5 million increase in deferred revenue, a $9.3 million increase in accrued warranty, an $8.7 million increase in customer deposits, a $7.5 million decrease in other noncurrent assets and a $3.2 million decrease in prepaid expenses and other current assets. This was partially offset by a $53.7 million increase in accounts receivable and a $26.5 million increase in inventory. The working capital changes in accounts receivable, inventory, accounts payable and accrued expenses, accrued warranty and deferred revenue are primarily the result of the material increase in and the timing of sales in the year ended December 31, 2017.

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

Investing Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Purchase of property and equipment	$(44,828)	$(30,507)	$(26,361)
Proceeds from sale of assets	850	—	146
Net cash used in investing activities	$(43,978)	$(30,507)	$(26,215)

Net cash flows used in investing activities totaled $44.0 million, $30.5 million and $26.2 million in the years ended December 31, 2017, 2016 and 2015, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the year ended December 31, 2017 primarily related to the construction and outfitting of our second and third wind blade plants in Mexico and our second wind blade plant in Turkey, the expansion and improvements at certain of our existing wind blade plants and costs at our corporate office to enhance our information technology systems. The capital expenditures for the year ended December 31, 2016 primarily related to the plant build outs of three new wind blade facilities, two in Mexico and one in Turkey. The capital expenditures for the year ended December 31, 2015 primarily related to the expansion of our China and Iowa wind blade facilities.

We anticipate fiscal year 2018 capital expenditures of between $85 million to $90 million. We estimate that the cost after December 31, 2017 that we will incur to complete our current projects in process is approximately $6.3 million. We have used and will continue to use cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Mexico and Iowa, continued investment in our existing China and Turkey wind blade facilities and costs at our corporate office to enhance our information technology systems.

Financing Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Proceeds from issuance of common stock sold in initial public offering, net of underwriters discount and offering costs	$—	$67,199	$—
Net proceeds from (repayment of) term loans	(3,750)	(930)	19,375
Net repayments of accounts receivable financing	(1,020)	(5,385)	(2,472)
Net repayments of working capital loans	(4,638)	(4,290)	(12,572)
Net proceeds from (repayments of) other debt	1,313	(4,765)	(2,777)
Debt issuance costs	(454)	—	(1,113)
Proceeds from exercise of stock options	1,430	—	—
Repurchase of common stock including shares withheld in lieu of income taxes	(1,264)	—	—
Restricted cash and other	(1,590)	(499)	(2,864)
Net cash provided by (used in) financing activities	$(9,973)	$51,330	$(2,423)

Net cash flows used in financing activities for the year ended December 31, 2017 totaled $10.0 million. The net cash flows provided by financing activities totaled $51.3 million for the year ended December 31, 2016. The net cash flows used in financing activities for the year ended December 31, 2015 totaled $2.4 million. Net cash flows used in financing activities for the year ended December 31, 2017 primarily reflects the net repayment of working capital loans, term loans and accounts receivable financings. Net cash flows provided by financing activities for the year ended December 31, 2016 primarily reflects the net proceeds received from our initial public offering, partially offset by repayments of working capital loans and accounts receivable loans. Net cash flows used in financing activities for the year ended December 31, 2015 primarily reflects the net repayments of working capital loans and accounts receivable loans as well as payments related to the acquisition of noncontrolling interest of our Turkey operation in 2013 and additions to restricted cash. This was partially offset by additional net proceeds from term loans.

Description of Our Indebtedness

Senior Financing Agreements (U.S.):

In December 2016, we amended and restated our previous credit facility (the Restated Credit Facility). The previous $100.0 million of available principal was replaced with a $75.0 million term loan and a $25.0 million revolving credit facility, which originally included a $15.0 million letter of credit sub-facility, which was increased to $20.0 million in April 2017. The borrowings under the Restated Credit Facility bear interest at a variable rate through maturity at the London Interbank Offered Rate (LIBOR), with a 1.0% floor, plus 5.75%. The Restated Credit Facility requires us to make quarterly principal payments in the amount of $0.9 million of the outstanding principal loan balance commencing in March 2017, with the remaining outstanding balance to be repaid on or before December 30, 2020. The Restated Credit Facility contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require us and our subsidiaries to satisfy certain capital expenditure and other financial covenants, and restricts the ability of us and our subsidiaries to incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales and declare dividends on its capital stock without the prior written consent of the lenders. The obligations under the Restated Credit Facility are secured by a lien on substantially all tangible and intangible property of us and our domestic subsidiaries and by a pledge by us and our domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to customary exceptions and exclusions from collateral.

If we prepay any of the outstanding principal loan balance prior to December 30, 2017, we are required to pay the lenders a premium in an amount equal to the amount of interest that otherwise would have been payable from the date of prepayment until December 30, 2017 plus 3.0% of the amount of the principal loan balance that was prepaid. None of the outstanding principal loan balance was prepaid prior to December 31, 2017. If we prepay any of the outstanding principal loan balance after December 30, 2017 through December 30, 2018, we are required to pay the lenders 2.0% of the principal loan balance that was prepaid, and if we prepay any of the outstanding loan balance after December 30, 2018 through December 30, 2019, we are required to pay a premium of 1.5% of the amount of the principal loan balance that was prepaid.

In connection with the Restated Credit Facility, in December 2016 we repaid our previous credit facility balance of $74.4 million, plus accrued interest, closing fees, a prepayment penalty and the reimbursement of certain lenders expenses incurred. More specifically, we expensed $2.4 million of the remaining deferred financing costs associated with the previous credit facility and the related $2.1 million prepayment penalty within the caption “Loss on extinguishment of debt” in the accompanying consolidated income statements. In addition, we incurred debt issuance costs related to the Restated Credit Facility totaling $2.2 million and these costs are being amortized to interest expense over the remaining term of the credit facility (48 months) using the effective interest method.

In December 2017, we amended the Restated Credit Facility to consent to the restructuring of our parent and subsidiaries, decreased the variable interest rate to LIBOR, with a 1.0% floor, plus 5.25% (6.94% as of December 31, 2017) and the amendment of certain capital expenditure and other financial covenants.  In connection with this amendment, the amendment fee of $0.4 million was recorded as a debt issuance cost and is being amortized to interest expense over the remaining term of the credit facility (36 months) using the effective interest method. As of December 31, 2017 and 2016, the aggregate outstanding balances under the Restated Credit Facility were $74.1 million and $77.8 million, respectively. We cannot assure you that we will be able to maintain appropriate minimum leverage or fixed-charge coverage ratio requirements in the future.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement with a financial institution in Turkey to provide up to $20.0 million (later increased to 21.0 million Euro, or approximately $25.2 million as of December 31, 2017) of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues annually at a variable rate of the annual Euro Interbank Offered Rate (EURIBOR) plus 5.75% (later updated to annual EURIBOR plus 5.95%) (5.95% as of December 31, 2017) and is paid quarterly. In December 2014, we obtained an additional $7.0 million (later decreased to $5.0 million) of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of December 31, 2017 and 2016 include $6.8 million and $15.1 million of accounts receivable financing and none and $4.6 million of unsecured financing, respectively.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month EURIBOR plus 6.5% (6.5% as of December 31, 2017). The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. No amounts were outstanding under this agreement as of December 31, 2017 and 2016.

In March 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 36.0 million Euro (approximately $43.1 million as of December 31, 2017) of short-term financing of which 20.0 million Euro (approximately $23.9 million as of December 31, 2017) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers, 12.5 million Euro (later increased to 15.0 million Euro, or approximately $18.0 million as of December 31, 2017) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.2 million as of December 31, 2017). Interest on the collateralized financing based on invoiced accounts receivable accrues at the one month EURIBOR plus 5.75% (5.75% as of December 31, 2017) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR plus 6.75% (6.75% as of December 31, 2017) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with an original final maturity date of March 2017 but it was later updated to February 2018. As of December 31, 2017 and 2016, there was $16.9 million and $15.8 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of December 31, 2017, there was $7.3 million outstanding under the collateralized financing based on invoiced accounts receivables, with no corresponding amounts outstanding as of December 31, 2016.

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

In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi (approximately $23.0 million as of December 31, 2017) which can be used for the purpose of domestic and foreign currency loans, issuing letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in February 2018). As of December 31, 2017, there were 127.0 million Renminbi (approximately $19.5 million as of December 31, 2017) of letters of guarantee used for customs clearance outstanding.

Equipment Leases and Other Arrangements: We have entered into certain capital lease, sale-leaseback and construction loan arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of December 31, 2017 and 2016, there was $18.5 million and $12.1 million outstanding under these arrangements, respectively.

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

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of December 31, 2017, we leased a total of approximately 4.3 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Taicang City, China; Taicang Port, China; Warren, Rhode Island; and Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $21 million for the full year 2018.

Other Contingencies

Other than as noted in “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K as of December 31, 2017 and 2016, we were not involved in any material litigation. In the future, however, we may become involved in various claims and legal actions arising in the ordinary course of business which may have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Our wind blades and other composite structures are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade or the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade (which could include significant transportation and installation costs) at our sole expense. At December 31, 2017 and 2016, we had accrued warranty reserves totaling $29.2 million and $19.9 million, respectively. The increase in the accrued warranty reserve during 2017 was primarily due to the accrual for fiscal 2017 sales, partially offset by reductions in the reserve due to the expiration of the warranty period for specific products.

We had no material operating expenditures for environmental matters, including government imposed remedial or corrective actions, during the years ended December 31, 2017, 2016 and 2015.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet arrangements, including transactions with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity or capital resources, other than our operating lease arrangements and the accounts receivable assignment agreement described below. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in consolidated financial statements and related notes.

In 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the year ended December 31, 2017, $78.1 million of receivables were sold to the financial institution.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of December 31, 2017:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations(1)	$35,506	$82,240	$5,810	$—	$123,556
Operating lease obligations(2)	20,608	36,406	25,893	43,725	126,632
Purchase obligations	1,447	1,148	—	—	2,595
Estimated interest payments(3)	8,100	10,684	452	—	19,236
Total contractual obligations	$65,661	$130,478	$32,155	$43,725	$272,019

(1)	See “—Description of Our Indebtedness” above.
(2)

Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Scottsdale, Arizona in addition to facilities in Iowa, Massachusetts, Rhode Island, New Mexico, China, Mexico and Turkey.

(3)	Includes interest on variable rate debt based on interest rates as of December 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to income taxes and warranty expense. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

As of December 31, 2017, we have U.S. federal NOLs of approximately $51.2 million, state NOLs of approximately $92.6 million and foreign tax credits of approximately $1.7 million available to offset future taxable income in the U.S. We also have tax incentives available to reduce approximately $2.8 million of future taxes to be incurred by our original Turkey facility.

On December 22, 2017, President Trump signed into law Tax Reform, which significantly revised U.S. tax law by, among other things, lowering the statutory federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, eliminating certain deductions, imposing a mandatory one-time transition tax, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Tax Reform also includes many new provisions, such as changes to bonus depreciation, changes to deductions for executive compensation, interest expense limitations, net operating loss deduction limitations, tax on GILTI earned by foreign corporate subsidiaries, the BEAT, and a deduction for FDII. Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, are not applicable to us until 2018, and we continue to evaluate the impact of such provisions of Tax Reform.

Tax Reform had minimum impact on our current earnings for the period ended December 31, 2017, due to the valuation allowances recorded against our U.S. deferred tax assets. The Transition Tax required us to recognize in the current year for US tax purposes $74.3 million of net foreign earnings even though we intend to continue to reinvest our foreign earnings for our growth outside the United States. See Note 16 – Income Taxes for a further discussion on the impacts of Tax Reform. We believe that we have sufficient tax attributes to offset the impacts of Tax Reform in the near term.

Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions in which we operate, principally, China, Mexico, and Turkey. Significant judgements and estimates are required in determining our consolidated income tax expense. The statutory federal corporate income tax rate in the U.S. will decrease from 35% to 21% beginning in January 2018, while the tax rates in China and Mexico are 25% and 30%, respectively. During the fourth quarter of 2017, Turkey also modified its statutory corporate income tax rate from 20% to 22% for 2018, 2019, and 2020. Our second Turkey facility is located in a tax-free zone and is not subject to income taxes for its earnings recognized from its manufacturing activities.

Warranty Expense. As discussed above, our wind blades are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade in the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade at our sole expense. We provide warranties for all of our products with terms and conditions that vary depending on the product sold. We record warranty expense based upon our estimate of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is reversed against the current year warranty expense amount.

Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, availability of materials, shipping and handling, and de-installation and re-installation costs at customers’ sites, among others. When a potential or actual warranty claim arises, we may accrue additional warranty reserves for the estimated cost of remediation or proposed settlement. We accrued $15.0 million during 2016 to cover the aggregate costs associated with the agreement that we entered into with Nordex to settle potential claims relating to a wind blade failure that occurred in 2015 and certain alleged defects with respect to that wind blade and certain other wind blades that were primarily manufactured in 2014. See “—Other Contingencies” above for more information. Except for these costs, we have not experienced other material warranty expenses beyond the provision described above in the years ended December 31, 2017, 2016 and 2015. However, changes in warranty reserves could have a material effect on our consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Jumpstart Our Business Startups Act of 2012

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

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

Foreign Currency Risk. We conduct international operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $8.9 million and $12.5 million for the years ended December 31, 2017 and 2016, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials. We have not hedged, nor do we intend to hedge, our commodity price exposure. We generally lock in pricing for our key raw materials for 12 months which protects us from price increases within that period. Additionally, the arrangements we have with our customers limit the impact of any price or cost increases. Finally, since many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we can also benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices but also enables us to take full advantage of decreases. We believe that a 10% change in the price of resin and resin systems, the commodities for which we do not have fixed pricing, would have had an impact to income from operations of approximately $13.3 million and $9.8 million for the years ended December 31, 2017 and 2016, respectively.

Interest Rate Risk. In our U.S. segment, we have an aggregate of $74.1 million outstanding under the Restated Credit Facility that is tied to LIBOR, which is used to refinance existing indebtedness, fund future growth opportunities and current operations. Our EMEA segment currently has three general credit agreements with Turkish financial institutions which are tied to EURIBOR. Each of the agreements contains collateralized financing on invoiced customer receivables, with two of the agreements also containing unsecured financing and the third agreement also containing collateralized financing of capital expenditures.  As of December 31, 2017, there was $14.1 million of collateralized financing on invoiced customer receivables and $16.9 million of collateralized financing of capital expenditures outstanding.  The Restated Credit Facility and three EMEA general credit agreements noted above are the only variable rate debt that we had outstanding as of December 31, 2017 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of December 31, 2017, a 10% change in the LIBOR or EURIBOR rate would not have a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2017 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

As required by Rules 13a-15(f) promulgated under the Exchange Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established under the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to “Business – Executive Officers” included in Part 1, Item 1 of this Annual Report on Form 10-K and the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2018 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

See Exhibit Index.

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TPI Composites, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TPI Composites, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona

March 8, 2018

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$148,113	$119,066
Restricted cash	3,849	2,259
Accounts receivable (Note 3)	121,576	67,842
Inventories	67,064	53,095
Inventories held for customer orders	64,858	52,308
Prepaid expenses and other current assets	27,507	30,657
Total current assets	432,967	325,227
Property, plant and equipment, net	123,480	91,166
Goodwill	2,807	2,807
Intangible assets, net	150	265
Other noncurrent assets	14,130	17,741
Total assets	$573,534	$437,206
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$166,743	$112,281
Accrued warranty	29,163	19,912
Deferred revenue	81,048	69,568
Customer deposits	10,134	1,390
Current maturities of long-term debt	35,506	33,403
Total current liabilities	322,594	236,554
Long-term debt, net of debt issuance costs and current maturities	85,879	89,752
Other noncurrent liabilities	4,444	4,393
Total liabilities	412,917	330,699
Commitments and contingencies (Note 14)
Stockholders’ equity: (Note 3)
Common shares, $0.01 par value, 100,000 shares authorized and 34,049 shares issued and 34,021 shares outstanding at December 31, 2017; 100,000 shares authorized and 33,737 shares issued and outstanding at December 31, 2016	340	337
Paid-in capital	301,543	292,833
Accumulated other comprehensive loss	(558)	(3,862)
Accumulated deficit	(140,197)	(182,801)
Treasury stock, at cost, 28 shares at December 31, 2017; no shares at December 31, 2016	(511)	—
Total stockholders’ equity	160,617	106,507
Total liabilities and stockholders’ equity	$573,534	$437,206

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Income Statements

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales (Note 3)	$930,281	$754,877	$585,852
Cost of sales	776,944	659,745	528,247
Startup and transition costs	40,628	18,127	15,860
Total cost of goods sold	817,572	677,872	544,107
Gross profit	112,709	77,005	41,745
General and administrative expenses	40,373	33,892	14,126
Income from operations	72,336	43,113	27,619
Other income (expense):
Interest income	95	344	161
Interest expense	(12,381)	(17,614)	(14,565)
Loss on extinguishment of debt	—	(4,487)	—
Realized loss on foreign currency remeasurement	(4,471)	(757)	(1,802)
Miscellaneous income	1,191	238	246
Total other expense	(15,566)	(22,276)	(15,960)
Income before income taxes	56,770	20,837	11,659
Income tax provision	(13,080)	(6,995)	(3,977)
Net income	43,690	13,842	7,682
Net income attributable to preferred stockholders	—	5,471	9,423
Net income (loss) attributable to common stockholders	$43,690	$8,371	$(1,741)
Weighted-average common shares outstanding:
Basic	33,844	17,530	4,238
Diluted	34,862	17,616	4,238
Net income (loss) per common share:
Basic	$1.29	$0.48	$(0.41)
Diluted	$1.25	$0.48	$(0.41)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$43,690	$13,842	$7,682
Other comprehensive income (loss):
Foreign currency translation adjustments	3,304	(3,837)	(2,363)
Comprehensive income	$46,994	$10,005	$5,319

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

	Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders' equity
	Shares	Amount	capital	income (loss)	deficit	at cost	(deficit)
Balance at December 31, 2014	4,238	$—	$—	$2,338	$(189,431)	$—	$(187,093)
Net income	—	—	—	—	7,682	—	7,682
Other comprehensive loss	—	—	—	(2,363)	—	—	(2,363)
Redeemable preferred shares fair value adjustment	—	—	—	—	(9,423)	—	(9,423)
Balance at December 31, 2015	4,238	—	—	(25)	(191,172)	—	(191,197)
Net income	—	—	—	—	13,842	—	13,842
Other comprehensive loss	—	—	—	(3,837)	—	—	(3,837)
Redeemable preferred shares fair value adjustment	—	—	—	—	(5,471)	—	(5,471)
Issuance of common stock sold in initial public offering (IPO), net of underwriters discount and offering costs	7,188	72	67,127	—	—	—	67,199
Conversion of convertible preferred shares into common stock upon consummation of IPO	21,110	253	202,993	—	—	—	203,246
Conversion of subordinated convertible promissory notes into common stock upon consummation of IPO	1,080	11	11,866	—	—	—	11,877
Conversion of redeemable preferred share warrants into common stock upon consummation of IPO	121	1	1,083	—	—	—	1,084
Share-based compensation expense	—	—	9,764	—	—	—	9,764
Balance at December 31, 2016	33,737	337	292,833	(3,862)	(182,801)	—	106,507
Cumulative-effect adjustment of the adoption of ASU 2016-09 on January 1, 2017	—	—	1,072	—	(1,086)	—	(14)
Net income	—	—	—	—	43,690	—	43,690
Other comprehensive income	—	—	—	3,304	—	—	3,304
Common stock repurchased	—	—	—	—	—	(1,264)	(1,264)
Issuances under share-based compensation plan	312	3	674	—	—	753	1,430
Share-based compensation expense	—	—	6,964	—	—	—	6,964
Balance at December 31, 2017	34,049	$340	$301,543	$(558)	$(140,197)	$(511)	$160,617

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$43,690	$13,842	$7,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,878	12,897	11,416
Share-based compensation expense	7,124	9,902	—
Amortization of debt issuance costs and debt discount	573	4,681	4,319
Loss on extinguishment of debt	—	4,487	—
Loss on disposal of property and equipment	334	2	187
Deferred income taxes	(1,068)	(2,782)	(765)
Changes in assets and liabilities:
Accounts receivable	(53,734)	5,071	(29,652)
Inventories	(26,519)	(4,967)	(626)
Prepaid expenses and other current assets	3,150	681	(10,978)
Other noncurrent assets	7,487	(8,291)	4,204
Accounts payable and accrued expenses	51,248	14,959	34,423
Accrued warranty	9,251	6,316	7,680
Customer deposits	8,744	(7,515)	(3,193)
Deferred revenue	11,480	4,048	6,044
Other noncurrent liabilities	25	510	552
Net cash provided by operating activities	82,663	53,841	31,293
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,828)	(30,507)	(26,361)
Proceeds from sale of assets	850	—	146
Net cash used in investing activities	(43,978)	(30,507)	(26,215)
Cash flows from financing activities:
Proceeds from issuance of common stock sold in initial public offering, net of underwriters discount and offering costs	—	67,199	—
Proceeds from term loans	—	—	20,000
Repayments of term loans	(3,750)	(930)	(625)
Net repayments of accounts receivable financing	(1,020)	(5,385)	(2,472)
Proceeds from working capital loans	9,936	15,813	11,690
Repayments of working capital loans	(14,574)	(20,103)	(24,262)
Proceeds from (repayments of) other debt	1,313	(4,765)	(2,777)
Proceeds from customer advances	—	2,000	—
Repayments of customer advances	—	(2,000)	—
Debt issuance costs	(454)	—	(1,113)
Proceeds from exercise of stock options	1,430	—	—
Repurchase of common stock including shares withheld in lieu of income taxes	(1,264)	—	—
Payment on acquisition of noncontrolling interest	—	—	(1,875)
Restricted cash	(1,590)	(499)	(989)
Net cash provided by (used in) financing activities	(9,973)	51,330	(2,423)
Impact of foreign exchange rates on cash and cash equivalents	335	(1,515)	(330)
Net change in cash and cash equivalents	29,047	73,149	2,325
Cash and cash equivalents, beginning of year	119,066	45,917	43,592
Cash and cash equivalents, end of year	$148,113	$119,066	$45,917
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,803	$11,126	$9,439
Cash paid for income taxes, net	17,263	8,506	3,087
Supplemental disclosures of noncash investing and financing activities:
Conversion of subordinated convertible promissory notes into common stock	—	11,877	—
Accrued capital expenditures in accounts payable	5,725	2,664	1,860
Equipment acquired through capital lease and financing obligations	6,206	10,011	5,004
Customer advances applied to accounts receivable	—	—	1,171
Debt refinance and related fees	—	2,163	—

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

(a) Description of Business and Basis of Presentation

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Juárez, Mexico, Matamoros, Mexico, Izmir, Turkey and Kolding, Denmark.

The Company divides its business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA), as follows:

•

The U.S. segment includes (1) the manufacturing of wind blades at the Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at the Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which the Company also conducts at its existing Rhode Island and Massachusetts facilities, (4) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (5) our corporate headquarters, the costs of which are included in general and administrative expenses. In January 2018, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Newton, Iowa and they expect to commence operations at this facility in the first half of 2018.

•

The Asia segment includes (1) the manufacturing of wind blades at the facility in Taicang Port, China and at its two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at the Taicang City, China facility, (3) the manufacture of components at the second Taicang Port, China facility and (4) wind blade inspection and repair services.

•

The Mexico segment manufactures wind blades from its three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017. In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and they expect to commence operations at this facility in the second half of 2018.

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

(b) Public Offerings and Stock Split

In July 2016, the Company completed an initial public offering (IPO) of 7,187,500 shares of its common stock at a price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of the Company’s existing stockholders, a non-employee director and executive officers purchased an aggregate of 1,250,000 shares of common stock in the IPO included in the total issuance above. The net proceeds from the IPO were $67.2 million after deducting underwriting discounts and offering expenses. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

of 21,110,204 shares of common stock and the redeemable preferred share warrants converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share.

Prior to the IPO, in July 2016 the Company amended its amended and restated certificate of incorporation to effect a 360-for-1 forward stock split of its common stock. As a result of the stock split, the Company has adjusted the share amounts authorized and issuable under the share-based compensation plans. All share and per share common stock information (including the share-based compensation plans) referenced throughout the consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock split. The stock split did not cause an adjustment to the par value of the authorized shares of common stock.

In May 2017, the Company completed a secondary public offering of 5,075,000 shares of its common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing stockholders and certain of the Company’s executive officers. The selling stockholders received all of the net proceeds of $78.8 million from the secondary public offering. The Company did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by the Company in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying consolidated income statement.

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

The precision molding and assembly systems provided for in each customer’s contract are based upon the specific engineering requirements and design of the customer relative to the wind blade design and function desired. From the customer’s engineering specifications, a job cost estimate is developed along with a production plan, and margin is applied based on the location the work is to be performed, customer and complexity of the work to be performed. Precision molding and assembly systems are built to produce wind blades which are manufactured in production runs specified in the customer contract.

As wind blades and precision molding and assembly systems used in the production of composite products each have stand-alone value to the customer, revenue from these items are recognized when those specific items are accepted by the customer as meeting the contractual technical specifications and delivered to the customer. Delivery of wind blades and precision molding and assembly systems generally takes place as defined in the contract at the facility where the precision molding and assembly systems are produced at which point the precision molding and assembly systems become exclusive property of the customer. The customer is generally then responsible for transportation and may transport the composite mold to its own or the Company’s wind blade production facility where the precision molding and assembly systems are placed into service. Revenue related to engineering and freight services provided under customer contracts is recognized upon completion of the services being provided. Customers usually pay the cost of shipping associated with items produced directly to the carrier, but if paid by the Company, that cost is included in cost of goods sold and amounts invoiced for shipping and handling are included in revenue.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

net realizable value in inventory held for customer orders included on the consolidated balance sheets. Inventory held for customer orders is physically segregated from finished goods and is accounted for separately within the Company’s accounting records.

Wind blade pricing is based on annual commitments of volume as established in the customer’s contract with orders less than committed volume resulting in additional costs per wind blade to customers; however, orders in excess of annual commitments may, but generally do not, result in discounts to customers from the contracted price for the committed volume. Customers may utilize early payment discounts which are reported as a reduction of revenue at the time the discount is taken.

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

(e) General and Administrative Expense

General and administrative expenses are primarily incurred at the Company’s corporate headquarters and research facilities and include salaries, benefits and other personnel related costs for employees engaged in research and development, engineering, finance, information technology, human resources, business development, global operational excellence, global supply chain, in-house legal and executive management. Other costs include outside legal and accounting fees, risk management (insurance), share-based compensation and certain other administrative and global resources costs. For the years ended December 31, 2017, 2016 and 2015, total research and development expenses not performed at our manufacturing facilities (included in general and administrative expenses) totaled $1.6 million, $1.5 million and $0.9 million, respectively.

(f) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

As of December 31, 2017 and 2016, the Taicang plants had unrestricted cash of $42.8 million and $8.3 million, respectively, in bank accounts in China. As of December 31, 2017 and 2016, the Dafeng plant had unrestricted cash of $3.5 million and $4.0 million, respectively, in bank accounts in China. The Chinese government imposes certain restrictions on transferring cash out of China. The local governments in Turkey and Mexico impose no such restrictions on transferring cash out of the respective country.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2017, the Company had provided for cash deposits for letters of guarantee used for customs clearance related to our China locations totaling $3.8 million.  As of December 31, 2016, the Company has provided fully cash-collateralized letters of credit in connection with certain facility leases and with one of the Company’s workers’ compensation providers totaling $2.3 million. These amounts are reported as restricted cash in the Company’s consolidated balance sheets.

As of December 31, 2017, the Company maintained a long-term deposit in interest bearing accounts, related to fully cash-collateralized letters of credit in connection an equipment lessor in Iowa, totaling $0.5 million.  As of December 31, 2016, the Company maintained long-term deposits in interest bearing accounts, related to fully cash-collateralized letters of credit in connection with the facility leases at our Mexico locations and an equipment lessor in Iowa, totaling $8.5 million. See Note 9, Other Noncurrent Assets.

(g) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. The Company follows the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each customer’s financial condition and is generally unsecured. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. Accounts are considered past due if outstanding longer than contractual payment terms. The Company records an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. The Company charges-off accounts receivable after all reasonable collection efforts have been exhausted. The Company credits payments subsequently received on such receivables to bad debt expense in the period payment is received. The Company records delinquent finance charges on outstanding accounts receivables only if they are collected. The Company wrote off $0.2 million during 2017, $0.5 million during 2016 and did not write off any material amounts due during 2015, and does not have any off-balance-sheet credit exposure related to its customers. See Note 4, Accounts Receivable.

(h) Inventories

Inventories are measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the first-in, first-out method for raw materials and specific identification for work in process and finished goods inventories. Actual cost includes the cost of materials, direct labor, and applied manufacturing overhead. Write-downs to reduce the carrying cost of obsolete, slow-moving, and unusable inventory to net realizable value are recognized in cost of goods sold. The effect of these write-downs establishes a new cost basis in the related inventory, which is not subsequently written up. See Note 5, Inventories.

(i) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. See Note 7, Property, Plant and Equipment, Net.

Estimated useful lives
Machinery and equipment	7–10 years
Buildings	20 years
Leasehold improvements	5 to 10 years, or the term of the lease, if shorter
Office equipment and software	3 to 5 years
Furniture	5 years
Vehicles	5 years

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(k) Goodwill and Intangible Assets

Goodwill represents the excess of the acquisition cost of Composite Solutions, Inc. from True North Partners, LLC in 2004 over the fair value of identifiable assets acquired and liabilities assumed. Goodwill, which is entirely in the U.S. segment, is evaluated for impairment annually on October 31 and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, the Company uses a two-step approach. Step one compares the fair value of the related reporting unit (calculated using the discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, impairment is recognized for that difference. The Company may first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company performed its annual goodwill impairment test during 2017 and determined that it is more-likely-than-not that its fair value exceeds its carrying amount.

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

(l) Warranty Expense

The Company provides a limited warranty for its mold and wind blade products, including parts and labor, with terms and conditions that vary depending on the product sold, generally for periods that range from two to five years. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is reversed against the current year warranty expense amount. See Note 10, Accrued Warranty.

(m) Foreign Currency Translation Adjustments

The reporting currency of the Company is the U.S. dollar. However, the Company has non-U.S. operating segments in Mexico, Turkey and China.

•	The U.S. parent companies of the four Mexico operations, each of which are wholly-owned subsidiaries of TPI Composites, Inc., maintain their books and records in U.S. dollars.
•	The Mexico operations maintain their books and records through multiple legal entities that are denominated in the local Mexican currency, the Peso.
•	The Turkey operations maintain their books and records in the local Turkish currency, the Lira.
•	The U.S. parent company of the China operations and a wholly-owned subsidiary of TPI Composites, Inc., maintains its books and records in U.S. dollars.
•	The China operations maintain their books and records in the local Chinese currency, the Renminbi.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Foreign currency transaction gains and losses are reported in realized loss on foreign currency remeasurement in the Company’s consolidated income statements. Translation adjustments are reported in accumulated other comprehensive loss in the Company’s consolidated balance sheets. Currency translation adjustments for the years ended December 31, 2017, 2016 and 2015 amounted to a gain of $3.3 million and losses of $3.8 million and $2.4 million, respectively.

(n) Share-Based Compensation

The Company maintains two active incentive compensation plans: the 2008 Stock Option and Grant Plan and the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). In May 2015, the Company’s board of directors and stockholders adopted and approved the 2015 Plan, which provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights to certain employees, non-employee directors and consultants. The term of stock options issued under the 2015 Plan may not exceed ten years from the date of grant. Under the 2015 Plan, incentive stock options and non-qualified stock options are granted at an exercise price that is not to be less than 100% of the fair market value of the common stock of the Company on the date of grant, as determined by the Compensation Committee of the board of directors. Stock options become vested and exercisable at such times and under such conditions as determined by the Compensation Committee on the date of grant. Upon approval of the 2015 Plan, no future grants will be made from the 2008 Stock Option and Grant Plan.

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

Forfeitures. Share-based compensation expense is reversed when the service-based award is forfeited.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(o) Leases

Leases are classified as either operating leases or capital leases. Assets acquired under capital leases are amortized on the same basis as similar property, plant and equipment. Rental payments, including rent holidays, leasehold incentives, and scheduled rent increases are expensed on a straight-line basis over the lease term including any applicable renewals. Leasehold improvements are amortized over the shorter of the depreciable lives of the corresponding fixed assets or the lease term including any applicable renewals.

(p) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 740, Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on the Company’s ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more-likely-than-not that a deferred tax asset will not be realized. Interest and penalties related to unrecognized tax benefits are reported in income tax expense, See Note 16, Income Taxes.

(q) Net Income Attributable to Preferred Stockholders

Net income attributable to preferred stockholders relates to the accrual of dividends on the Company’s convertible and senior redeemable preferred shares, the accretion to redemption amounts on its convertible preferred shares and warrant fair value adjustment. Immediately prior to the closing of our IPO, all preferred shares were converted into shares of the Company’s common stock and as a result, the accrual of dividends ceased.

(r) Net Income (Loss) Per Share Calculation

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during a period. Diluted net income per common share is computed by dividing the net income, adjusted on an as-if-converted basis, by the weighted-average number of common shares outstanding plus potentially dilutive securities. The table below reflects the calculation of the weighted-average number of common shares outstanding, on an as if converted basis, used in computing basic and diluted earnings per common share for the years ended December 31:

	2017	2016	2015
	(in thousands)
Basic weighted-average shares outstanding	33,844	17,530	4,238
Effect of dilutive stock options and warrants	1,018	86	—
Diluted weighted-average shares outstanding	34,862	17,616	4,238

The Company did not have potential dilutive securities that are not included in the diluted net income per share calculation for the years ended December 31, 2017 and 2016. The Company had potentially dilutive securities of 4,571,007 outstanding for the year ended December 31, 2015 that are not shown in the diluted net loss per share calculation because their effect would be anti-dilutive. The potentially dilutive securities excluded from the calculation include common shares issued upon conversion or exercise of options and warrants.

(s) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, realizability of intangible assets and deferred tax assets, inventory valuation, relative

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

selling prices for revenue recognition, fair value of stock options and warrants, warranty reserves and other contingencies.

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

The Company will adopt Topic 606 as of January 1, 2018 with retrospective application to January 1, 2016 through December 31, 2017. Based on the Company’s evaluation of the new standard, revenue recognition in accordance with Topic 606 differs from the current guidance provided by GAAP as outlined in the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 104, which requires the Company to defer recognition of revenue until the risk of loss has passed to the customer and delivery has been made or a fixed delivery schedule has been provided by the customer. As the Company’s products have no alternative use to the Company due to contractual restrictions placed by each customer on the technical specifications and design of the products, the Company has determined that revenue upon adoption of Topic 606 will be recognized over time during the course of the production process and when control is transferred to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company expects that the adoption of Topic 606 will have a material impact on the amount of net sales, cost of goods sold and income from operations reported in the consolidated income statements in future periods. In accordance with Topic 606, revenues will be recognized over the course of the production process, whereas currently it is recognized as blades are delivered to the customer. An increased amount of revenue will be recognized at the beginning of production under a contract and upon contract amendments as the learning curve associated with starting up production and transitions of manufacturing lines generates revenue whereas previously these activities would be considered period costs and revenue was recognized when the product was delivered to the customer. Further, since revenue will be recognized over time for manufacturing contracts, future net sales will include amounts related to products that are in production as of the period end. Finally, the gross profit realized in the period and over the remaining term of the contract will be impacted by the changes related to the timing and amount of revenue recognized for products in the production process.

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

Based on the progress made to date on the retrospective application of Topic 606, the Company’s preliminary estimate of the restated net sales and income from operations for the year ended December 31, 2017 is $955 million and $70 million, respectively.  Similarly, for the year ended December 31, 2016, the Company’s preliminary estimate of the restated net sales and income from operations is $770 million and $54 million, respectively.

The changes noted above involving the timing of revenue recognition will materially impact the amount of reported assets and liabilities on the consolidated balance sheet associated with the Company’s manufacturing contracts. Upon adoption of Topic 606, the Company will include amounts recognized in revenue for products in production as contract assets on the consolidated balance sheet, which differs from the current practice of including the balances in inventory, and will include an amount for the margin recognized to date. The Company will no longer report inventory held for customer orders since revenue will be recognized over the course of the production process, which will include an amount for the margin recognized to date, and before the product is delivered to the customer. Work performed as production takes place will lead to revenue recognition and be included in the consolidated balance sheet under contract assets. The Company expects that contract liabilities will be reported for amounts collected from customers in advance of the production of products. The Company does not expect to have deferred revenue as revenue for products will be recognized over time.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has performed the following steps in the project plan for the adoption of Topic 606 and the retrospective application:

•

Completed an assessment identifying all customer contracts in place as of December 31, 2017, that would have had revenue recognized during the period from January 1, 2016, to current and determined the appropriate application of Topic 606.

•	Identified the performance obligations within the customer contracts and determined the transaction price, variable consideration and allocation to each performance obligation.
•	Determined that the performance obligations in our customer contracts are satisfied as control is transferred over time.
•	Developed models to perform the recalculation of revenue as required by Topic 606 which facilitates the necessary adjusting entries to complete the retrospective application.
•

Identified and begun necessary enhancements to the Company’s enterprise resource management system to streamline future accounting and financial reporting functions and enhance the system of internal control over financial reporting.

The Company has not completed the final validation of the forecasted future net sales and costs and the evaluation of the results of the retrospective application.  The Company plans to complete these final steps in time to report in accordance with Topic 606 for the first quarterly filing on Form 10-Q for the three months ended March 31, 2018. However, until these steps are completed, the preliminary estimates presented above are subject to change.

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

Income Taxes

In December of 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides relief for companies that have not completed their accounting for the effects of The Tax Cuts and Jobs Act (Tax Reform) but can determine a reasonable estimate of those effects to allow them to include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year “measurement period” which is similar to the measurement period used when accounting for business combinations. In the accompanying consolidated financial statements, the Company has not

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

completed its accounting for all the tax effects associated with the enactment of Tax Reform. However, the Company has, in certain cases made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the current year that are of significance, or potential significance, to the Company.

Note 2. Significant Risks and Uncertainties

The Company’s revenues and receivables are from a small number of customers. As such, the Company’s production levels are dependent on these customers’ orders. See Note 17, Concentration of Customers.

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2017 and 2016. At December 31, 2017 and 2016, the Company had $98.9 million and $103.4 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts.

The Company also maintains cash in bank deposit accounts outside the U.S. with no insurance. At December 31, 2017, this includes $0.7 million in Turkey, $46.3 million in China and $2.2 million in Mexico. The Company has not experienced losses in these accounts. In addition, the Company has short-term deposits in interest bearing accounts of $3.8 million in China, which are reported as restricted cash in the Company’s consolidated balance sheets. The Company also has long-term deposits in interest bearing accounts of $0.5 million in Iowa. See Note 9, Other Noncurrent Assets.

Note 3. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and its consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE has been a debtor, creditor and holder of both preferred and common shares. During the second quarter of 2017, GE reduced its holdings of the Company’s common shares to less than five percent of the total shares outstanding and then completely divested of the Company’s common shares during the third quarter.

The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. The supply agreements in Taicang Port, China and Izmir, Turkey expired in December 31, 2017 and GE decided not to renew or extend these two contracts. As a result of the supply agreements, GE is the Company’s largest customer. For the six months ended June 30, 2017, the Company recorded related-party sales with GE of $187.3 million. As disclosed in Note 17, Concentration of Customers, for the years ended December 31, 2017, 2016 and 2015, the Company recorded sales with GE of $413.2 million, $379.9 million and $312.5 million, respectively. As of December 31, 2017 and 2016, the Company had accounts receivables related to sales to GE of approximately $22.2 million and $16.6 million, respectively.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Partners, were converted into an aggregate of 1,079,749 shares of common stock concurrent with the closing of the IPO at the public offering price of $11.00 per share.

In connection with the Company’s secondary offering in May 2017, certain entities associated with Element Partners, Angeleno Group, Landmark Partners and NGP Energy Technology Partners, L.P, as well as certain executive officers of the Company sold an aggregate of 5,075,000 shares of common stock at the public offering price of $16.35 per share.

Note 4. Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2017	2016
	(in thousands)
Trade accounts receivable	$117,794	$66,612
Other accounts receivable	3,782	1,230
Total accounts receivable	$121,576	$67,842

Note 5. Inventories

Inventories at December 31 consisted of the following:

	2017	2016
	(in thousands)
Raw materials	$28,795	$29,278
Work in process	33,623	21,169
Finished goods	4,646	2,648
Total inventories	$67,064	$53,095

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31 consisted of the following:

	2017	2016
	(in thousands)
Refundable value-added tax	$11,507	$5,229
Prepaid customs and duty charges	280	8,289
Deposits	5,585	8,135
Prepaid rebates	—	519
Other prepaid expenses	9,357	8,130
Other current assets	778	355
Total prepaid expenses and other current assets	$27,507	$30,657

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consisted of the following:

	2017	2016
	(in thousands)
Machinery and equipment	$100,681	$70,481
Buildings	14,711	13,449
Leasehold improvements	21,853	16,818
Office equipment and software	18,664	6,403
Furniture	19,017	15,883
Vehicles	294	342
Construction in progress	10,687	11,592
Total property, plant and equipment, gross	185,907	134,968
Accumulated depreciation	(62,427)	(43,802)
Total property, plant and equipment, net	$123,480	$91,166

As of December 31, 2017, the Company had undertaken projects including the construction and outfitting of its second and third wind blade production facilities in Juárez, Mexico, its second wind blade production facility in Izmir, Turkey, the expansion and improvements at certain of our existing wind blade production facilities and costs at our corporate office to enhance our information technology systems.

Total depreciation for the years ended December 31, 2017, 2016 and 2015 was $20.8 million, $12.7 million and $10.6 million, respectively.

As of December 31, 2017, the cost and accumulated depreciation of property, plant and equipment that the Company is leasing under capital lease arrangements is $29.7 million and $8.0 million, respectively. As of December 31, 2016, the cost and accumulated depreciation of property, plant and equipment that the Company is leasing under capital lease arrangements is $23.4 million and $4.4 million, respectively.

Note 8. Intangible Assets, Net

Carrying values and estimated useful lives of intangible assets as of December 31, 2017, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Patents	13 years	$2,000	$(2,000)	$—
Trademarks	Indefinite	150	—	150
Total intangible assets, net		$2,150	$(2,000)	$150

Carrying values and estimated useful lives of intangible assets as of December 31, 2016, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Patents	13 years	$2,000	$(1,885)	$115
Trademarks	Indefinite	150	—	150
Total intangible assets, net		$2,150	$(1,885)	$265

During the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of $0.1 million, $0.2 million and $0.8 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9. Other Noncurrent Assets

Other noncurrent assets at December 31 consisted of the following:

	2017	2016
	(in thousands)
Restricted cash	$475	$8,538
Deferred tax assets	8,304	5,131
Land use right	1,708	1,648
Deposits	3,238	2,422
Other	405	2
Total other noncurrent assets	$14,130	$17,741

As of December 31, 2017 and 2016, the Company maintained long-term deposits in interest bearing accounts related to fully cash-collateralized letter of credit in connection with an equipment lessor in Iowa totaling approximately $0.5 million. As of December 31, 2016, the Company also maintained long-term deposits in interest bearing accounts, related to fully cash-collateralized letters of credit in connection with the facility leases at its Mexico locations, totaling approximately $8.1 million.

As a result of the refinancing of our previous credit facility, in the first quarter of 2017, approximately $8.1 million of long-term deposits in interest bearing accounts related to fully cash-collateralized letters of credit were returned to the Company and applied against its letter of credit sub-facility under the Restated Credit Facility.

The land use right was purchased during 2007 and permits the Company to use the land where the Taicang Port, China facility, owned by the Company, is situated. The Company is amortizing the land use right on a straight-line basis over its 50 year life. Amortization of the land use right began upon the opening of the plant in 2008.

Note 10. Accrued Warranty

Warranty accrual at December 31 consisted of the following:

	2017	2016	2015
	(in thousands)
Warranty accrual at beginning of year	$19,912	$13,596	$5,916
Accrual during the year	15,364	18,886	10,653
Cost of warranty services provided during the year (1)	(1,986)	(10,808)	(1,349)
Reduction of reserves	(4,127)	(1,762)	(1,624)
Warranty accrual at end of year	$29,163	$19,912	$13,596

(1)	The 2016 amount includes an 8.0 million Euro ($8.5 million) payment related to the Nordex settlement agreement.

Note 11. Customer Deposits

The Company regularly enters into contracts for the production of composite structures that require the purchase of raw materials specific to the customers’ orders. As such, the Company may require that customers pay a deposit prior to the beginning of production. The customer deposits are recorded as current liabilities in the consolidated balance sheets and are reduced as the Company invoices its customers for work performed or the products are delivered. As of December 31, 2017 and 2016, the Company had customer deposits of $10.1 million and $1.4 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Share-Based Compensation

Since 2015, the Company has granted awards of stock options and restricted stock units (RSUs) to certain employees and non-employee directors under the 2015 Plan. Each award granted prior to the consummation of the Company’s IPO included a performance condition that required the completion of an initial public offering by the Company and a required vesting period of one to four years commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, the Company began recording compensation expense in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation to be expensed over the remaining vesting period.

Upon completion of the IPO and the achievement of the performance condition, the Company was required to record share-based compensation expense for the requisite service period from the grant date which included approximately $3.6 million related to the portion of the service period from the grant date through December 31, 2015.  No share-based compensation expense was recorded during the year ended December 31, 2015.

The share-based compensation expense recognized in the consolidated income statements for the years ended December 31 was as follows:

	2017	2016
	(in thousands)
Cost of goods sold	$1,070	$1,505
General and administrative expenses	6,054	8,397
Total share-based compensation expense	$7,124	$9,902

The share-based compensation expense recognized by award type for the years ended December 31 was as follows:

	2017	2016
	(in thousands)
RSUs	$2,808	$3,457
Stock options	4,316	6,445
Total share-based compensation expense	$7,124	$9,902

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The summary of activity for the Company’s incentive plans is as follows:

		Stock Options			RSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2014	1,032,950	35,703	$8.49	35,703	—	$—
Increase in shares authorized	6,317,031	—	—		—	—
Granted	(4,001,040)	3,269,160	11.92		731,880	10.89
Exercised/vested	—	—	—		—	—
Forfeited/cancelled	43,200	(43,200)	10.87		—	—
Balance as of December 31, 2015	3,392,141	3,261,663	11.90	35,703	731,880	10.89
Increase in shares authorized	169,546	—	—		—	—
Granted	(493,990)	493,990	17.37		—	—
Exercised/vested	—	—	—		—	—
Forfeited/cancelled	519,995	(424,235)	11.78		(95,760)	10.87
Balance as of December 31, 2016	3,587,692	3,331,418	12.72	25,828	636,120	10.90
Increase in shares authorized	1,349,475	—	—		—	—
Granted	(433,700)	213,200	19.70		220,500	22.42
Exercised/vested	—	(138,878)	10.83		(218,040)	10.95
Forfeited/cancelled	227,650	(202,450)	11.54		(25,200)	10.87
Balance as of December 31, 2017	4,731,117	3,203,290	13.34	890,433	613,380	15.02

The grant date fair value of RSUs which vested during the year ended December 31, 2017 was $2.4 million.  In addition, during 2017, the Company repurchased 68,815 shares for $1.3 million related to tax withholding requirements on vested RSU awards.

The following table summarizes the outstanding and exercisable stock option awards as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	22,728	2.0	$8.49	22,728	$8.49
$10.87	1,973,349	7.4	10.87	562,615	10.87
$11.00 to $16.53	656,523	8.0	16.12	198,472	16.27
$17.68 to $18.70	342,790	8.4	18.68	106,618	18.68
$18.77 to $22.34	207,900	9.7	19.79	—	—
$8.49 to $22.34	3,203,290	7.8	13.34	890,433	12.95

The following table contains additional information pertaining to stock options for the years ended December 31:

	2017	2016	2015
	(in thousands)
Total intrinsic value of stock options outstanding	$22,804	$12,251	$34,388
Total intrinsic value of stock options exercisable	6,688	195	498
Cash received from the exercise of stock options	1,430	—	—
Fair value of stock options vested	4,931	—	—

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2017, the unamortized cost of the outstanding RSUs was $5.0 million, which the Company expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.5 years. Additionally, the total unrecognized cost related to non-vested stock option awards was $4.8 million, which the Company expects to recognize in the consolidated financial statements over a weighted-average period of approximately 1.8 years. As of December 31, 2016, the unamortized cost of the outstanding RSUs was $2.8 million, which the Company expected to recognize in the consolidated financial statements over a weighted-average period of approximately 1.8 years. Additionally, the total unrecognized cost related to non-vested stock option awards was $7.3 million, which the Company expected to recognize in the consolidated financial statements over a weighted-average period of approximately 2.1 years.

The fair value of the stock options granted during the years ended December 31 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2017	2016	2015
Weighted-average fair value	$9.10	$5.14	$5.02
Expected volatility	45.0%	45.2%	42.7%
Expected life	6.3 years	6.3 years	6.3 years
Risk-free interest rate	1.5%	0.9%	0.7%
Dividend yield	0.0%	0.0%	0.0%

Note 13. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, as of December 31 consisted of the following:

	2017	2016
	(in thousands)
Senior term loan—U.S.	$71,250	$75,000
Senior revolving loan—US	2,820	2,820
Accounts receivable financing—EMEA	14,100	15,120
Unsecured financing—EMEA	—	4,638
Equipment financing—EMEA	16,901	15,813
Equipment capital lease—U.S.	536	2,016
Equipment capital lease—EMEA	5,058	1,898
Equipment capital lease—Mexico	12,844	8,037
Equipment loan—Mexico	47	103
Total debt - principal	123,556	125,445
Less: Debt issuance costs	(2,171)	(2,290)
Total debt, net of debt issuance costs	121,385	123,155
Less: Current maturities of long-term debt	(35,506)	(33,403)
Long-term debt, net of debt issuance costs and current maturities	$85,879	$89,752

Senior Financing Agreements (U.S.):

In December 2016, the Company amended and restated the previous credit facility (the Restated Credit Facility). The previous $100.0 million of available principal was replaced with a $75.0 million term loan and a $25.0 million revolving credit facility, which originally included a $15.0 million letter of credit sub-facility, which was increased to $20.0 million in April 2017. The borrowings under the Restated Credit Facility bear interest at a variable rate through maturity at the London Interbank Offered Rate (LIBOR), with a 1.0% floor, plus 5.75%. The Restated Credit Facility requires us to make quarterly principal payments in the amount of $0.9 million of the outstanding principal loan balance commencing in March 2017, with the remaining outstanding balance to be repaid on or before December 30, 2020. The Restated Credit Facility contains customary affirmative covenants, negative covenants and events of default, including covenants and restrictions that, among other things, require the Company

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

and its subsidiaries to satisfy certain capital expenditure and other financial covenants, and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, enter into joint ventures or partnerships, engage in mergers and acquisitions, engage in asset sales and declare dividends on its capital stock without the prior written consent of the lenders. The obligations under the Restated Credit Facility are secured by a lien on substantially all tangible and intangible property of the Company and its domestic subsidiaries and by a pledge by the Company and its domestic subsidiaries of 65% of the equity of their direct foreign subsidiaries, subject to customary exceptions and exclusions from collateral.

If the Company prepays any of the outstanding principal loan balance prior to December 30, 2017, the Company is required to pay the lenders a premium in an amount equal to the amount of interest that otherwise would have been payable from the date of prepayment until December 30, 2017 plus 3.0% of the amount of the principal loan balance that was prepaid. None of the outstanding principal loan balance was prepaid prior to December 31, 2017. If the Company prepays any of the outstanding principal loan balance after December 30, 2017 through December 30, 2018, the Company is required to pay the lenders 2.0% of the principal loan balance that was prepaid, and if the Company prepays any of the outstanding loan balance after December 30, 2018 through December 30, 2019, the Company is required to pay a premium of 1.5% of the amount of the principal loan balance that was prepaid.

In connection with the Restated Credit Facility, in December 2016 the Company repaid our previous credit facility balance of $74.4 million, plus accrued interest, closing fees, a prepayment penalty and the reimbursement of certain lenders expenses incurred. More specifically, the Company expensed $2.4 million of the remaining deferred financing costs associated with the previous credit facility and the related $2.1 million prepayment penalty within the caption “Loss on extinguishment of debt” in the accompanying consolidated income statements. In addition, the Company incurred debt issuance costs related to the Restated Credit Facility totaling $2.2 million and these costs are being amortized to interest expense over the remaining term of the credit facility (48 months) using the effective interest method.

In December 2017, the Company amended the Restated Credit Facility to consent to the restructuring of our parent and subsidiaries, decreased the variable interest rate to LIBOR, with a 1.0% floor, plus 5.25% (6.94% as of December 31, 2017) and the amendment of certain capital expenditure and other financial covenants.  In connection with this amendment, the amendment fee of $0.4 million was recorded as a debt issuance cost and is being amortized to interest expense over the remaining term of the credit facility (36 months) using the effective interest method. As of December 31, 2017 and 2016, the aggregate outstanding balances under the Restated Credit Facility were $74.1 million and $77.8 million, respectively. The Company cannot assure you that they will be able to maintain appropriate minimum leverage or fixed-charge coverage ratio requirements in the future.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, the Company renewed a general credit agreement with a financial institution in Turkey to provide up to $20.0 million (later increased to 21.0 million Euro, or approximately $25.2 million as of December 31, 2017) of short-term collateralized financing on invoiced accounts receivable of one of the EMEA segment’s customers. Interest accrues annually at a variable rate of the annual Euro Interbank Offered Rate (EURIBOR) plus 5.75% (later updated to annual EURIBOR plus 5.95%) (5.95% as of December 31, 2017) and is paid quarterly. In December 2014, Turkey obtained an additional $7.0 million (later decreased to $5.0 million) of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of December 31, 2017 and 2016 include $6.8 million and $15.1 million of accounts receivable financing and none and $4.6 million of unsecured financing, respectively.

In December 2014, the Company entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of Turkey’s customers, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month EURIBOR plus 6.5% (6.5% as of December 31, 2017). The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. No amounts were outstanding under this agreement as of December 31, 2017 and 2016.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In March 2016, the Company entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 36.0 million Euro ( approximately $43.1 million as of December 31, 2017) of short-term financing of which 20.0 million Euro (approximately $23.9 million as of December 31, 2017) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers, 12.5 million Euro (later increased to 15.0 million Euro, or approximately $18.0 million as of December 31, 2017) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.2 million as of December 31, 2017) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivable accrues at the one month EURIBOR plus 5.75% (5.75% as of December 31, 2017) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR plus 6.75% (6.75% as of December 31, 2017) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with an original final maturity date of March 2017 but it was later updated to February 2018. As of December 31, 2017 and 2016, there was $16.9 million and $15.8 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of December 31, 2017, there was $7.3 million outstanding under the collateralized financing based on invoiced accounts receivables, with no corresponding amounts outstanding as of December 31, 2016.

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

In February 2017, the Company entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi (approximately $23.0 million as of December 31, 2017) which can be used for the purpose of domestic and foreign currency loans, issuing letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in February 2018).  As of December 31, 2017, there were 127.0 million Renminbi (approximately $19.5 million as of December 31, 2017) of letters of guarantee used for customs clearance outstanding.

Equipment Leases and Other Arrangements:

U.S.: In March 2014, the Company entered into a lease agreement with a leasing company for the initial lease of up to $2.2 million of machinery and equipment at its Iowa facility. The lease agreement was subsequently amended and the amount of machinery and equipment available for lease was increased to $5.4 million. The lease includes an implied effective interest rate of 4.3% annually and requires monthly payments during each 24 month term. As of December 31, 2017 and 2016, there was $0.5 million and $2.0 million outstanding under this agreement.

EMEA: In 2013, the Company entered into a finance lease agreement with a financial institution in Turkey for the initial lease of up to $4.9 million of machinery, equipment and building improvements at its Turkey facility. The term of the lease was for four years at an effective interest rate of 6.0%. The loan is to be repaid in monthly installments through 2017. The financing agreement was subsequently amended in 2017 to include Turkey’s second facility and increase the amount of machinery, equipment and building improvement available for lease to $10.0 million. As a result of the amendment, the loan is to be repaid in monthly installments through 2022. All other financing agreement terms remained the same. The balance outstanding as of December 31, 2017 and 2016 was $5.1 million and $1.9 million, respectively.

Mexico: In January 2016, the Company entered into a lease agreement with a leasing company for the initial lease of up to $9.5 million (subsequently amended to $10.0 million) of machinery and equipment at its second

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Mexico facility. The lease includes an implied effective interest rate of 4.3% annually and requires monthly payments during each 24 month term. The amounts outstanding under this agreement as of December 31, 2017 and 2016 were $5.0 million and $8.0 million, respectively.

In March 2017, the Company entered into a sale-lease agreement with a leasing company for the initial lease of up to $12.0 million of machinery and equipment at its second Mexico facility. The lease includes an implied effective interest rate of 4.3% annually and requires monthly payments during each 24 month term. The amount outstanding under this agreement as of December 31, 2017 was $7.4 million.

Due to the short-term nature of the unsecured financings in the EMEA segment, the Company estimates that fair-value approximates the face value of the notes.

Costs associated with the issuance of debt are presented net of the related debt and are amortized over the term of the debt using the effective interest rate method. For the years ended December 31, 2017, 2016 and 2015, $0.6 million, $1.7 million and $1.3 million of debt issuance costs were amortized to interest expense in the Company’s consolidated income statements.

The average interest rate on the Company’s short-term borrowings as of December 31, 2017 and 2016 was approximately 5.9% and 5.8%, respectively.

The future aggregate annual principal maturities of debt at December 31, 2017, are as follows (in thousands):

2018	$35,506
2019	13,146
2020	69,094
2021	4,723
2022	1,087
Total debt - principal	$123,556

Note 14. Commitments and Contingencies

(a) Operating Leases

The Company leases various facilities and equipment under noncancelable operating leases with terms ranging from 12 months to 120 months. Scheduled rent increases are recorded on a straight-line basis over the entire term of the lease.

Rental expense charged under all operating leases (including leases with terms of less than one year) was $19.3 million, $11.5 million and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under noncancelable operating leases with terms of one year or more as of December 31, 2017 are as follows (in thousands):

2018	$20,608
2019	19,050
2020	17,356
2021	14,090
2022	11,803
Thereafter	43,725
Total future minimum lease payments	$126,632

(b) Common Stock Warrants

In connection with the note purchase agreement dated December 29, 2014, for the purchase of $10.0 million of subordinated convertible promissory notes, a minimum of 160,424 warrants were issued to purchase common

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

stock with an exercise price equal to the lesser of $24.30 or 85% of the IPO price of $11.00 per share, accordingly, after the IPO, the exercise price is $9.35. The warrants are immediately exercisable and expire no later than eight years from the date of issuance. The unamortized fair value of the warrants was expensed upon conversion of the convertible promissory notes concurrent with the IPO. These warrants all remain outstanding as of December 31, 2017.

(c) Legal Proceedings

From time to time, the Company may be involved in disputes or litigation relating to claims arising out of its operations.

In March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee of the Company, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. The Company filed a motion to dismiss the complaint in April 2015, which was denied. The Company subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. The Company filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied our motion in August 2016. The court set a trial date for September 2017. In May 2017, the Company filed a motion for continuance to change the trial date and the court granted its motion. The court has set a trial date in August 2018. The Company continues to deny the substantive allegations of the complaint and intends to vigorously defend this lawsuit; however, the Company is currently unable to determine the ultimate outcome of this case.

In August 2015, the Company entered into a transition agreement with its former Senior Vice President – Asia (SVP–Asia), pursuant to which he transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following our discovery that he had materially violated the terms of his transition agreement, the Company terminated his consultancy for cause. In April 2016, he filed an arbitration claim in China with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that the Company improperly terminated his transition agreement. He is demanding that the Company continue to honor the terms of the transition agreement and pay him compensation and fees owed to him under the transition agreement, which in the aggregate totals approximately $2.6 million. In addition, he is also challenging the validity of the Company’s termination of his option to purchase 164,880 shares of the Company’s common stock and 77,760 restricted stock units under the 2015 Plan, which were canceled in January 2016 when the Company terminated his consultancy. The Company is awaiting a final decision on this matter. The Company previously established a reserve for these matters and does not believe the award, if upheld on appeal, will have a material impact on its operating results or financial condition.

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

(d) Insurance/Self-Insurance

The Company uses a combination of insurance and self-insurance for a number of risks, including claims related to employee health care, workers’ compensation and general liability. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. The Company’s loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to self-funded insurance programs.  While the Company believes reserves are adequate, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims.  There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(e) Dividend Restrictions

Certain subsidiaries of the Company are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million) of registered capital is contributed to a surplus reserve, the Company’s Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, the Company can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million.

(f) Collective Bargaining Agreement

In May 2016, the Company entered into a new three-year collective bargaining agreement with certain of its Turkish employees at their first facility. The new agreement resulted in an average increase in pay of approximately 20% for employees covered by the agreement. In addition, beginning on July 1, 2017, these collective bargaining arrangements also covered similarly situated employees at their second facility. In March 2018, the Company entered into a collective bargaining agreement with a labor union for certain of its employees at the Matamoros, Mexico facility. Currently, there are no other employees covered by collective bargaining agreements. The Company believes that its relations with employees are good, and there have been no major work stoppages in recent years.

Note 15. Defined Contribution Plan

The Company maintains a 401(k) plan for all of its U.S. employees. Under the 401(k) plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salaries. The Company currently matches 50 percent of the participants’ contributions up to 8 percent of eligible compensation.

Participant vesting occurs in the Company matching contributions according to the schedule below:

Years of service	Vesting Percentage
1-year anniversary	34%
2-year anniversary	66%
3-year anniversary	100%

The Company’s matching contributions to the 401(k) plan were $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s matching contributions are accrued and recorded as expense during each payroll period. Effective January 1, 2017, the Company changed the 401(k) plan to include an auto enrollment feature, increased the Company match from 25% of the first 8% to 50% of the first 8% and reduced the vesting period from six years to three years.

In Mexico, the Company maintains an annual savings fund, which matches the employee contribution each week, based on the Mexican statutory maximum of 13% of actual minimum salary rates. The savings fund period runs from November to October each year, and is distributed to employees in full, during the first week of November each year. For the years ended December 31, 2017, 2016 and 2015, the Company incurred matched savings expense of $1.3 million, $0.6 million and $0.5 million, respectively.

In Turkey, the Company maintains a retirement fund that is based on a formula of annual salary multiplied by the number of years of service for the Company. The Company accrues a retirement fund liability for this each month. As of December 31, 2017 and 2016, the Company accrued $1.5 million and $1.0 million, respectively, based on the service periods of eligible employees greater than one year.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16. Income Taxes

Geographic sources of income before income taxes are as follows for the years ended December 31:

	2017	2016	2015
	(in thousands)
United States	$2,894	$5,406	$(3,165)
China	41,075	22,826	18,420
Turkey	9,160	(8,564)	(4,552)
Mexico	3,641	1,169	956
Total income before income taxes	$56,770	$20,837	$11,659

As of December 31, 2017, the Company has not completed its accounting for all of the tax effects associated with the enactment of Tax Reform. However, the Company has, in certain cases made a provisional estimate of the effects on its existing deferred tax balances and the one-time transition tax. Consequently, the Company has adjusted its US gross deferred tax assets for the reduction in the income tax rate and provisionally estimated the impact of the one-time transition tax on earnings. The provisional transition tax required the Company to recognize $74.3 million of previously untaxed foreign earnings in its 2017 U.S. income tax calculation and to include additional indirect foreign tax credits of $7.4 million.  The Company will finalize the provisional amounts within one year from the date of enactment.

As a result of Tax Reform, the Company provisionally recognized a total benefit of approximately $0.1 million (net of valuation allowance) from the reduced income tax rate from 35% to 21% that was applied to certain of the Company’s net deferred tax liabilities and the realization of a benefit from its alternative minimum tax credit carryover. All other material income tax benefits and expenses associated with the enactment of Tax Reform are not reflected in the income tax provision as the Company continues to record a valuation allowance against its U.S. federal and state deferred tax assets.

Because the Company previously asserted permanent reinvestment, it did not record a deferred tax liability related to unremitted foreign earnings. The Company intends to continue to permanently reinvest such earnings. In addition, the Company’s ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government.  As the Company obtains and analyzes information related to the deemed repatriation of foreign earnings under Tax Reform, the Company will finalize the provision within one year of the enactment date. Additionally, there is uncertainty as to what portion, if any, of Tax Reform will be adopted by the U.S. state and local taxing authorities.

The income tax provision includes U.S. federal, state, and local taxes, Turkey, China and Mexico taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the income tax provision for the years ended December 31 are as follows:

	2017	2016	2015
	(in thousands)
Current:
U.S. federal	$(49)	$—	$(51)
U.S. state and local taxes	(3)	(196)	55
Foreign	14,200	9,973	4,738
Total current	14,148	9,777	4,742
Deferred:
U.S. federal	(20)	51	—
U.S. state and local taxes	—	—	—
Foreign	(1,048)	(2,833)	(765)
Total deferred	(1,068)	(2,782)	(765)
Total income tax provision	$13,080	$6,995	$3,977

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a reconciliation from the U.S. statutory income tax rate to the Company’s effective income tax rate for the years ended December 31:

	2017	2016	2015
United States statutory income tax rate	35.0%	34.0%	34.0%
Foreign rate differential	(11.1)	5.3	(23.9)
Foreign permanent differences	1.2	2.4	4.1
China rate change	—	(4.8)	—
U.S. rate change	19.9	—	—
Withholding taxes	5.0	6.8	3.4
Foreign tax credits	(5.0)	(7.9)	0.0
IRC Section 965 dividend	20.3	—	—
Foreign tax credits - 965 dividend	(13.1)	—	—
Nondeductible interest expense	—	11.5	—
Valuation allowance	(28.0)	(14.3)	17.3
State taxes	—	(0.6)	0.5
Deferred tax adjustments	3.7	(0.1)	2.3
Research and development	(1.2)	(3.0)	(3.0)
U.S. foreign income inclusions	—	2.0	—
Turkey incentive credits	(5.3)	(2.2)	(0.4)
Other	1.6	4.5	(0.2)
Effective income tax rate	23.0%	33.6%	34.1%

The following is a summary of the components of deferred tax assets and liabilities at December 31:

	2017	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$18,913	$25,354	$32,294
Deferred revenue	2,616	5,373	6,563
Non-deductible accruals	9,557	8,316	4,825
Equity compensation	3,489	3,503	—
Equity investment	390	633	653
Amortization of intangible assets	320	472	720
Tax credits	4,582	2,914	384
Other	3,424	1,248	1,671
Total deferred tax assets	43,291	47,813	47,110
Valuation allowance	(29,141)	(40,596)	(41,216)
Net deferred tax assets	14,150	7,217	5,894

Deferred tax liabilities:
Deferred revenue	(1,497)	—	(615)
Depreciation	(3,489)	(1,714)	(1,831)
Other	(1,972)	(423)	(1,787)
Total deferred tax liabilities	(6,958)	(2,137)	(4,233)
Net deferred tax assets	$7,192	$5,080	$1,661

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The deferred tax valuation allowance at December 31 consisted of the following:

	2017	2016	2015
	(in thousands)
Allowance at beginning of year	$(40,596)	$(41,216)	$(39,347)
Benefits obtained (expenses incurred)	11,455	620	(1,869)
Allowance at end of year	$(29,141)	$(40,596)	$(41,216)

The valuation allowance relates to deferred taxes that the Company believes do not meet the more-likely-than-not criteria for recording the related benefits.

During the period ended September 30, 2017, the Company released the valuation allowance recorded against deferred tax assets reported in Turkey. The release of this valuation allowance resulted in the recognition of a non-cash tax benefit of $2.6 million for the year. The Company also recognized $2.7 million of benefit during the year from the receipt of a new tax incentive from the Turkish government that will be used to reduce future cash taxes.

The Company has U.S. federal net operating losses (NOLs) of approximately $51.2 million, state NOLs of approximately $92.6 million and foreign tax credits of approximately $1.7 million available to offset future U.S. taxable income. The federal and state net operating loss carryforwards expire in varying amounts through 2037 and the foreign tax credits which expire in 2026. The Company also has Turkey investment tax incentives of approximately $2.8 million that do not expire.

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

The Company recognizes the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. The Company discloses all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. The Company’s policy regarding uncertain tax positions is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2017, the Company has not identified any unrecognized tax benefits.

The Company operates in and files income tax returns in various jurisdictions in China, Mexico, Turkey and the U.S., which are subject to examination by tax authorities.

During the year, the Company settled tax audits conducted by the China tax authorities for the years 2014 through 2016, and by the Turkish tax authorities for the years 2012 through 2014. The amount of the settlement of these audits was immaterial to the current year income tax provision.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of total consolidated Company revenues for the years ended December 31 are as follows:

	2017		2016		2015
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Customer 1 - GE	$413,245	44.4%	$379,941	50.3%	$312,495	53.3%
Customer 2 - Vestas	264,774	28.5%	152,106	20.1%	50,031	8.5%
Customer 3 - Nordex Acciona	153,962	16.6%	131,775	17.5%	154,927	26.5%
Customer 4 - Siemens Gamesa	83,895	9.0%	81,463	10.8%	60,544	10.3%
Other	14,405	1.5%	9,592	1.3%	7,855	1.4%
Total	$930,281	100.0%	$754,877	100.0%	$585,852	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable at December 31 are as follows:

	2017	2016
Customer	% of Total	% of Total
Customer 1 - GE	18.9%	24.9%
Customer 2 - Vestas	52.4%	26.2%
Customer 3 - Nordex Acciona	19.5%	26.8%
Customer 4 - Siemens Gamesa	4.9%	16.2%

Note 18. Segment Reporting

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding each of the Company’s segments for the years ended December 31:

	2017	2016	2015
	(in thousands)
Net sales by segment:
U.S.	$181,889	$190,092	$149,614
Asia	361,696	301,893	206,779
Mexico	195,960	129,756	97,912
EMEA	190,736	133,136	131,547
Total net sales	$930,281	$754,877	$585,852
Net sales by geographic location (1):
United States	$181,889	$190,092	$149,614
China	361,696	301,893	206,779
Mexico	195,960	129,756	97,912
Turkey	190,736	133,136	131,547
Total net sales	$930,281	$754,877	$585,852
Depreciation and amortization:
U.S.	$4,821	$3,336	$3,477
Asia	6,083	4,534	4,181
Mexico	5,365	2,328	1,533
EMEA	4,609	2,699	2,225
Total depreciation and amortization	$20,878	$12,897	$11,416
Capital expenditures
U.S.	$10,575	$4,056	$5,379
Asia	7,000	3,287	15,632
Mexico	20,033	5,565	2,897
EMEA	7,220	17,599	2,453
Total capital expenditures	$44,828	$30,507	$26,361
Income (loss) from operations:
U.S.	$(39,571)	$(25,099)	$(13,405)
Asia	77,106	64,393	34,998
Mexico	13,130	9,546	7,531
EMEA	21,671	(5,727)	(1,505)
Total income from operations	$72,336	$43,113	$27,619
Tangible long-lived assets:
U.S.	$24,575	$16,740
Asia (China)	28,887	26,341
Mexico	39,756	24,842
EMEA (Turkey)	30,262	23,243
Total tangible long-lived assets	$123,480	$91,166
Total assets:
U.S.	$141,846	$115,213
Asia	225,537	172,315
Mexico	88,914	68,231
EMEA	117,237	81,447
Total assets	$573,534	$437,206

(1)

Net sales are attributable to countries based on the location where the product is manufactured or the services are performed. In 2015, the total assets of the parent company of Asia were included in the U.S. segment’s total assets, whereas in 2016 and 2017, their total assets are included in the Asia segment’s total assets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial information for each quarter of 2017 and 2016. The unaudited quarterly information includes all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of the results for any future period. The unaudited quarterly results are as follows:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$191,602	$248,186	$243,354	$247,139
Income from operations	9,714	23,799	23,546	15,277
Net income	3,545	13,858	20,398	5,889
Net income attributable to common stockholders	3,545	13,858	20,398	5,889
Net income per common share:
Basic(1)	$0.11	$0.41	$0.60	$0.17
Diluted(1)	$0.10	$0.41	$0.58	$0.17

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$176,110	$194,255	$198,938	$185,574
Income from operations	8,189	17,478	8,137	9,309
Net income (loss)	1,746	11,555	2,797	(2,256)
Net income (loss) attributable to common stockholders	(691)	9,117	2,201	(2,256)
Net income (loss) per common share:
Basic(1)	$(0.16)	$2.15	$0.08	$(0.07)
Diluted(1)	$(0.16)	$2.15	$0.08	$(0.07)

(1)	The sum of the quarterly net income (loss) per common share amounts may not equal the annual net income (loss) per common share amount due to rounding.

Note 20. Subsequent Event

In January 2018, the Company entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi, of which 40.0 million Renminbi can be used for working capital loans, with the remaining credit line to be used for the purpose of domestic and foreign currency loans, issuing letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in January 2019).

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

4.2

Third Amended and Restated Investor Rights Agreement by and among the Registrant and the investors named therein, dated June 17, 2010, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

4.3

Form of senior indenture, to be entered into between the Registrant and the trustee designated therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220307) filed on September 1, 2017)

4.4

Form of subordinated indenture, to be entered into between the Registrant and the trustee designated therein (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220307) filed on September 1, 2017)

10.1‡

2008 Stock Option and Grant Plan, as amended by Amendment No. 1, dated August 14, 2008 and Amendment No. 2, dated December 30, 2008, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.2‡

Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.3†

Amendment No. 5 to Financing Agreement dated as of August 19, 2014, entered into as of December 30, 2016, by and among the Registrant, certain of its domestic subsidiaries, HPS Investment Partners, LLC as Administrative Agent and Collateral Agent, Capital One, N.A., as Revolving Loan Representative and the lenders from time to time party thereto, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on May 5, 2017)

10.4†

Amended and Restated Financing Agreement entered into as of December 30, 2016, by and among the Registrant, certain of its domestic subsidiaries, HPS Investment Partners, LLC as Administrative Agent and Collateral Agent, Capital One, N.A., as Revolving Loan Representative and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.5†

Supply Agreement between General Electric International, Inc. and TPI Mexico III, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.6†

Amended and Restated Supply Agreement between General Electric International, Inc. and TPI Iowa, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.7†

Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 18, 2013, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

Number	Description

10.8†

First Amendment to Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.9

Lease between TPI Iowa, LLC and Opus Northwest L.L.C., dated November 13, 2007, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.10

Commencement Date Memorandum between TPI Iowa LLC and Opus Northwest, L.L.C., entered into as of July 25, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.11

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

10.21‡

Form of Employment Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

Number	Description

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.23

Contract between TPI Composites (Taicang) Co. Ltd. and Mr. Jun Ji, dated August 4, 2015 (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.24

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

10.30†

Settlement Agreement and Release between the Registrant and Nordex SE, dated June 3, 2016 (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.31	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

10.32	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

10.33*	Lease between Phoenix Newton LLC and TPI Iowa II, LLC, dated January 5, 2018.

10.34*	Master Lease Agreement Subject to Condition between TPI Composites II, S. de R.L. de C.V. and QVC II, S. de. R.L. de C.V. dated May 25, 2017, as amended.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

TPI COMPOSITES, INC.

Date: March 8, 2018	By:	/s/ William E. Siwek
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

Name	Title	Date

/s/ Steven C. Lockard	President, Chief Executive Officer and Director	March 8, 2018
Steven C. Lockard	(Principal Executive Officer)

/s/ William E. Siwek	Chief Financial Officer	March 8, 2018
William E. Siwek	(Principal Financial and Accounting Officer)

/s/ Stephen B. Bransfield	Director	March 8, 2018
Stephen B. Bransfield

/s/ Michael L. DeRosa	Director	March 8, 2018
Michael L. DeRosa

/s/ Jayshree S. Desai	Director	March 8, 2018
Jayshree S. Desai

/s/ Philip J. Deutch	Director	March 8, 2018
Philip J. Deutch

/s/ Paul G. Giovacchini	Director and Chairman of the Board	March 8, 2018
Paul G. Giovacchini

/s/ Jack A. Henry	Director	March 8, 2018
Jack A. Henry

/s/ James A. Hughes	Director	March 8, 2018
James A. Hughes

/s/ Daniel G. Weiss	Director	March 8, 2018
Daniel G. Weiss