Form 10-Q
period 2018-03-31
TPI COMPOSITES, INC
filed 2018-05-03
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2018, there were 34,097,048 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities law. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

•	the potential impact of General Electric’s acquisition of LM Wind Power upon our business;
•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	our ability to effectively manage our growth strategy and future expenses, including startup and transition costs;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products;
•	our ability to successfully expand in our existing wind energy markets and into new international wind energy markets;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•	the attraction and retention of qualified employees and key personnel; and
•	changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy.

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 8, 2018 (the Annual Report on Form 10-K) the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,841	$148,113
Restricted cash	3,251	3,849
Accounts receivable	117,950	121,576
Contract assets	130,015	105,619
Prepaid expenses and other current assets	35,718	27,507
Inventories	4,205	4,112
Total current assets	429,980	410,776
Property, plant, and equipment, net	126,860	123,480
Other noncurrent assets	23,024	22,306
Total assets	$579,864	$556,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$169,179	$167,175
Accrued warranty	32,670	30,419
Current maturities of long-term debt	43,085	35,506
Contract liabilities	4,449	2,763
Total current liabilities	249,383	235,863
Long-term debt, net of debt issuance costs and current maturities	82,658	85,879
Other noncurrent liabilities	4,791	4,938
Total liabilities	336,832	326,680
Commitments and contingencies (Note 10)
Stockholders’ equity: (Note 4)
Common shares, $0.01 par value, 100,000 shares authorized and 34,128 shares issued and 34,097 shares outstanding at March 31, 2018 and 100,000 shares authorized and 34,049 shares issued and 34,021 shares outstanding at December 31, 2017	341	340
Paid-in capital	304,230	301,543
Accumulated other comprehensive income	1,332	(558)
Accumulated deficit	(62,284)	(70,932)
Treasury stock, at cost, 31 shares at March 31, 2018 and 28 shares at December 31, 2017	(587)	(511)
Total stockholders’ equity	243,032	229,882
Total liabilities and stockholders’ equity	$579,864	$556,562

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Income Statements

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net sales (Note 4)	$253,981	$208,615
Cost of sales	210,988	182,538
Startup and transition costs	14,735	6,159
Total cost of goods sold	225,723	188,697
Gross profit	28,258	19,918
General and administrative expenses	11,163	8,306
Income from operations	17,095	11,612
Other income (expense):
Interest income	41	19
Interest expense	(3,338)	(3,026)
Realized loss on foreign currency remeasurement	(4,011)	(1,381)
Miscellaneous income	818	320
Total other expense	(6,490)	(4,068)
Income before income taxes	10,605	7,544
Income tax provision	(1,957)	(2,331)
Net income	$8,648	$5,213

Weighted-average common shares outstanding:
Basic	34,049	33,737
Diluted	35,479	33,827

Net income per common share:
Basic	$0.25	$0.15
Diluted	$0.24	$0.15

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net income	$8,648	$5,213
Other comprehensive income:
Foreign currency translation adjustments	1,890	277
Comprehensive income	$10,538	$5,490

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$8,648	$5,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,072	3,952
Share-based compensation expense	2,388	1,707
Amortization of debt issuance costs	181	143
Changes in assets and liabilities:
Accounts receivable	3,626	(28,722)
Contract assets and liabilities	(22,710)	6,848
Inventories	(93)	(68)
Prepaid expenses and other current assets	(8,211)	6,816
Other noncurrent assets	734	(156)
Accounts payable and accrued expenses	3,241	11,928
Accrued warranty	2,250	2,080
Other noncurrent liabilities	(158)	197
Net cash provided by (used in) operating activities	(3,032)	9,938
Cash flows from investing activities:
Purchase of property and equipment	(11,714)	(16,922)
Net cash used in investing activities	(11,714)	(16,922)
Cash flows from financing activities:
Repayments of term loan	(938)	(938)
Net proceeds from (repayments of) accounts receivable financing	8,093	(1,233)
Net proceeds from working capital loans	—	517
Net repayments of other debt	(2,978)	(1,155)
Proceeds from exercise of stock options	585	—
Repurchase of common stock including shares withheld in lieu of income taxes	(272)	—
Net cash provided by (used in) financing activities	4,490	(2,809)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	386	(63)
Net change in cash, cash equivalents and restricted cash	(9,870)	(9,856)
Cash, cash equivalents and restricted cash, beginning of year	152,437	129,863
Cash, cash equivalents and restricted cash, end of period	$142,567	$120,007

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,127	$2,899
Cash paid for income taxes, net	1,434	4,146
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	4,425	2,569

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Yangzhou, China; Juárez, Mexico; Matamoros, Mexico; Izmir, Turkey and Kolding, Denmark.

Public Offerings and Stock Split

In July 2016, the Company completed an initial public offering (IPO) of 7,187,500 shares of the its common stock at a price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of the Company’s existing shareholders, a non-employee director and executive officers purchased an aggregate of 1,250,000 shares of common stock in the IPO included in the total issuance above. The net proceeds from the IPO were $67.2 million after deducting underwriting discounts and offering expenses. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of common stock and the redeemable preferred share warrants converted on a net issuance basis into 120,923 shares of common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of common stock at the public offering price of $11.00 per share.

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

In May 2017, the Company completed a secondary public offering of 5,075,000 shares of its common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing shareholders and certain of the Company’s executive officers. The selling shareholders received all of the net proceeds of $78.8 million from the secondary public offering. The Company did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by the Company in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying condensed consolidated income statement.

Basis of Presentation

The Company divides its business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

The U.S. segment includes (1) the manufacturing of wind blades at the Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at the Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which the Company also conducts at its existing Rhode Island and Massachusetts facilities, (4) wind blade inspection and repair services, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (6) our corporate headquarters, the costs of which are included in general and administrative expenses. In January 2018, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Newton, Iowa and expects to commence operations at this facility in the second quarter of 2018.

•

The Asia segment includes (1) the manufacturing of wind blades at the facility in Taicang Port, China and at its two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at the Taicang City, China facility and (3) wind blade inspection and repair services.  In March 2018, the Company entered into a new binding

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

agreement with a third party related to the lease of a new manufacturing facility in the Yangzhou Economic & Technical Development Zone in Yangzhou, China and we expect to commence operations at this facility in early 2019.

•

The Mexico segment manufactures wind blades from its three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017.  In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and the Company expects to commence operations at this facility in the third quarter of 2018.

•

The EMEA segment manufactures wind blades from its two facilities in Izmir, Turkey, the most recent of which commenced operations in 2016. These two facilities also perform wind blade inspection and repair services.

The accompanying condensed consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2018, and the results of the Company’s operations, comprehensive income and cash flows for the periods presented. The Company restated the December 31, 2017 condensed consolidated balance sheet and the March 31, 2017 condensed consolidated statements of income and cash flow data for the effect of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (Topic 606), see Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, but does not include all disclosures required under GAAP.  Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

As previously announced, effective January 1, 2018, the Company adopted the requirements of Topic 606 using the full retrospective method as further described in Recently Issued Accounting Pronouncements - Revenue from Contracts with Customers and Note 2, Revenue from Contracts with Customers. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect the adoption of Topic 606 and differ from amounts previously reported for prior periods. See Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of Topic 606, including the impact on our previously reported financial statements.

Revenue Recognition

The majority of our revenues are generated from long-term contracts associated with manufacturing of wind blades and related services.  The Company accounts for a long-term contract when it has the approval from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and the collectability of consideration is probable.

To determine the proper revenue recognition method for each long-term contract, the Company evaluates whether the original contract should be accounted for as one or more performance obligations. This evaluation requires judgment and the decisions reached could change the amount of revenue and gross profit recorded in a given period. As most of the Company’s contracts contain multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. The Company’s manufacturing services are customer specific and involve production of items that cannot be sold to other customers due to the customers’ protected intellectual property; therefore, the Company allocates the total transaction price under contracts with multiple performance obligations using the contractually stated prices, as these prices represent the relative standalone selling price based on an expected cost plus margin model.

Revenue is primarily recognized over time as the Company has an enforceable right to payment upon termination and the Company may not use or sell the product to fulfill other customers’ contracts.  In addition, the customer does not have return or refund rights for items produced that conform to the specifications included in the contract. Because control transfers over time, revenue is recognized based on the extent of progress towards the completion of the performance obligation. The Company uses the cost-to-cost input measure of progress for its contracts as this method provides the best representation of the production progress towards satisfaction of the performance obligation as the materials are distinct to the product being manufactured because of customer specifications provided

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

for in the contract, the costs incurred are proportional to the progress towards completion of the product, and the products do not involve significant pre-fabricated component parts. Under the cost-to-cost method, progress and the related revenue recognition is determined by a ratio of direct costs incurred to date in fulfillment of the contract to the total estimated direct costs required to complete the performance obligation.

Determining the revenue to be recognized for services performed under the Company’s manufacturing contracts involves significant judgments and estimates relating to the total consideration to be received and the expected total costs to complete the performance obligation.  The judgments and estimates relating to the total consideration to be received include the amount of variable consideration as the Company’s contracts typically provide the customer with a range of production output options from guaranteed minimum volume obligations to the production capacity of the facility, and customers will provide periodic non-cancellable commitments for the number of wind blades to be produced over the term of the agreement.  The Company uses historical experience, customer commitments and forecasted future production based on the capacity of the plant to estimate the total revenue to be received to complete the performance obligation.  In addition, the amount of revenue per unit produced may vary based on the costs of production of the wind blades as the Company may be able to change the price per unit based on changes in the cost of production.  Further, some contracts provide opportunities for the Company to share in labor and material cost savings as well as absorb some additional costs as an incentive for more efficient production, both of which impact the margin realized on the contract and ultimately the total amount of revenue to be recognized.  Additionally, certain customer contracts provide for concessions by the Company for missed production deadlines.

The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information available to the Company at the time of the estimate and may materially change as additional information becomes known.

Contracts may be modified to account for changes in specifications of products and changing requirements. If the contract modifications are for goods or services that are not distinct from the existing contract, they are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. If contract modifications are for goods and services that are distinct from the existing contract and increases the amount of consideration reflecting the standalone sale price of the additional goods or services, then the contract modification is accounted for as a separate contract and is evaluated for one or more performance obligations.

Each reporting period, the Company evaluates the progress towards satisfaction of each performance obligation based on any contract modifications that have occurred, cost incurred to date, and an estimate of the expected future revenue and costs to be incurred to complete the performance obligation. Based on this analysis, any changes in estimates of revenue, cost of sales, contract assets and liabilities and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation's percentage of completion.

Wind blade pricing is based on annual commitments of volume as established in the customer’s contract and orders less than committed volume may result in a higher price per wind blade to customers. Orders in excess of annual commitments may result in discounts to customers from the contracted price for the committed volume. Customers typically provide periodic purchase orders with the price per wind blade given the current cost of the bill of materials, labor requirements and volume desired.  The Company records an allowance for expected utilization of early payment discounts which are reported as a reduction of the related revenue.

Precision molding and assembly systems included in a customer’s contract are based upon the specific engineering requirements and design determined by the customer and are specific to the wind blade design and function desired. From the customer’s engineering specifications, a job cost estimate is developed along with a production plan, and the desired margin is applied based on the location the work is to be performed and complexity of the customer’s design. Precision molding and assembly systems are generally built to produce wind blades which may be manufactured by the Company in production runs specified in the customer contract.

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on manufacturing services contracts.  The contract assets are transferred to accounts receivable when the rights become unconditional, which generally occurs when customers are invoiced upon the determination that a product conforms to the contract specifications and invoices are due based on each customers negotiated payment terms, which range from 30 to 65 days.  The Company applies the

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

practical expedient that allows it to exclude payment terms under one year from the transfer of a promised good or service from consideration of a significant financing component in its contracts. With regards to the production of precision molding and assembly systems, the Company’s contracts generally call for progress payments to be made in advance of production. Generally, payment is made at certain percentage of completion milestones with the final payment due upon delivery to the manufacturing facility. These progress payments are recorded within contract liabilities as current liabilities in the condensed consolidated balance sheets and are reduced as the Company records revenue over time.

The Company’s customers may request, in situations where they do not have space available to receive products or do not want to take possession of products immediately for other reasons, that their finished products be stored by the Company in one of its facilities. Most contracts provide for a limited number of wind blades to be stored during the period of the contract with any additional wind blades stored subject to additional storage fees, which are included in the wind blade performance obligation revenue.

Revenue related to non-recurring engineering and freight services provided under customer contracts is recognized at a point in time following the transfer of control of the promised services to the customer. Customers usually pay the carrier directly for the cost of shipping associated with items produced.  When the Company pays the shipping costs, the Company applies the practical expedient that allows it to account for shipping and handling as a fulfillment costs and include the revenue in the associated performance obligation and the costs are included in cost of goods sold.

Taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions, that are collected by the Company from a customer, are excluded from revenue.

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

Warranty accrual at March 31 consisted of the following:

2018
(in thousands)
Warranty accrual at beginning of year	$30,419
Accrual during the period	3,621
Cost of warranty services provided during the period	(306)
Reversal of reserves upon warranty expiration	(1,064)
Warranty accrual at end of period	$32,670

Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares relate to share-based compensation plans and are recorded at weighted-average cost.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Net Income Per Common Share Calculation

The basic net income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during a period. Diluted net income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding plus potentially dilutive securities using the treasury stock method. The table below reflects the calculation of the weighted-average number of common shares outstanding, using the treasury stock method, used in computing basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Basic weighted-average shares outstanding	34,049	33,737
Effect of dilutive stock options and warrants	1,430	90
Diluted weighted-average shares outstanding	35,479	33,827

Share-based compensation awards of 175,000 shares were excluded from the computation of diluted net income per share for the three months ended March 31, 2018 because the effect would be anti-dilutive. In addition, PSUs have been excluded from the computation of diluted net income per share for the three months ended March 31, 2018 as the performance conditions have not yet been met. The Company did not have any potential dilutive securities which were excluded from the computation of diluted net income per share for the three months ended March 31, 2017.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Topic 606, which provides new recognition and disclosure requirements for revenue from contracts with customers that supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements included in these financial statements contain information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from the applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract.

The Company adopted Topic 606 as of January 1, 2018 with retrospective application to January 1, 2016 through December 31, 2017.  See Note 2, Revenue from Contracts with Customers and Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of this standard, including the impact on our previously reported financial statements.

Cash Flow Presentation

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, that clarifies how certain cash receipts and cash payments are presented and classified in the condensed consolidated statements of cash flows.  In addition, in November 2016, the FASB issued ASU 2016-18, Restricted Cash, that requires restricted cash and cash equivalents to be included with the amount of cash and cash equivalents that are reconciled on the condensed consolidated statements of cash flows. The Company adopted these ASUs as of January 1, 2018 with retrospective application to each period presented.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which total the same such amounts in the condensed consolidated statements of cash flows:

	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
	(in thousands)
Cash and cash equivalents	$138,841	$148,113	$115,541	$119,066
Restricted cash	3,251	3,849	1,928	2,259
Restricted cash included within other noncurrent assets	475	475	2,538	8,538
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$142,567	$152,437	$120,007	$129,863

See Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of these standards, including the impact on our previously reported financial statements.

Income Taxes

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides relief for companies that have not completed their accounting for the effects of The Tax Cuts and Jobs Act (Tax Reform Act) but can determine a reasonable estimate of those effects to allow them to include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year “measurement period” which is similar to the measurement period used when accounting for business combinations. In the accompanying consolidated financial statements, the Company has not completed its accounting for all the tax effects associated with the enactment of the Tax Reform Act. However, the Company has, in certain cases made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. See Note 9, Income Taxes, for further discussion.

Accounting Pronouncements Not Yet Adopted

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

Note 2. Revenue From Contracts with Customers

The following tables represents the disaggregation of revenue by contract type for each of our reportable segments:

	Three Months Ended March 31, 2018
	U.S.	Asia	Mexico	EMEA	Total
	(in thousands)
Wind blade sales	$38,945	$68,171	$56,043	$71,021	$234,180
Precision molding and assembly systems sales	1,863	8,179	764	—	10,806
Transportation sales	4,053	—	—	—	4,053
Other sales	1,263	1,320	1,157	1,202	4,942
Total net sales:	$46,124	$77,670	$57,964	$72,223	$253,981

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31, 2017
	U.S.	Asia	Mexico	EMEA	Total
	(in thousands)
Wind blade sales	$41,970	$65,266	$45,199	$43,270	$195,705
Precision molding and assembly systems sales	3,336	3,664	655	—	7,655
Transportation sales	2,578	—	—	—	2,578
Other sales	83	567	1,094	933	2,677
Total net sales:	$47,967	$69,497	$46,948	$44,203	$208,615

In addition, all of the Company’s net sales are made directly to the consumer, primarily wind turbine manufacturers, under long-term contracts which are typically five years in length.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized over time for products in production and the revenue recognized exceeds the amount billed to the customer. The contract assets are recorded as current assets in the condensed consolidated balance sheets. Contract liabilities consist of advance payments in excess of costs incurred. These amounts were historically recorded as customer deposits which primarily related to progress payments received as precision molding and assembly systems were being manufactured. The contract liabilities are recorded as current liabilities in the condensed consolidated balance sheets and are reduced as the Company records revenue over time.

These contract assets and liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table reflects the changes in the Company’s contract assets and contract liabilities for the three months ended March 31, 2018:

	March 31,	December 31,
	2018	2017	$ Change
	(in thousands)
Contract assets	$130,015	$105,619	$24,396

	March 31,	December 31,
	2018	2017	$ Change
	(in thousands)
Contract liabilities	$4,449	$2,763	$1,686

For the three months ended March 31, 2018, contracts assets increased by $24.4 million primarily due to $28.2 million of incremental unbilled production. For the three months ended March 31, 2018, contracts liabilities increased by $1.7 million primarily due to progress billings being received as precision molding and assembly systems are being manufactured.

The time it takes to produce a single blade is typically between 24 to 36 hours. The time it takes to produce a mold is typically between 3 to 6 months.

For the three months ended March 31, 2018, the Company recognized revenue of $2.7 million that was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations:

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes any unexercised contract options.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2018, net revenue recognized from our performance obligations satisfied in previous periods decreased by $4.9 million. This primarily relates to changes in certain of the Company’s estimated total contract values and related percentage of completion estimates.

As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was  approximately $4.3 billion. The Company expects to recognize the remaining performance obligations as revenue as follows: 16 percent in the remainder of 2018, 24 percent in 2019, 26 percent in 2020, 17 percent in 2021, 12 percent in 2022 and the remaining 5 percent in 2023.

Pre-Production Investments:

The Company recognizes an asset from the costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify; (b) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered.  The Company capitalizes the costs related to training its workforce to execute the manufacturing services and other facility set-up costs related to preparing for production.  The Company factors these costs into its estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of March 31, 2018, the cost and accumulated amortization of such assets totaled $2.8 million and $1.6 million, respectively. As of December 31, 2017, the cost and accumulated amortization of such assets totaled $2.4 million and $1.4 million, respectively.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less.  These costs are included in cost of goods sold.

Note 3. Significant Risks and Uncertainties

The Company’s revenues and receivables are from a small number of customers. As such, the Company’s production levels are dependent on these customers’ orders. See Note 11, Concentration of Customers.

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2018 and 2017. At March 31, 2018 and December 31, 2017, the Company had $103.4 million and $98.9 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts.

The Company also maintains cash in bank deposit accounts outside the U.S. with no insurance. At March 31, 2018, this includes $29.2 million in China, $1.1 million in Turkey and $5.1 million in Mexico. The Company has not experienced losses in these accounts. In addition, at March 31, 2018, the Company has short-term deposits in interest bearing accounts of $3.3 million in China, which are reported as restricted cash in the Company’s condensed consolidated balance sheets. The Company also has long-term deposits in interest bearing accounts of $0.5 million in Iowa which are reported as restricted cash within the caption other noncurrent assets in the Company’s condensed consolidated balance sheets.

Note 4. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and its consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE has been a debtor, creditor and holder of both preferred and common shares. During the second quarter of 2017, GE reduced its holdings of the Company’s common shares to less than five percent of the total shares outstanding and then completely divested of the Company’s common shares during the third quarter of 2017.

The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. The supply agreements in Taicang Port, China and Izmir, Turkey expired on December

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

31, 2017 and GE decided not to renew or extend these two contracts. As a result of the supply agreements, GE is the Company’s largest customer. For the six months ended June 30, 2017, the Company recorded related-party sales with GE of $187.3 million. As disclosed in Note 11, Concentration of Customers, for the three months ended March 31, 2018 and 2017, the Company recorded sales with GE of $87.8 million and $91.5 million, respectively. As of March 31, 2018 and December 31, 2017, the Company had accounts receivables related to sales to GE of $21.6 million and $22.2 million, respectively.

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

Note 5. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Trade accounts receivable	$114,411	$117,794
Other accounts receivable	3,539	3,782
Total accounts receivable	$117,950	$121,576

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Machinery and equipment	$100,974	$100,681
Buildings	14,385	14,711
Leasehold improvements	22,135	21,853
Office equipment and software	20,665	18,664
Furniture	19,831	19,017
Vehicles	277	294
Construction in progress	14,521	10,687
Total	192,788	185,907
Accumulated depreciation	(65,928)	(62,427)
Property, plant and equipment, net	$126,860	$123,480

Total depreciation expense for the three months ended March 31, 2018 and 2017 was $6.8 million and $3.8 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Senior term loan—U.S.	$70,313	$71,250
Senior revolving loan—U.S.	2,820	2,820
Accounts receivable financing—EMEA	22,192	14,100
Equipment financing—EMEA	16,313	16,901
Equipment capital lease—U.S.	188	536
Equipment capital lease—EMEA	5,045	5,058
Equipment capital lease—Mexico	10,815	12,844
Equipment loan—Mexico	47	47
Total long-term debt	127,733	123,556
Less: Debt issuance costs	(1,990)	(2,171)
Total long-term debt, net of debt issuance costs	125,743	121,385
Less: Current maturities of long-term debt	(43,085)	(35,506)
Long-term debt, net of debt issuance costs and current maturities	$82,658	$85,879

Note 8. Share-Based Compensation Plans

The Company’s Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan) provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights to certain employees, non-employee directors and consultants. Under the 2015 Plan, the Company has granted awards of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain employees and non-employee directors.

In March 2018, the Company issued to certain employees of the Company an aggregate of 121,386 timed-based restricted stock units, 121,386 performance-based restricted stock units that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2018 through December 31, 2020, and 170,712 performance-based restricted stock units that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2020. 100% of the time-based restricted stock units vest on the third anniversary date of the grant date. Each of the time-based restricted stock unit awards and performance-based restricted stock unit awards are subject to the employee’s continued service with the Company, the terms and conditions of the 2015 Plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated income statements was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cost of goods sold	$412	$213
General and administrative expenses	1,976	1,494
Total share-based compensation expense	$2,388	$1,707

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
RSUs	$1,318	$535
Stock options	990	1,172
PSUs	80	-
Total share-based compensation expense	$2,388	$1,707

As of March 31, 2018, the unamortized cost of the outstanding RSUs and PSUs was $6.4 million and $4.8 million, respectively, which the Company expects to recognize in the condensed consolidated financial statements over weighted-average periods of approximately 2.1 years and 3.0 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $4.0 million, which the Company expects to recognize in the condensed consolidated financial statements over a weighted-average period of approximately 1.7 years.

The summary of activity for the Company’s incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	4,731,117	3,203,290	$13.34	890,433	613,380	$15.02	—	$—
Increase in shares authorized	1,360,826	—	—		—	—	—	—
Granted	(423,136)	9,652	22.67		121,386	22.67	292,098	22.67
Exercised/vested	—	(53,250)	10.87		(38,196)	23.29	—	—
Forfeited/cancelled	576	—	—		(576)	23.29	—	—
Balance as of March 31, 2018	5,669,383	3,159,692	13.41	1,028,241	695,994	15.90	292,098	22.67

The fair value of RSUs which vested during the three months ended March 31, 2018 was $0.8 million.  In addition, during the three months ended March 31, 2018, the Company repurchased 13,441 shares for $0.3 million related to tax withholding requirements on vested RSU awards.

The following table summarizes the outstanding and exercisable stock option awards as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	22,728	1.8	$8.49	22,728	$8.49
$10.87	1,920,099	7.2	10.87	637,599	10.87
$11.00 to $16.53	656,523	7.8	16.12	239,872	16.23
$17.68 to $18.70	342,790	8.2	18.68	128,042	18.68
$18.77 to $22.34	217,552	9.5	19.92	—	—
$8.49 to $22.34	3,159,692	7.6	13.41	1,028,241	13.04

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Income Taxes

The effective tax rate for the three months ended March 31, 2018 was lower than for the three months ended March 31, 2017 primarily due to earnings mix by jurisdiction. The Company continues to maintain a full U.S. valuation allowance on its net deferred tax assets. Management will continue to reevaluate the positive and negative evidence at each reporting period. The Company expects to continue to record a full valuation allowance on its U.S. net deferred tax assets until the Company sustains an appropriate level of taxable income through an increase in overall pre-tax income to be recognized in the U.S. and the finalization of its analysis of The Tax Cuts and Jobs Act (Tax Reform Act) impact as discussed below.

In December 2017, President Trump signed into law the Tax Reform Act, which significantly revised U.S. tax law by, among other things, lowering the statutory federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, eliminating certain deductions, imposing a mandatory one-time transition tax, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Reform Act also includes many new provisions, such as changes to bonus depreciation, changes to deductions for executive compensation, interest expense limitations, net operating loss deduction limitations, a tax on global intangible low-taxed income (GILTI) earned by foreign corporate subsidiaries, a base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, just became applicable to the Company at the beginning of 2018, and the Company continues to evaluate the impact of such provisions of the Tax Reform Act.

Under U.S. GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provision, the Company is still evaluating the effects of the GILTI provisions and has not yet made its accounting policy election. The impact of the provisional calculations of GILTI and other provisions of the Tax Reform Act resulted in no incremental tax expense for the three months ended March 31, 2018 due to the net operating loss carryforwards, foreign tax credits and a full valuation allowance on U.S. net deferred tax assets. The Company will continue to refine its calculations, which may result in changes to the expected impact for 2018. The Company continues to not record a deferred tax liability related to unremitted foreign earnings as it maintains its assertion to permanently reinvest its unremitted foreign earnings.

No other changes in tax law since December 31, 2017 have had a material impact on the Company’s income tax provision.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 11. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues (dollars in thousands) are as follows:

	Three Months Ended March 31,
	2018		2017
Customer	Revenues	% of Total	Revenues	% of Total
GE	$87,828	34.6%	$91,528	43.9%
Vestas	85,269	33.6	48,263	23.1
Nordex Acciona	48,201	19.0	40,632	19.5
Siemens Gamesa	24,291	9.5	25,642	12.3
Other	8,392	3.3	2,550	1.2
Total	$253,981	100.0%	$208,615	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	March 31,	December 31,
	2018	2017
Customer	% of Total	% of Total
GE	18.8%	18.9%
Vestas	40.3%	52.4%
Nordex Acciona	30.4%	19.5%

Note 12. Segment Reporting

The Company’s operating segments are defined geographically as the United States, Asia, Mexico and EMEA. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of the Company’s segments operate in their local currency, however a portion of the revenue attributable to our China and Mexico segments is derived in U.S. dollars because certain of the Company’s domestic subsidiaries are the contracting parties to the associated customer supply agreements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information regarding each of the Company’s segments:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues by segment:
U.S.	$46,124	$47,967
Asia	77,670	69,497
Mexico	57,964	46,948
EMEA	72,223	44,203
Total revenues	$253,981	$208,615
Revenues by geographic location (1):
U.S.	$46,124	$47,967
China	77,670	69,497
Mexico	57,964	46,948
Turkey	72,223	44,203
Total revenues	$253,981	$208,615
Income (loss) from operations:
U.S. (2)	$(9,050)	$(7,326)
Asia	6,417	12,794
Mexico	4,258	2,844
EMEA	15,470	3,300
Total income from operations	$17,095	$11,612

	March 31,	December 31,
	2018	2017
	(in thousands)
Property, plant and equipment, net:
U.S.	$27,528	$24,575
Asia (China)	30,881	28,887
Mexico	38,466	39,756
EMEA (Turkey)	29,985	30,262
Total property, plant and equipment, net	$126,860	$123,480

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)	The losses from operations in the U.S. segment includes corporate general and administrative costs of $11.2 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively.

Note 13. Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement

As discussed in Note 1, Summary of Operations and Significant Accounting Policies, Topic 606 and ASU’s 2016-15 and 2016-18 were adopted by the Company as of January 1, 2018 with retrospective application to January 1, 2016 through December 31, 2017.

The following tables summarize the effects of adopting Topic 606 and ASU 2016-18 had on our previously reported financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet

(In thousands, except par value data)

	December 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,113	$—	$148,113
Restricted cash	3,849	—	3,849
Accounts receivable	121,576	—	121,576
Contract assets	—	105,619	105,619
Inventories	67,064	(62,952)	4,112
Inventories held for customer orders	64,858	(64,858)	—
Prepaid expenses and other current assets	27,507	—	27,507
Total current assets	432,967	(22,191)	410,776
Property, plant, and equipment, net	123,480	—	123,480
Goodwill	2,807	—	2,807
Intangible assets, net	150	958	1,108
Other noncurrent assets	14,130	4,261	18,391
Total assets	$573,534	$(16,972)	$556,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$166,743	$—	$166,743
Accrued warranty	29,163	1,256	30,419
Deferred revenue	81,048	(81,048)	—
Customer deposits	10,134	(9,702)	432
Current maturities of long-term debt	35,506	—	35,506
Contract liabilities	—	2,763	2,763
Total current liabilities	322,594	(86,731)	235,863
Long-term debt, net of debt issuance costs and current maturities	85,879	—	85,879
Other noncurrent liabilities	4,444	494	4,938
Total liabilities	412,917	(86,237)	326,680
Commitments and contingencies
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized and 34,049 shares issued and 34,021 shares outstanding at December 31, 2017	340	—	340
Paid-in capital	301,543	—	301,543
Accumulated other comprehensive loss	(558)	—	(558)
Accumulated deficit	(140,197)	69,265	(70,932)
Treasury stock, at cost, 28 shares at December 31, 2017	(511)	—	(511)
Total stockholders’ equity	160,617	69,265	229,882
Total liabilities and stockholders’ equity	$573,534	$(16,972)	$556,562

The primary effects of the adoption of Topic 606 on the Company’s balance sheet include 1) amounts being recognized as revenue for work performed as production takes place over time as contract assets, which differs from the prior practice of including the balances in inventory; 2) no longer reporting inventory held for customer orders or deferred revenue since revenue is now being recognized over the course of the production process, and before the product is delivered to the customer; 3) that contract liabilities are reported for amounts collected from customers in advance of the production of products, similar to our prior practice of recording customer deposits; and 4) the cumulative amount of the effect to prior periods’ net income related to the adoption of Topic 606 through December 31, 2017 is reflected in retained earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Income Statement

(In thousands, except per share data)

	Three Months Ended March 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net sales	$191,602	$17,013	$208,615
Cost of sales	167,423	15,115	182,538
Startup and transition costs	6,159	—	6,159
Total cost of goods sold	173,582	15,115	188,697
Gross profit	18,020	1,898	19,918
General and administrative expenses	8,306	—	8,306
Income from operations	9,714	1,898	11,612
Other income (expense):
Interest income	19	—	19
Interest expense	(3,026)	—	(3,026)
Realized loss on foreign currency remeasurement	(1,381)	—	(1,381)
Miscellaneous income	320	—	320
Total other expense	(4,068)	—	(4,068)
Income before income taxes	5,646	1,898	7,544
Income tax provision	(2,101)	(230)	(2,331)
Net income	$3,545	$1,668	$5,213

Weighted-average common shares outstanding:
Basic	33,737	33,737	33,737
Diluted	33,827	33,827	33,827

Net income per common share:
Basic	$0.11	$0.05	$0.15
Diluted	$0.10	$0.05	$0.15

The primary effects of the adoption of Topic 606 on the Company’s condensed consolidated income statement relate to amounts being recognized as revenue for work performed as production takes place over time, which differs from the prior practice of recognizing revenue when the product was delivered to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended March 31, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net income	$3,545	$1,668	$5,213
Other comprehensive income:
Foreign currency translation adjustments	277	—	277
Comprehensive income	$3,822	$1,668	$5,490

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(Unaudited)
Balance at December 31, 2017 - as reported	34,049	$340	$301,543	$(558)	$(140,197)	$(511)	$160,617
Cumulative effect of the adoption of Topic 606	—	—	—	—	69,265	—	69,265
Balance at December 31, 2017 - as adjusted	34,049	$340	$301,543	$(558)	$(70,932)	$(511)	$229,882

The adoption of Topic 606 increased total stockholders’ equity in 2015 and 2016 by $61.2 million and $12.3 million, respectively and decreased total stockholders’ equity in 2017 by $4.2 million.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31, 2017
	As Reported	Adoption of Topic 606	Adoption of ASU 2016-18	As Adjusted
	(Unaudited)
Cash flows from operating activities:
Net income	$3,545	$1,668	$—	$5,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,829	123	—	3,952
Share-based compensation expense	1,707	—	—	1,707
Amortization of debt issuance costs	143	—	—	143
Changes in assets and liabilities:		—	—
Accounts receivable	(28,722)	—	—	(28,722)
Contract assets	—	2,738	—	2,738
Inventories	(15,220)	15,152	—	(68)
Prepaid expenses and other current assets	6,816	—	—	6,816
Other noncurrent assets	5,871	(27)	(6,000)	(156)
Accounts payable and accrued expenses	11,211	—	—	11,211
Accrued warranty	1,983	97	—	2,080
Customer deposits	4,827	(4,110)	—	717
Deferred revenue	19,751	(19,751)	—	—
Contract liabilities	—	4,110	—	4,110
Other noncurrent liabilities	197	—	—	197
Net cash provided by (used in) operating activities	15,938	—	(6,000)	9,938
Cash flows from investing activities:
Purchase of property and equipment	(16,922)	—	—	(16,922)
Net cash used in investing activities	(16,922)	—	—	(16,922)
Cash flows from financing activities:
Repayments of term loan	(938)	—	—	(938)
Net repayments of accounts receivable financing	(1,233)	—	—	(1,233)
Net proceeds from working capital loans	517	—	—	517
Net repayments of other debt	(1,155)	—	—	(1,155)
Restricted cash	331	—	(331)	—
Net cash used in financing activities	(2,478)	—	(331)	(2,809)
Impact of foreign exchange rates on cash and cash equivalents	(63)	—		(63)
Net change in cash and cash equivalents	(3,525)	—	(6,331)	(9,856)
Cash, cash equivalents and restricted cash, beginning of year	119,066		10,797	129,863
Cash, cash equivalents and restricted cash, end of period	$115,541	$—	$4,466	$120,007

The primary effects of the adoption of Topic 606 on the Company’s condensed consolidated statement of cash flows include 1) the establishment of contract assets and liabilities; 2) the reduction of inventory and elimination of inventory held for customer orders; and 3) the elimination of deferred revenue. For more details on these items, see the disclosure related to the effect of the adoption of Topic 606 on the Company’s condensed consolidated balance sheet.

As part of our adoption of Topic 606, the Company has elected to use the following practical expedients:

-

for completed contracts that have variable consideration, the Company used the transaction price at the date on which the contract was completed, rather than estimating amounts for variable consideration in each comparative reporting period.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

-

for modified contracts, the Company did not separately evaluate the effects of the contract modifications before the beginning of the earliest period presented. Instead, the Company reflected the aggregate effect of all of the modifications that occur before the beginning of the earliest period presented in determining the transaction price, identifying the satisfied and unsatisfied performance obligations, and allocating the transaction price to the performance obligations.

-

for all periods presented before the date of initial application, the Company did not disclose the amount of the transaction price allocated to remaining performance obligations, nor an explanation of when they expect to recognize that amount as revenue.

The impact of applying the above practical expedients may change the period of revenue recognition but not the total amount to be recognized under the contract; therefore, the Company believes application of the practical expedients is not material to the comparability of the information presented above and the accounting and financial reporting related to the adoption of Topic 606.

Note 14. Subsequent Events

In April 2018, the Company entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. The Company drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under the Company’s senior secured credit facility. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature on April 6, 2023.

Interest accrues at a variable rate equal to LIBOR plus an initial margin of 1.5%, which may vary based on the Company’s total net leverage ratio as defined in the Credit Agreement. Interest is payable monthly and the Company is not obligated to make any principal repayments prior to the maturity date so long as the Company is not in default under the Credit Agreement. The Company may prepay borrowings without penalty under the Credit Agreement.

In April 2018, the Company also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million under the Credit Agreement at an effective interest rate of 4.19% for a period of five years.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of April 28, 2018, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $3.6 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.4 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 97% of our total net sales for the three months ended March 31, 2018 and 2017.

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.  In November 2017, we signed a new, five year supply agreement with Proterra Inc. (Proterra) to supply Proterra Catalyst® composite bus bodies from our existing Rhode Island facility and from a new manufacturing facility in Newton, Iowa, which we expect to commence operations in the second quarter of 2018.

We divide our business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our existing Rhode Island and Massachusetts facilities, (4) wind blade inspection and repair services, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (6) our corporate headquarters, the costs of which are included in general and administrative expenses. In January 2018, we entered into a new lease agreement with a third party for a new manufacturing facility in Newton, Iowa and we expect to commence operations at this facility in the second quarter of 2018.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facility in Taicang Port, China and at our two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at our Taicang City, China facility and (4) wind blade inspection and repair services. In March 2018, the Company entered into a new binding agreement with a third party related to the lease of a new manufacturing facility in the Yangzhou Economic & Technical Development Zone in Yangzhou, China and we expect to commence operations at this facility in early 2019.

•

Our Mexico segment manufactures wind blades from our three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017. In April 2017, we entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and we expect to commence operations at this facility in the third quarter of 2018.

•

Our EMEA segment manufactures wind blades from our two facilities in Izmir, Turkey, the most recent of which commenced operations in 2016. These two facilities also perform wind blade inspection and repair services.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The trend of wind turbine OEMs outsourcing production of wind blades remains strong as evidenced by our signing in March 2018 of a new multiyear supply agreement with Vestas Wind Systems A/S for four manufacturing lines at a new manufacturing facility in the Yangzhou Economic & Technical Development Zone in Yangzhou, China.

Our wind turbine OEMs are experiencing pricing pressure in many geographic markets due to several factors, including an increasing prevalence of auction-based pricing models for new wind farm projects, increasing competition from solar energy projects and market demand shifts driven by the current Production Tax Credit cycle in the United States. As a result of these market trends, our wind turbine OEM customers are requiring an increasing number of wind blade model transitions in 2018.

We expect our revenue growth rate in 2018 to slow considerably due to a significant number of wind blade model transitions and the startup of several new manufacturing facilities.

COMPONENTS OF RESULTS OF OPERATIONS

Net Sales

We recognize revenue from manufacturing services over time as the customer controls the product as it is produced, and we may not use or sell the product to fulfill other customers’ contracts. Net sales include amounts billed to our customers for our products, including wind blades, precision molding and assembly systems and other products and services, as well as the progress towards the completion of the performance obligation for products in progress, which is determined on a ratio of direct costs incurred to date in fulfillment of the contract to the total estimated direct costs required to complete the performance obligation.

Cost of Goods Sold

Cost of goods sold includes the costs we incur at our production facilities to make products saleable on both products invoiced during the period as well as products in progress towards the completion of each performance obligation. Cost of goods sold includes such items as raw materials, direct and indirect labor and facilities costs, including purchasing and receiving costs, plant management, inspection costs, product engineering and internal transfer costs. In addition, all depreciation associated with assets used in the production of our products is also included in cost of goods sold. Direct labor costs consist of salaries, benefits and other personnel related costs for employees engaged in the manufacture of our products.

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

For the three months ended March 31, 2018 and 2017, the research and development expenses incurred at our Warren, Rhode Island and Fall River, Massachusetts locations as well as at our Kolding, Denmark advanced engineering center are included in general and administrative expenses and totaled $0.2 million and $0.3 million, respectively. Research and development performed at our manufacturing facilities is included in cost of goods sold.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our debt borrowings and the amortization of deferred financing costs on such borrowings. Other income (expense) also includes realized gains and losses on foreign currency remeasurement, interest income and miscellaneous income and expense.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net sales	$253,981	$208,615
Total billings (1)	$223,701	$211,360
Net income	$8,648	$5,213
EBITDA (1)	$20,974	$14,502
Adjusted EBITDA (1)	$27,373	$17,590
Capital expenditures	$11,714	$16,922
Free cash flow (1)	$(14,746)	$(6,984)

	March 31,	December 31,
	2018	2017
	(in thousands)
Total debt, net of debt issuance costs	$125,743	$121,385
Net cash (1)	$11,108	$24,557

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash to net sales, net income, net income, net cash provided by operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Total billings

We define total billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We monitor total billings, and believe it is useful to present to investors as a supplement to our GAAP measures, because we believe it more directly correlates to sales activity and operations based on the timing of actual transactions with our customers, which facilitates comparison of our performance between periods and provides a more timely indication of trends in sales. Under GAAP, total net sales recognized on products in production represents the total amount that the Company has recognized as revenue under the cost-to-cost method for services performed during the period under the Company’s long-term supply agreements. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 30 to 65 days after receipt of the invoice based on negotiated payment terms. However, in many cases, our customers request that we store their wind blades until they are ready to assemble wind turbines at a particular wind farm project. We have no control over when our customers decide to ship wind blades from our storage sites, and in some cases, our customers have stored large numbers of their wind blades on our sites for six months or more. However, we are contractually entitled to payment for those wind blades and, accordingly, invoice them when the blades are placed in storage.

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

In evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments noted herein. Our presentations of EBITDA and adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP measures.

Free cash flow

We define free cash flow as net cash provided by operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding business acquisitions.

Net cash (debt)

We define net cash (debt) as total unrestricted cash and cash equivalents less the total principal amount of debt outstanding. The total principal amount of debt outstanding is comprised of the long-term debt and current maturities of long-term debt as presented in our condensed consolidated balance sheets adding back any debt issuance costs and discounts. We believe that the presentation of net cash (debt) provides useful information to investors because our management reviews net cash (debt) as part of our oversight of overall liquidity, financial flexibility and leverage. Net cash (debt) is important when we consider opening new plants and expanding existing plants, as well as for capital expenditure requirements.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net sales	$253,981	$208,615
Change in contract assets	(24,396)	(2,738)
Transfer to contract assets from contract liabilities	(10,414)	2,000
Foreign exchange impact (1)	4,530	3,483
Total billings	$223,701	$211,360

Net income	$8,648	$5,213
Adjustments:
Depreciation and amortization	7,072	3,951
Interest expense (net of interest income)	3,297	3,007
Income tax provision	1,957	2,331
EBITDA	20,974	14,502
Share-based compensation expense	2,388	1,707
Realized loss on foreign currency remeasurement	4,011	1,381
Adjusted EBITDA	$27,373	$17,590

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(3,032)	$9,938
Less capital expenditures	(11,714)	(16,922)
Free cash flow	$(14,746)	$(6,984)

Net cash (debt) is reconciled as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Total debt, net of debt issuance costs	$(125,743)	$(121,385)
Less debt issuance costs	(1,990)	(2,171)
Plus cash and cash equivalents	138,841	148,113
Net cash	$11,108	$24,557

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2018	2017
Sets	569	636
Estimated megawatts	1,464	1,460
Dedicated manufacturing lines	46	44
Total manufacturing lines installed	38	39
Manufacturing lines in startup	10	9
Manufacturing lines in transition	4	—

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended March 31, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2018		2017
	(dollars in thousands)
Net sales	$253,981	100.0%	$208,615	100.0%
Cost of sales	210,988	83.1	182,538	87.5
Startup and transition costs	14,735	5.8	6,159	3.0
Total cost of goods sold	225,723	88.9	188,697	90.5
Gross profit	28,258	11.1	19,918	9.5
General and administrative expenses	11,163	4.4	8,306	4.0
Income from operations	17,095	6.7	11,612	5.5
Other expense	(6,490)	(2.5)	(4,068)	(1.9)
Income before income taxes	10,605	4.2	7,544	3.6
Income tax provision	(1,957)	(0.8)	(2,331)	(1.1)
Net income	$8,648	3.4%	$5,213	2.5%

Net sales for the three months ended March 31, 2018 increased by $45.4 million or 21.7% to $254.0 million compared to $208.6 million in the same period in 2017. Total billings were $223.7 million for the three months ended March 31, 2018 compared to $211.3 million in the 2017 period. Net sales of wind blades increased by 19.7% to $234.2 million for the three months ended March 31, 2018 as compared to $195.7 million in the same period in 2017. The increase was primarily driven by higher average sales prices due to the mix of wind blade models produced during the three months ended March 31, 2018 compared to the same period in 2017 and by foreign currency fluctuations. This was partially offset by a 10.5% decrease in the number of wind blades produced during the three months ended March 31, 2018 compared to the same period in 2017. Net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2018 increased to $10.8 million from $7.7 million in the same period in 2017. This increase was primarily the result of our customers requiring more precision molding and assembly systems from our Taicang facility during the three months ended March 31, 2018 as compared to the same period in 2017. Total billings were $223.7 million for the three months ended March 31, 2018 compared to $211.4 million in the 2017 period. The impact of the weakening of the U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the three months ended March 31, 2018 was a net increase of 3.4% and 3.9%, respectively. This compares to an unfavorable impact during the three months ended March 31, 2017 of 1.4%.

Total cost of goods sold for the three months ended March 31, 2018 was $225.7 million and included aggregate costs of $14.7 million related to startup costs in our new plants in Turkey and Mexico and the startup costs related to our new customer, Senvion, in Taicang, China. This compares to total cost of goods sold for the three months ended March 31, 2017 of $188.7 million, including aggregate costs of $6.2 million related to startup costs in our new plants in Turkey and Mexico. Cost of goods sold as a percentage of net sales decreased slightly during the three months ended March 31, 2018 as compared to the same period in 2017, driven by improved operating efficiencies and the impact of savings in raw material costs, partially offset by the increase in startup and transition costs. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso increased consolidated cost of goods sold by 4.6% for three months ended March 31, 2018 as compared to a 4.1% reduction in the comparable period of 2017.

General and administrative expenses for the three months ended March 31, 2018 totaled $11.2 million as compared to $8.3 million for the same period in 2017. As a percentage of net sales, general and administrative expenses were 4.4% for the three months ended March 31, 2018, up from 3.9% in the same period in 2017. The increase in expenses was primarily driven by additional costs incurred related to the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), costs related to our work related to the Sarbanes-Oxley Act, increased personnel costs from filling our key global positions to support our growth and diversification strategy, additional depreciation expense related to our enhanced corporate infrastructure and a $0.5 million increase in share-based compensation expense.

Other expense totaled $6.5 million for the three months ended March 31, 2018 as compared to $4.1 million for the same period in 2017. The amount for the three months ended March 31, 2018 was primarily comprised of realized losses on foreign currency remeasurement of $4.0 million and interest expense of $3.3 million, partially offset by miscellaneous income of $0.8 million. This compares to interest expense of $3.0 million and realized losses on foreign currency remeasurement of $1.4 million in the three months ended March 31, 2017.

Income tax provision decreased to $2.0 million for the three months ended March 31, 2018 from $2.3 million for the same period in 2017. The effective tax rate for the 2018 period was lower than the 2017 comparable period rate primarily due to earnings mix by jurisdiction.

Net income for the three months ended March 31, 2018 was $8.6 million as compared to $5.2 million in the same period in 2017. The increase was primarily due to the reasons set forth above.  Diluted earnings per share was $0.24 for the three months ended March 31, 2018, compared to $0.15 for the three months ended March 31, 2017.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments:

	Three Months Ended
	March 31,
	2018	2017
Net Sales	(in thousands)
U.S.	$46,124	$47,967
Asia	77,670	69,497
Mexico	57,964	46,948
EMEA	72,223	44,203
Total net sales	$253,981	$208,615

	Three Months Ended
	March 31,
	2018	2017
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(9,050)	$(7,326)
Asia	6,417	12,794
Mexico	4,258	2,844
EMEA	15,470	3,300
Total income from operations	$17,095	$11,612
(1)

Includes the costs of our corporate headquarters and our advanced engineering center in Kolding, Denmark totaling $11.2 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively.

U.S. Segment

Net sales in the three months ended March 31, 2018 decreased slightly to $46.1 million compared to $48.0 million in the same period in 2017. Net sales of wind blades decreased to $38.9 million during the three months ended March 31, 2018 as compared to $42.0 million in the same period of 2017 primarily due to a slight reduction in the number of wind blades produced and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2018 were $1.9 million compared to $3.3 million during the same period in 2017. These decreases were partially offset by a $2.7 million increase in non-wind related net sales during the three months ended March 31, 2018 as compared to the same period in 2017.

The loss from operations for the three months ended March 31, 2018 was $9.1 million as compared to a loss of $7.3 million in the same period in 2017. These amounts include corporate general and administrative costs of $11.2 million and $8.3 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in the corporate general and administrative costs was primarily driven by additional costs incurred related to the implementation of Topic 606, costs related to our work related to the Sarbanes-Oxley Act, increased personnel costs from filling our key global positions to support our growth and diversification strategy, costs related to our advanced engineering center, additional depreciation expense related to our enhanced corporate infrastructure and a $0.5 million increase in share-based compensation expense. The operating results were also unfavorably impacted by lower precision molding volume discussed above during the three months ended March 31, 2018 as compared to the 2017 period.

Asia Segment

Net sales in the three months ended March 31, 2018 increased by $8.2 million or 11.8% to $77.7 million compared to $69.5 million in the same period in 2017. Net sales of wind blades were $68.2 million in the three months ended March 31, 2018 compared to $65.3 million in the same period of 2017. The increase was the result of higher average sales prices due to the mix of wind blade models produced during the three months ended March 31, 2018 compared to the same period in 2017. These increases were partially offset by a 17.7% decrease in the number of wind blades produced. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a slightly favorable impact of 1.8% on net sales during the three months ended March 31, 2018, as compared to an unfavorable impact of 1.7% in the three months ended March 31, 2017. Net sales from the manufacturing of precision molding and assembly systems totaled $8.2 million during the three months ended March 31, 2018 compared to $3.7 million during the three months ended March 31, 2017.

Income from operations in the Asia segment for the three months ended March 31, 2018 was $6.4 million as compared to $12.8 million in the same period in 2017. This decrease was driven by startup costs incurred at our Taicang Port plant for a new customer. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 8.5% on cost of goods sold for three months ended March 31, 2018 as compared to a favorable impact of 4.9% in the comparable 2017 period.

Mexico Segment

Net sales in the three months ended March 31, 2018 increased by $11.0 million or 23.5% to $58.0 million compared to $46.9 million in the same period in 2017. The increase reflects a 5.5% increase in wind blade volume driven by greater volume at our second and third Mexico plants, partially offset by a decrease in wind blade volume at our first Mexico plant. These increases were also impacted by an increase in the average sales prices of wind blades due to a change in the mix of wind blades between periods.

Income from operations in the Mexico segment for the three months ended March 31, 2018 was $4.3 million as compared to $2.8 million in the same period in 2017. The increase in income from operations was due to the overall increase in wind blade volume noted above as well as from savings in raw material costs and production efficiencies.  This was partially offset by the startup costs incurred at our three new Mexico facilities and the unfavorable impact of the weakening U.S. dollar relative to the Mexican Peso on cost of goods sold of 1.4%. The fluctuating U.S. dollar against the Mexican Peso had a favorable impact of 2.2% on cost of goods sold for three months ended March 31, 2017.

EMEA Segment

Net sales during the three months ended March 31, 2018 increased by $28.0 million or 63.4% to $72.2 million compared to $44.2 million in the same period in 2017. The increase was driven by the increase in wind blade production in our second Turkey plant, partially offset by a 57% decrease in wind blade volume at our first Turkey plant as a result of the December 31, 2017 conclusion of our supply agreement with GE. We completed 100% of GE volume by the end of June 2017 to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for another customer in the second half of 2017. Other items having a favorable impact on net sales include overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant, the mix of wind blades sold during the period as well as the impact of the weakening U.S. dollar relative to the Euro of 10.1%. This compares to an unfavorable impact on net sales of 3.8% in the three months ended March 31, 2017.

Income from operations in the EMEA segment for the three months ended March 31, 2018 was $15.5 million as compared to $3.3 million in the same period in 2017. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiency at our first Turkey plant, savings in raw materials, partially offset by the net unfavorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 6.2% in the three months ended March 31, 2018.  This is compared to a net favorable impact of 9.9% in the three months ended March 31, 2017.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $4.2 million for the three months ended March 31, 2018 as compared to net repayments on financing arrangements of $2.8 million in the comparable period of 2017. As of March 31, 2018, we had $127.7 million in outstanding indebtedness, excluding debt issuance costs. As of March 31, 2018, we had an aggregate of $34.1 million of remaining capacity and $12.0 million of availability under our various credit facilities. However, as described below, in April 2018, we refinanced our existing restated credit facility which increased the capacity and availability under our global credit facilities by approximately $50 million. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity.

At March 31, 2018 and December 31, 2017, we had unrestricted cash, cash equivalents and short-term investments totaling $138.8 million and $148.1 million, respectively. The March 31, 2018 balance includes $35.4 million of cash located outside of the United States, including $29.2 million in China, $1.1 million in Turkey and $5.1 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million.

Operating Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net income	$8,648	$5,213
Depreciation and amortization	7,072	3,952
Share-based compensation expense	2,388	1,707
Other non-cash items	181	143
Changes in assets and liabilities	(21,321)	(1,077)
Net cash provided by (used in) operating activities	$(3,032)	$9,938

Net cash used in operating activities totaled $3.0 million for the three months ended March 31, 2018 and was primarily the result of a $21.3 million net decrease in working capital, partially offset by net income for the period of $8.6 million, depreciation and amortization of $7.1 million and share-based compensation expense of $2.4 million. The key components of the $21.3 million net decrease in working capital include a $22.7 million increase in contract assets and liabilities and an $8.2 million increase in prepaid expenses and other current assets.  These decreases were partially offset by a $3.6 million decrease in accounts receivable, a $3.2 million increase in accounts payable and accrued expenses and a $2.3 million increase in accrued warranty. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of our adoption of the new revenue recognition accounting standard.

Net cash provided by operating activities totaled $9.9 million for the three months ended March 31, 2017 and was primarily the result of net income for the period of $5.2 million, depreciation and amortization of $4.0 million, share-based compensation expense of $1.7 million and a $1.1 million net decrease in working capital. The key components of the $1.1 million net decrease in working capital include a $28.7 million increase in accounts receivable.  This decrease was mostly offset by an $11.9 million increase in accounts payable and accrued expenses, a $6.8 million decrease in prepaid expenses and other current assets, a $6.8 million decrease in contract assets, net of contract liabilities and a $2.1 million increase in accrued warranty. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of our adoption of the new revenue recognition accounting standard.

Investing Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Purchase of property and equipment	$(11,714)	$(16,922)
Net cash used in investing activities	$(11,714)	$(16,922)

Net cash used in investing activities totaled $11.7 million and $16.9 million for the three months ended March 31, 2018 and 2017, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities and costs at our corporate office to enhance our information technology systems. The capital expenditures for the three months ended March 31, 2018 primarily related to the our second wind blade plant in Turkey, the expansion and improvements at our Taicang, China facility and costs at our corporate office to enhance our information technology systems. The capital expenditures for the three months ended March 31, 2017 primarily related to our second wind blade plants in Mexico and Turkey as well as the expansion of our wind blade facility in Dafeng, China.

We anticipate fiscal year 2018 capital expenditures of between $85 million to $90 million. We estimate that the cost we will incur after March 31, 2018 to complete our current projects in process is approximately $9.6 million. We have used and will continue to use cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Matamoros, Mexico; Newton, Iowa and Yangzhou, China, continued investment in our existing China, Mexico and Turkey wind blade facilities and costs at our corporate office to enhance our information technology systems.

Financing Cash Flows

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Repayments of term loan	$(938)	$(938)
Net proceeds from (repayments of) accounts receivable financing	8,093	(1,233)
Net proceeds from working capital loans	—	517
Net repayments of other debt	(2,978)	(1,155)
Proceeds from exercise of stock options	585	—
Repurchase of common stock including shares withheld in lieu of income taxes	(272)	—
Net cash provided by (used in) financing activities	$4,490	$(2,809)

The net cash provided by financing activities totaled $4.5 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $2.8 million in the comparable period of 2017. Net cash provided by financing activities for the three months ended March 31, 2018 primarily reflects the net proceeds from accounts receivable financing, partially offset by net repayments of other debt and term loans. Net cash used in financing activities for the three months ended March 31, 2017 primarily reflects the net repayments of accounts receivable financing, the term loan and other debt.

Share Repurchases

During the three months ended March 31, 2018, we repurchased 13,441 shares of our common stock for $0.3 million related to tax withholding requirements on restricted stock units which vested during the period.

Description of Our Indebtedness

Senior Financing Agreements (U.S.):

In December 2016, we amended and restated the previous credit facility (the Restated Credit Facility). The previous $100.0 million of available principal was replaced with a $75.0 million term loan and a $25.0 million revolving credit facility, which originally included a $15.0 million letter of credit sub-facility, which was increased to $20.0 million in April 2017. The borrowings under the Restated Credit Facility bore interest at a variable rate through maturity at the London Interbank Offered Rate (LIBOR), with a 1.0% floor, plus 5.75%. The Restated Credit Facility required us to make quarterly principal payments in the amount of $0.9 million of the outstanding principal loan balance commencing in March 2017, with the remaining outstanding balance to be repaid on or before December 30, 2020. The Restated Credit Facility contained customary affirmative covenants, negative covenants and events of default. The obligations under the Restated Credit Facility were secured by a lien on substantially all of our tangible and intangible property and by a pledge of 65% of the equity of our direct foreign subsidiaries, subject to customary exceptions and exclusions from collateral.

If we prepaid any of the outstanding principal loan balance prior to December 30, 2017, we would have been required to pay the lenders a premium equal to the amount of interest that otherwise would have been payable from the date of prepayment until December 30, 2017 plus 3.0% of the amount of the principal loan balance that was prepaid. If we prepaid any of the outstanding principal loan balance after December 30, 2017 through December 30, 2018, we would have been required to pay the lenders 2.0% of the principal loan balance that was prepaid, and if we were to have prepaid any of the outstanding loan balance after December 30, 2018 through December 30, 2019, we would have been required to pay a premium of 1.5% of the amount of the principal loan balance that was prepaid.

In connection with the Restated Credit Facility, in December 2016 the Company repaid our previous credit facility balance of $74.4 million, plus accrued interest, closing fees, a prepayment penalty and the reimbursement of certain lenders expenses incurred. More specifically, the Company expensed $2.4 million of the remaining deferred financing costs associated with the previous credit facility and the related $2.1 million prepayment penalty within the caption “Loss on extinguishment of debt” in the accompanying condensed consolidated income statements. In addition, the Company incurred debt issuance costs related to the Restated Credit Facility totaling $2.2 million which were being amortized to interest expense over the remaining term of the credit facility (48 months) using the effective interest method.

In December 2017, we amended the Restated Credit Facility to consent to the restructuring of our parent and subsidiaries, decreased the variable interest rate to LIBOR, with a 1.0% floor, plus 5.25% (6.94% as of March 31, 2018) and the amendment of certain capital expenditure and other financial covenants.  In connection with this amendment, the amendment fee of $0.4 million was recorded as a debt issuance cost and was being amortized to interest expense over the remaining term of the credit facility (36 months) using the effective interest method. As of March 31, 2018 and December 31, 2017, the aggregate outstanding balances under the Restated Credit Facility were $73.1 million and $74.1 million, respectively.

On April 6, 2018, we entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. On the closing date we drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under the Restated Credit Facility. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature on April 6, 2023.

Interest accrues at a variable rate equal to LIBOR plus an initial margin of 1.5%, which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is payable monthly and we are not obligated to make any principal repayments prior to the maturity date as long as we are not in default under the Credit Agreement. We may prepay borrowing under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.19% for a period of five years.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro, or approximately $25.9 million as of March 31, 2018) of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues annually at a variable rate of the annual Euro Interbank Offered Rate (EURIBOR) plus 5.95%) (5.95% as of March 31, 2018) and is paid quarterly. In December 2014, and later amended, we obtained an additional $5.0 million of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of March 31, 2018 and December 31, 2017 include $15.9 million and $6.8 million, respectively, of accounts receivable financing and no unsecured financing in either period.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month EURIBOR plus 6.5% (6.5% as of December 31, 2017). During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was decreased to $0.6 million. No amounts were outstanding under this agreement as of March 31, 2018 or December 31, 2017.

In March 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 31.0 million Euro (approximately $38.2 million as of March 31, 2018) of short-term financing of which 15.0 million Euro (approximately $18.5 million as of March 31, 2018) is collateralized financing based on invoiced accounts receivable of one of the EMEA segment’s customers, 15.0 million Euro (approximately $18.5 million as of March 31, 2018) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.2 million as of March 31, 2018) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivable accrues at the one month EURIBOR plus 5.75% (5.75% as of March 31, 2018) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (6.75% as of March 31, 2018) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually,with an amended final maturity date of December 2018. As of March 31, 2018 and December 31, 2017, there was $16.3 million and $16.9 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of March 31, 2018 and December 31, 2017, there was $6.3 million and $7.3 million outstanding under the collateralized financing based on invoiced accounts receivables, respectively.

Asia: In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 150.0 million Renminbi (approximately $23.9 million as of March 31, 2018) which can be used for the purpose of domestic and foreign currency loans, issuing customs letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (extended to January 2019). As of March 31, 2018 and December 31, 2017, there were 132.3 million Renminbi (approximately $21.1 million as of March 31, 2018) and 127.0 million Renminbi (approximately $19.5 million as of December 31, 2017) of letters of guarantee used for customs clearance outstanding, respectively.

In March 2018, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $15.9 million as of March 31, 2018) of which 70.0 million Renminbi (approximately $11.1 million as of March 31, 2018) can be used as customs letters of guarantee and 30.0 million Renminbi (approximately $4.8 million as of March 31, 2018) can be used for working capital. Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023). As of March 31, 2018, there were no amounts outstanding under this credit agreement.

Equipment Leases and Other Arrangements: We have entered into certain capital lease, sale-leaseback and equipment financing arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of March 31, 2018 and December 31, 2017, there was $16.1 million and $18.5 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of March 31, 2018, we leased a total of approximately 4.4 million square feet in Dafeng, China; Izmir, Turkey; Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Taicang City, China; Kolding, Denmark; Warren, Rhode Island; and Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $21 million for the full year 2018.

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

In 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three months ended March 31, 2018, $11.4 million of receivables were sold to the financial institution.

Critical Accounting Policies and Estimates

Effective January 1, 2018, we adopted the requirements of Topic 606 using the full retrospective method as further described in Note 1, Recently Issued Accounting Pronouncements - Revenue from Contracts with Customers and Note 2, Revenue from Contracts with Customers to our condensed consolidated financial statements. We believe that the resulting accounting policy related to revenue recognition is a critical accounting policy because of the significance of revenue, the complexity of estimates when utilizing the percentage-of-completion method and the significant degree of judgment in evaluating recognition criteria.

Except as noted above, there have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1, Recently Issued Accounting Pronouncements to our condensed consolidated financial statements.

Contractual Obligations

During the three months ended March 31, 2018, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $4.4 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials. We have not hedged, nor do we intend to hedge, our commodity price exposure. We generally lock in pricing for our key raw materials for 12 months which protects us from price increases within that period. As many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we are able to benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices and also enables us to take full advantage of decreases.

Resin and resin systems are the only commodities for which we do not have fixed pricing. Approximately 35% of the resin and resin systems we use is purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $1.4 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of March 31, 2018, in our U.S. segment we had an aggregate of $73.1 million outstanding under the Restated Credit Facility that was tied to LIBOR, which was used to refinance existing indebtedness, fund future growth opportunities and current operations. Our EMEA segment currently has three general credit agreements with Turkish financial institutions which are tied to EURIBOR. Each of the agreements contains collateralized financing on invoiced customer receivables, with two of the agreements also containing unsecured financing and the third agreement also containing collateralized financing of capital expenditures. As of March 31, 2018, there was $22.2 million of collateralized financing on invoiced customer receivables and $16.3 million of collateralized financing of capital expenditures outstanding.  The Restated Credit Facility and three EMEA general credit agreements noted above are the only variable rate debt that we had outstanding as of March 31, 2018 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of March 31, 2018, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows. Our new Credit Agreement includes interest which accrues at a variable rate equal to LIBOR plus a margin. To stabilize the potential volatility of that rate, we entered into an interest rate swap arrangement to fix a notional principal amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.19% for a period of five years.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2018 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

As a result of the adoption of Topic 606, the Company re-evaluated and put in place new internal controls related to revenue recognition. The Company is also currently updating its enterprise risk planning systems to accommodate Topic 606 and will continue to evaluate such internal controls.

Except as noted above, there have not been any other changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended March 31, 2018 from certain employees who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January (January 1, 2018 - January 31, 2018)	—	$—	—	—
February (February 1, 2018 - February 28, 2018)	—	—	—	—
March (March 1, 2018 - March 31, 2018)	13,441	20.27	—	—
Total	13,441	$20.27	—	—

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

10.1

Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto

10.2	Form of Employee Restricted Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.3	Form of Executive Restrictive Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.4	Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.5	Form of Executive Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.6	Form of Employee Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.7	Form of Executive Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TPI COMPOSITES, INC.

Date: May 3, 2018	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)