Form 10-Q/A
period 2018-03-31
TPI COMPOSITES, INC
filed 2018-05-07
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the Form 10-Q/A) to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2018, as filed with the Securities and Exchange Commission on May 3, 2018 (the Form 10-Q), solely to correct an error in a table reconciling one of our non-GAAP financial measures to the most directly comparable GAAP measure. The corrected presentation of total billings to net sales is included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q/A.

No other changes have been made to the Form 10-Q other than the aforementioned correction. This Form 10-Q/A does not reflect subsequent events occurring after the original filing date of the Form 10-Q nor does it modify or update in any way the other disclosures made in the Form 10-Q.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net sales	$253,981	$208,615
Change in contract assets	(24,396)	(2,738)
Foreign exchange impact (1)	(5,884)	5,483
Total billings	$223,701	$211,360

Net income	$8,648	$5,213
Adjustments:
Depreciation and amortization	7,072	3,951
Interest expense (net of interest income)	3,297	3,007
Income tax provision	1,957	2,331
EBITDA	20,974	14,502
Share-based compensation expense	2,388	1,707
Realized loss on foreign currency remeasurement	4,011	1,381
Adjusted EBITDA	$27,373	$17,590

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(3,032)	$9,938
Less capital expenditures	(11,714)	(16,922)
Free cash flow	$(14,746)	$(6,984)

Net cash (debt) is reconciled as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Total debt, net of debt issuance costs	$(125,743)	$(121,385)
Less debt issuance costs	(1,990)	(2,171)
Plus cash and cash equivalents	138,841	148,113
Net cash	$11,108	$24,557

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2018	2017
Sets	569	636
Estimated megawatts	1,464	1,460
Dedicated manufacturing lines	46	44
Total manufacturing lines installed	38	39
Manufacturing lines in startup	10	9
Manufacturing lines in transition	4	—

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

10.1*

Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto

10.2*	Form of Employee Restricted Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.3*	Form of Executive Restrictive Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.4*	Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.5*	Form of Executive Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.6*	Form of Employee Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

10.7*	Form of Executive Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with our Quarterly Report on Form 10-Q filed on May 3, 2018.
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI COMPOSITES, INC.

Date: May 7, 2018	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)