Form 10-Q
period 2018-06-30
TPI COMPOSITES, INC
filed 2018-08-07
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, there were 34,412,503 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,995	$148,113
Restricted cash	4,431	3,849
Accounts receivable	119,479	121,576
Contract assets	131,371	105,619
Prepaid expenses and other current assets	26,622	27,507
Inventories	5,593	4,112
Total current assets	401,491	410,776
Property, plant, and equipment, net	145,348	123,480
Other noncurrent assets	25,045	22,306
Total assets	$571,884	$556,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$167,314	$167,175
Accrued warranty	33,979	30,419
Current maturities of long-term debt	39,528	35,506
Contract liabilities	1,820	2,763
Total current liabilities	242,641	235,863
Long-term debt, net of debt issuance costs and current maturities	90,332	85,879
Other noncurrent liabilities	4,818	4,938
Total liabilities	337,791	326,680
Commitments and contingencies (Note 10)
Stockholders’ equity: (Note 4)
Common shares, $0.01 par value, 100,000 shares authorized and 34,260 shares issued and 34,229 shares outstanding at June 30, 2018 and 100,000 shares authorized and 34,049 shares issued and 34,021 shares outstanding at December 31, 2017	343	340
Paid-in capital	307,324	301,543
Accumulated other comprehensive loss	(6,653)	(558)
Accumulated deficit	(66,337)	(70,932)
Treasury stock, at cost, 31 shares at June 30, 2018 and 28 shares at December 31, 2017	(584)	(511)
Total stockholders’ equity	234,093	229,882
Total liabilities and stockholders’ equity	$571,884	$556,562

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
Net sales (Note 4)	$230,610	$239,582	$484,591	$448,197
Cost of sales	198,235	199,117	409,223	381,655
Startup and transition costs	17,324	10,540	32,059	16,699
Total cost of goods sold	215,559	209,657	441,282	398,354
Gross profit	15,051	29,925	43,309	49,843
General and administrative expenses	10,989	10,752	22,152	19,058
Income from operations	4,062	19,173	21,157	30,785
Other income (expense):
Interest income	43	11	84	30
Interest expense	(2,715)	(2,935)	(6,053)	(5,961)
Loss on extinguishment of debt	(3,397)	—	(3,397)	—
Realized loss on foreign currency remeasurement	(765)	(1,233)	(4,776)	(2,614)
Miscellaneous income	674	258	1,492	578
Total other expense	(6,160)	(3,899)	(12,650)	(7,967)
Income (loss) before income taxes	(2,098)	15,274	8,507	22,818
Income tax provision	(1,955)	(5,697)	(3,912)	(8,028)
Net income (loss)	$(4,053)	$9,577	$4,595	$14,790

Weighted-average common shares outstanding:
Basic	34,164	33,737	34,107	33,737
Diluted	34,164	33,828	35,766	33,827

Net income (loss) per common share:
Basic	$(0.12)	$0.28	$0.13	$0.44
Diluted	$(0.12)	$0.28	$0.13	$0.44

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income (loss)	$(4,053)	$9,577	$4,595	$14,790
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,177)	1,300	(6,287)	1,577
Unrealized gain on hedging derivative, net of taxes of $0 for the three months ended June 30, 2018 and $0 for the six months ended June 30, 2018	192	—	192	—
Comprehensive income (loss)	$(12,038)	$10,877	$(1,500)	$16,367

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$4,595	$14,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,202	8,716
Share-based compensation expense	4,999	3,751
Loss on extinguishment of debt	3,397	—
Amortization of debt issuance costs	260	286
Changes in assets and liabilities:
Accounts receivable	2,098	(49,360)
Contract assets and liabilities	(26,695)	3,477
Inventories	(1,481)	852
Prepaid expenses and other current assets	884	5,169
Other noncurrent assets	(4,047)	(1,942)
Accounts payable and accrued expenses	1,940	34,706
Accrued warranty	3,560	5,566
Other noncurrent liabilities	(177)	(141)
Net cash provided by operating activities	2,535	25,870
Cash flows from investing activities:
Purchase of property and equipment	(42,310)	(26,727)
Net cash used in investing activities	(42,310)	(26,727)
Cash flows from financing activities:
Proceeds from term loans	74,435	—
Repayments of term loans	(74,972)	(1,875)
Net proceeds from accounts receivable financing	11,924	5,182
Proceeds from working capital loans	—	6,620
Repayments of working capital loans	—	(11,258)
Net proceeds from (repayments of) other debt	(5,449)	6,253
Debt issuance costs	(281)	—
Proceeds from exercise of stock options	1,307	—
Repurchase of common stock including shares withheld in lieu of income taxes	(272)	—
Net cash provided by financing activities	6,692	4,922
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(453)	164
Net change in cash, cash equivalents and restricted cash	(33,536)	4,229
Cash, cash equivalents and restricted cash, beginning of year	152,437	129,863
Cash, cash equivalents and restricted cash, end of period	$118,901	$134,092

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,607	$5,866
Cash paid for income taxes, net	2,425	9,982
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	3,670	5,002

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

In May 2017, the Company completed a secondary public offering of 5,075,000 shares of its common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing shareholders and certain of the Company’s executive officers. The selling shareholders received all of the net proceeds of $78.8 million from the secondary public offering. The Company did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by the Company in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying condensed consolidated statement of operations.

Basis of Presentation

The Company divides its business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

The U.S. segment includes (1) the manufacturing of wind blades at the Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at the Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which the Company also conducts at its existing Rhode Island and Massachusetts facilities and at a new manufacturing facility in Newton, Iowa which commenced operations in the second quarter of 2018, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (6) our corporate headquarters, the costs of which are included in general and administrative expenses.

•

The Asia segment includes (1) the manufacturing of wind blades at the facility in Taicang Port, China and at its two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at the Taicang City, China facility and (3) wind blade inspection and repair services.  In March 2018, the Company entered into a new lease

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

agreement with a third party related to the lease of a new manufacturing facility in the Yangzhou Economic & Technical Development Zone in Yangzhou, China and we expect to commence operations at this facility in early 2019.

•

The Mexico segment manufactures wind blades from its three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017.  In April 2017, the Company entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and the Company commenced operations at this facility in the third quarter of 2018. This segment also performs wind blade inspection and repair services.

•	The EMEA segment manufactures wind blades from its two facilities in Izmir, Turkey and also performs wind blade inspection and repair services.

The accompanying condensed consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although the Company believes the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2018, and the results of the Company’s operations, comprehensive income and cash flows for the periods presented. The Company restated the December 31, 2017 condensed consolidated balance sheet and the June 30, 2017 condensed consolidated income and cash flow statements for the effect of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (Topic 606), see Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, but does not include all disclosures required under GAAP.  Interim results for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full years.

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

Revenue Recognition

The majority of our revenue is generated from long-term contracts associated with manufacturing of wind blades and related services.  The Company accounts for a long-term contract when it has the approval from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and the collectability of consideration is probable.

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

Warranty accrual at June 30 consisted of the following:

2018
(in thousands)
Warranty accrual at beginning of year	$30,419
Accrual during the period	6,136
Cost of warranty services provided during the period	(579)
Reversal of reserves upon warranty expiration	(1,997)
Warranty accrual at end of period	$33,979

Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares relate to share-based compensation plans and are recorded at weighted-average cost.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Net Income (Loss) Per Common Share Calculation

The basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during a period. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding plus potentially dilutive securities using the treasury stock method. The table below reflects the calculation of the weighted-average number of common shares outstanding, using the treasury stock method, used in computing basic and diluted earnings (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average shares outstanding	34,164	33,737	34,107	33,737
Effect of dilutive stock options and warrants	—	91	1,659	90
Diluted weighted-average shares outstanding	34,164	33,828	35,766	33,827

Share-based compensation awards of 97,000 shares were excluded from the computation of diluted net income per share for the six months ended June 30, 2018 because the effect would be anti-dilutive. The Company had 1,851,000 potentially dilutive shares outstanding for the three months ended June 30, 2018 that were not included in the diluted net loss per share calculation because their affect would be anti-dilutive. In addition, the performance-based restricted stock units (PSUs) described below have been excluded from the computation of diluted net income per share for the six months ended June 30, 2018 as the performance conditions have not yet been met. The Company did not have any potential dilutive securities which were excluded from the computation of diluted net income per share for the three and six months ended June 30, 2017.

Financial Instruments

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations associated with its new credit agreement (the Credit Agreement) that the Company entered in April 2018. The Company does not use such swap contracts for speculative or trading purposes.

To offset the variability of future interest payments on the Credit Agreement arising from changes in LIBOR rates, in April 2018, the Company entered into an interest rate swap agreement with a financial institution for a notional amount of $75.0 million with an expiration date of April 2023. This agreement effectively hedges $75.0 million of the $75.4 million of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instrument qualified for accounting as a cash flow hedge in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 815, Derivatives and Hedging, and the Company designated it as such.

The settlement value of the swap is $0.2 million as of June 30, 2018 and is included in other noncurrent assets in the condensed consolidated balance sheet.  The unrealized gain on the swap of $0.2 million is included in the condensed consolidated statement of other comprehensive income (loss).

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2018

Revenue from Contracts with Customers

In May 2014, the FASB issued Topic 606, which provides new recognition and disclosure requirements for revenue from contracts with customers that supersedes the existing revenue recognition guidance. The new recognition requirements focus on when the customer obtains control of the goods or services, rather than the current risks and rewards model of recognition. The core

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

principle of the new standard is that an entity will recognize revenue when it transfers goods or services to its customers in an amount that reflects the consideration an entity expects to be entitled to for those goods or services. The new disclosure requirements included in these financial statements contain information intended to communicate the nature, amount, timing and any uncertainty of revenue and cash flows from the applicable contracts, including any significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which total the same such amounts in the condensed consolidated statements of cash flows:

	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
	(in thousands)
Cash and cash equivalents	$113,995	$148,113	$130,834	$119,066
Restricted cash	4,431	3,849	2,783	2,259
Restricted cash included within other noncurrent assets	475	475	475	8,538
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$118,901	$152,437	$134,092	$129,863

See Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of these standards, including the impact on our previously reported financial statements.

Income Taxes

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides relief for companies that have not completed their accounting for the effects of The Tax Cuts and Jobs Act (Tax Reform Act) but can determine a reasonable estimate of those effects to allow them to include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year “measurement period” which is similar to the measurement period used when accounting for business combinations. In the accompanying consolidated financial statements, the Company has not completed its accounting for all the tax effects associated with the enactment of the Tax Reform Act. However, the Company has, in certain cases made a reasonable estimate of the effects on its existing carryforward attributes and the one-time transition tax. See Note 9, Income Taxes, for further discussion.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Revenue From Contracts with Customers

The following tables represents the disaggregation of revenue by contract type for each of our reportable segments (in thousands):

	Three Months Ended June 30, 2018
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$33,696	$67,180	$55,595	$49,882	$206,353
Precision molding and assembly systems sales	2,359	9,729	214	—	12,302
Transportation sales	7,459	—	—	—	7,459
Other sales	1,181	1,022	544	1,749	4,496
Total net sales	$44,695	$77,931	$56,353	$51,631	$230,610

	Six Months Ended June 30, 2018
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$72,641	$135,351	$111,638	$120,903	$440,533
Precision molding and assembly systems sales	4,222	17,908	978	—	23,108
Transportation sales	11,512	—	—	—	11,512
Other sales	2,444	2,342	1,701	2,951	9,438
Total net sales	$90,819	$155,601	$114,317	$123,854	$484,591

	Three Months Ended June 30, 2017
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$42,568	$83,713	$48,469	$51,003	$225,753
Precision molding and assembly systems sales	1,608	3,400	134	—	5,142
Transportation sales	3,130	—	—	—	3,130
Other sales	309	2,170	1,865	1,213	5,557
Total net sales	$47,615	$89,283	$50,468	$52,216	$239,582

	Six Months Ended June 30, 2017
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$84,538	$148,979	$93,668	$94,273	$421,458
Precision molding and assembly systems sales	4,944	7,064	789	—	12,797
Transportation sales	5,708	—	—	—	5,708
Other sales	392	2,737	2,959	2,146	8,234
Total net sales	$95,582	$158,780	$97,416	$96,419	$448,197

In addition, most of the Company’s net sales are made directly to the its customers, primarily wind turbine manufacturers, under long-term contracts which are typically five years in length.

Contract Assets and Liabilities

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

These contract assets and liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2018	2017	$ Change
	(in thousands)
Contract assets	$131,371	$105,619	$25,752

	June 30,	December 31,
	2018	2017	$ Change
	(in thousands)
Contract liabilities	$1,820	$2,763	$(943)

Contracts assets increased by $25.8 million from December 31, 2017 to June 30, 2018 due to incremental unbilled production in the six months ended June 30, 2018. Contracts liabilities decreased by $0.9 million from December 31, 2017 to June 30, 2018 due to the amounts billed to customers exceeded the progress billings received related to precision molding and assembly systems being produced in the six months ended June 30, 2018.

The time it takes to produce a single blade is typically between 24 to 36 hours. The time it takes to produce a mold is typically between 3 to 6 months.

For the three and six months ended June 30, 2018, the Company recognized revenue of $0.1 million and $2.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes any unexercised contract options.

For the three and six months ended June 30, 2018, net revenue recognized from our performance obligations satisfied in previous periods increased by $0.9 million and decreased by $4.0 million, respectively. This primarily relates to changes in certain of the Company’s estimated total contract values and related percentage of completion estimates.

As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was  approximately $5.4 billion. The Company expects to recognize the remaining performance obligations as revenue as follows: 10 percent in the remainder of 2018, 24 percent in 2019, 25 percent in 2020, 17 percent in 2021, 14 percent in 2022 and the remaining 10 percent in 2023.

Pre-Production Investments

The Company recognizes an asset from the costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify; (b) the costs generate or enhance resources of the Company that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered.  The Company capitalizes the costs related to training its workforce to execute the manufacturing services and other facility set-up costs related to preparing for production.  The Company factors these costs into its estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of June 30, 2018, the cost and accumulated amortization of such assets totaled $2.9 million and $1.7 million, respectively. As of December 31, 2017, the cost and accumulated amortization of such assets totaled $2.4 million and $1.4 million, respectively.

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

The Company maintains its U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2018 and 2017. At June 30, 2018 and December 31, 2017, the Company had $81.0 million and $98.9 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. The Company has not experienced losses in any such accounts.

The Company also maintains cash in bank deposit accounts outside the U.S. with no insurance. At June 30, 2018, this includes $29.9 million in China, $0.5 million in Turkey and $2.6 million in Mexico. The Company has not experienced losses in these accounts. In addition, at June 30, 2018, the Company has short-term deposits in interest bearing accounts of $4.4 million in China, which are reported as restricted cash in the Company’s condensed consolidated balance sheets. At June 30, 2018, the Company also has long-term deposits in interest bearing accounts of $0.5 million in Iowa which are reported as restricted cash within the caption other noncurrent assets in the Company’s condensed consolidated balance sheets.

Note 4. Related-Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has entered into several agreements with subsidiaries of General Electric Company and its consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE has been a debtor, creditor and holder of both preferred and common shares. During the second quarter of 2017, GE reduced its holdings of the Company’s common shares to less than five percent of the total shares then outstanding and completely divested of the Company’s common shares during the third quarter of 2017.

The Company has entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. The supply agreements in Taicang Port, China and Izmir, Turkey expired on December 31, 2017 and GE did not renew or extend these two contracts. For the six months ended June 30, 2017, the Company recorded related-party sales with GE of $198.6 million. As disclosed in Note 11, Concentration of Customers, for the three months ended June 30, 2018 and 2017, the Company recorded sales with GE of $75.0 million and $107.1 million, respectively, and for the six months ended June 30, 2018 and 2017, the Company recorded sales with GE of $162.8 million and $198.6 million, respectively. As of June 30, 2018 and December 31, 2017, the Company had accounts receivables related to sales to GE of $22.8 million and $22.2 million, respectively.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Trade accounts receivable	$116,979	$117,794
Other accounts receivable	2,500	3,782
Total accounts receivable	$119,479	$121,576

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Machinery and equipment	$99,564	$100,681
Buildings	14,885	14,711
Leasehold improvements	24,149	21,853
Office equipment and software	20,622	18,664
Furniture	19,495	19,017
Vehicles	274	294
Construction in progress	34,502	10,687
Total	213,491	185,907
Accumulated depreciation	(68,143)	(62,427)
Property, plant and equipment, net	$145,348	$123,480

Total depreciation expense for the three months ended June 30, 2018 and 2017 was $6.0 million and $4.6 million, respectively, and $12.8 million and $8.4 million for the six months ended June 30, 2018 and 2017, respectively.

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Senior term loan—U.S.	$—	$71,250
Senior revolving loan—U.S.	75,414	2,820
Accounts receivable financing—EMEA	26,024	14,100
Equipment financing—EMEA	14,409	16,901
Equipment capital lease—U.S.	34	536
Equipment capital lease—EMEA	6,784	5,058
Equipment capital lease—Mexico	8,663	12,844
Equipment loan—Mexico	47	47
Total long-term debt	131,375	123,556
Less: Debt issuance costs	(1,515)	(2,171)
Total long-term debt, net of debt issuance costs	129,860	121,385
Less: Current maturities of long-term debt	(39,528)	(35,506)
Long-term debt, net of debt issuance costs and current maturities	$90,332	$85,879

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In April 2018, the Company entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. The Company drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under the Company’s senior secured credit facility, various fees and expenses and related accrued interest. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023.

Interest accrues at a variable rate equal to LIBOR plus an initial margin of 1.5% (3.56% as of June 30, 2018), which may vary based on the Company’s total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and the Company is not obligated to make any principal repayments prior to the maturity date so long as the Company is not in default under the Credit Agreement. The Company may prepay borrowings without penalty under the Credit Agreement.

In April 2018, the Company also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million under the Credit Agreement at an effective interest rate of 4.19% for a period of five years.

Note 8. Share-Based Compensation Plans

The Company’s Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan) provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights to certain employees, non-employee directors and consultants. Under the 2015 Plan, the Company has granted awards of stock options, restricted stock units (RSUs) and performance-based restricted stock units to certain employees and non-employee directors.

In the first six months of 2018, the Company issued to certain employees and non-employee directors an aggregate of 149,012 timed-based RSUs, 121,836 PSUs that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2018 through December 31, 2020, and 170,712 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2020. 100% of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with the Company, the terms and conditions of the 2015 Plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$543	$332	$955	$545
General and administrative expenses	2,068	1,712	4,044	3,206
Total share-based compensation expense	$2,611	$2,044	$4,999	$3,751

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
RSUs	$1,165	$629	$2,483	$1,164
Stock options	1,041	1,415	2,031	2,587
PSUs	405	—	485	—
Total share-based compensation expense	$2,611	$2,044	$4,999	$3,751

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2018, the unamortized cost of the outstanding RSUs and PSUs was $5.9 million and $4.4 million, respectively, which the Company expects to recognize in the condensed consolidated financial statements over weighted-average periods of approximately 1.8 years and 2.7 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $3.2 million, which the Company expects to recognize in the condensed consolidated financial statements over a weighted-average period of approximately 1.6 years.

The summary of activity for the Company’s incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	4,731,117	3,203,290	$13.34	890,433	613,380	$15.02	—	$—
Increase in shares authorized	1,360,826	—	—		—	—	—	—
Granted	(451,212)	9,652	22.67		149,012	23.37	292,548	22.67
Exercised/vested	—	(108,390)	12.04		(67,396)	20.43	—	—
Forfeited/cancelled	3,294	—	—		(2,191)	22.98	(1,103)	22.67
Balance as of June 30, 2018	5,644,025	3,104,552	13.42	1,164,855	692,805	16.27	291,445	22.67

The fair value of RSUs which vested during the six months ended June 30, 2018 was $1.4 million.  In addition, during the six months ended June 30, 2018, the Company repurchased 13,297 shares for $0.3 million related to tax withholding requirements on vested RSU awards.

The following table summarizes the outstanding and exercisable stock option awards as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	22,728	1.5	$8.49	22,728	$8.49
$10.87	1,896,736	6.9	10.87	742,502	10.87
$11.00 to $16.53	626,751	7.5	16.19	252,163	16.39
$17.68 to $18.70	340,785	7.9	18.68	147,462	18.68
$18.77 to $22.67	217,552	9.2	19.92	—	—
$8.49 to $22.67	3,104,552	7.3	13.42	1,164,855	13.01

Note 9. Income Taxes

The effective tax rates for the three and six months ended June 30, 2018 were higher than for the three and six months ended June 30, 2017 primarily due to earnings mix by jurisdiction. The Company continues to maintain a full U.S. valuation allowance on its net deferred tax assets. Management will continue to reevaluate the positive and negative evidence at each reporting period. The Company expects to continue to record a full valuation allowance on its U.S. net deferred tax assets until the Company sustains an appropriate level of taxable income through an increase in overall pre-tax income to be recognized in the U.S. and the finalization of its analysis of The Tax Cuts and Jobs Act (Tax Reform Act) impact as discussed below.

In December 2017, President Trump signed into law the Tax Reform Act, which significantly revised U.S. tax law by, among other things, lowering the statutory federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, eliminating certain deductions, imposing a mandatory one-time transition tax, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Tax Reform Act also includes many new provisions, such as changes to bonus depreciation, changes to deductions for executive compensation, interest expense limitations, net operating loss deduction limitations, a tax on global intangible low-taxed income (GILTI) earned by foreign corporate subsidiaries, a base erosion anti-abuse tax (BEAT) and a deduction for foreign-derived intangible income (FDII). Many of these provisions, including the tax on GILTI, the BEAT, and the deduction for FDII, became applicable to the Company at the beginning of 2018, and the Company continues to evaluate the impact of such provisions of the Tax Reform Act.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Under U.S. GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provision, the Company is still evaluating the effects of the GILTI provisions and has not yet made its accounting policy election. The impact of the provisional calculations of GILTI and other provisions of the Tax Reform Act resulted in no incremental tax expense for the three and six months ended June 30, 2018 due to the net operating loss carryforwards, foreign tax credits and a full valuation allowance on U.S. net deferred tax assets. The Company will continue to refine its calculations, which may result in changes to the expected impact for 2018. The Company continues to not record a deferred tax liability related to unremitted foreign earnings as it maintains its assertion to permanently reinvest its unremitted foreign earnings.

An ownership change under Sections 382 and 383 of the Internal Revenue Code was deemed to occur in June 2018. In general, a Section 382 and 383 ownership change occurs if there is a cumulative change in the Company’s ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. Since no deferred tax assets have been recognized on the Company’s balance sheet related to our NOLs and tax credits, as they are fully reserved by a valuation allowance, there was no impact to the tax provision. Based on the analysis performed, however, the Company does not believe that the Section 382 and 383 annual limitation will materially impact its ability to utilize the tax attributes that existed as of the date of the ownership. Additional ownership changes in the future could result in additional limitations on the Company’s net operating loss carryforwards and credits.

No other changes in tax law since December 31, 2017 have had a material impact on the Company’s income tax provision.

Note 10. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in disputes or litigation relating to claims arising out of its operations.

In March 2015, a complaint was filed against the Company in the Superior Court of the State of Arizona (Maricopa County) by a former employee, alleging that the Company had agreed to make certain cash payments to such employee upon any future sale of the Company. The Company filed a motion to dismiss the complaint in April 2015, which was denied. The Company subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. The Company filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied the motion in August 2016. The court has postponed the trial date from August 2018 until June 2019. The Company continues to deny the substantive allegations of the complaint and intends to vigorously defend this lawsuit; however, the Company is currently unable to determine the ultimate outcome of this case.

In August 2015, the Company entered into a transition agreement with its former Senior Vice President – Asia, pursuant to which that individual transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following the Company’s discovery that the individual had materially violated the terms of the transition agreement, the Company terminated the consultancy for cause. In April 2016, an arbitration claim was filed in China by the individual with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that the Company improperly terminated the transition agreement. The individual is demanding that the Company honor the terms of the transition agreement and pay compensation and fees under the transition agreement, which in the aggregate totals approximately $2.6 million. In addition, the individual is also challenging the validity of the Company’s termination of an option to purchase 164,880 shares of the Company’s common stock and 77,760 restricted stock units under the 2015 Plan, which were canceled in January 2016 when the consultancy was terminated. The Taicang Labor and Personnel Dispute Arbitration Committee awarded damages to the individual of approximately $1.2 million but rejected the claims regarding the termination of the stock option and restricted stock unit awards.  The Company subsequently appealed the arbitration award in favor of the individual to the Taicang Municipal People’s Court, which affirmed the arbitration award in June 2018.  The Company has appealed this judgment to an appellate level court in the Jiangsu Province and the appeal remains pending. The Company previously established a reserve for these matters and does not believe the award, if upheld on appeal, will have a material impact on its operating results or financial condition.

In June 2018, Iowa OSHA, a division of the Iowa Department of Labor, issued a citation and notification of penalty to the Company alleging that certain of the Company’s workplace practices and conditions at its Newton, Iowa wind blade manufacturing facility had violated the Iowa Occupational Safety and Health Act.  Specifically, the citation cited the Company for multiple alleged violations and proposed that the Company pay an aggregate penalty of approximately $0.2 million.  In June 2018, the Company notified Iowa OSHA that it was contesting all of the alleged violations and proposed penalties.  In June 2018, the Labor Commissioner of the Iowa Department of Labor subsequently filed a complaint with the State of Iowa Employment Appeal Board, petitioning the Appeal Board

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

to affirm the citation and notification of penalty that Iowa OSHA issued to the Company.  In July 2018, the Company then filed a response with the Appeal Board denying the substantive allegations of the complaint.  A hearing date has not yet been set and thus the matter remains pending.

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

Note 11. Concentration of Customers

Revenues from certain customers in excess of 10 percent of total consolidated Company revenues are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
GE	$75,007	32.5%	$107,060	44.7%	$162,835	33.6%	$198,588	44.3%
Vestas	67,300	29.2	60,586	25.3	152,569	31.5	108,849	24.3
Nordex Acciona	47,359	20.5	42,530	17.7	95,560	19.7	83,162	18.6
Siemens Gamesa	26,527	11.5	26,034	10.9	50,818	10.5	51,676	11.5
Other	14,417	6.3	3,372	1.4	22,809	4.7	5,922	1.3
Total	$230,610	100.0%	$239,582	100.0%	$484,591	100.0%	$448,197	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable are as follows:

	June 30,	December 31,
	2018	2017
Customer	% of Total	% of Total
GE	19.5%	18.9%
Vestas	34.6%	52.4%
Nordex Acciona	32.2%	19.5%

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information regarding each of the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues by segment:
U.S.	$44,695	$47,615	$90,819	$95,582
Asia	77,931	89,283	155,601	158,780
Mexico	56,353	50,468	114,317	97,416
EMEA	51,631	52,216	123,854	96,419
Total revenues	$230,610	$239,582	$484,591	$448,197
Revenues by geographic location (1):
U.S.	$44,695	$47,615	$90,819	$95,582
China	77,931	89,283	155,601	158,780
Mexico	56,353	50,468	114,317	97,416
Turkey	51,631	52,216	123,854	96,419
Total revenues	$230,610	$239,582	$484,591	$448,197
Income (loss) from operations:
U.S. (2)	$(13,293)	$(6,348)	$(22,343)	$(13,674)
Asia	9,386	20,554	15,803	33,348
Mexico	227	1,190	4,485	4,034
EMEA	7,742	3,777	23,212	7,077
Total income from operations	$4,062	$19,173	$21,157	$30,785

	June 30,	December 31,
	2018	2017
	(in thousands)
Property, plant and equipment, net:
U.S.	$32,407	$24,575
Asia (China)	30,671	28,887
Mexico	53,750	39,756
EMEA (Turkey)	28,520	30,262
Total property, plant and equipment, net	$145,348	$123,480

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in the U.S. segment includes corporate general and administrative costs of $11.0 million and $10.8 million for the three months ended June 30, 2018 and 2017, respectively, and $22.2 million and $19.1 million for the six months ended June 30, 2018 and 2017.

Note 13. Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement

As discussed in Note 1, Summary of Operations and Significant Accounting Policies, Topic 606 and ASUs 2016-15 and 2016-18 were adopted by the Company as of January 1, 2018 with retrospective application to January 1, 2016 through December 31, 2017.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Income Statement

(In thousands, except per share data)

	Three Months Ended
	June 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net sales	$248,186	$(8,604)	$239,582
Cost of sales	203,095	(3,978)	199,117
Startup and transition costs	10,540	—	10,540
Total cost of goods sold	213,635	(3,978)	209,657
Gross profit	34,551	(4,626)	29,925
General and administrative expenses	10,752	—	10,752
Income from operations	23,799	(4,626)	19,173
Other income (expense):
Interest income	11	—	11
Interest expense	(2,935)	—	(2,935)
Realized loss on foreign currency remeasurement	(1,233)	—	(1,233)
Miscellaneous income	258	—	258
Total other expense	(3,899)	—	(3,899)
Income before income taxes	19,900	(4,626)	15,274
Income tax provision	(6,042)	345	(5,697)
Net income	$13,858	$(4,281)	$9,577

Weighted-average common shares outstanding:
Basic	33,737	33,737	33,737
Diluted	33,828	33,828	33,828

Net income per common share:
Basic	$0.41	$(0.13)	$0.28
Diluted	$0.41	$(0.13)	$0.28

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Income Statement

(In thousands, except per share data)

	Six Months Ended
	June 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net sales	$439,788	$8,409	$448,197
Cost of sales	370,518	11,137	381,655
Startup and transition costs	16,699	—	16,699
Total cost of goods sold	387,217	11,137	398,354
Gross profit	52,571	(2,728)	49,843
General and administrative expenses	19,058	—	19,058
Income from operations	33,513	(2,728)	30,785
Other income (expense):
Interest income	30	—	30
Interest expense	(5,961)	—	(5,961)
Realized loss on foreign currency remeasurement	(2,614)	—	(2,614)
Miscellaneous income	578	—	578
Total other expense	(7,967)	—	(7,967)
Income before income taxes	25,546	(2,728)	22,818
Income tax provision	(8,143)	115	(8,028)
Net income	$17,403	$(2,613)	$14,790

Weighted-average common shares outstanding:
Basic	33,737	33,737	33,737
Diluted	33,827	33,827	33,827

Net income per common share:
Basic	$0.52	$(0.08)	$0.44
Diluted	$0.51	$(0.08)	$0.44

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended
	June 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net income	$13,858	$(4,281)	$9,577
Other comprehensive income:
Foreign currency translation adjustments	1,300	—	1,300
Comprehensive income	$15,158	$(4,281)	$10,877

	Six Months Ended
	June 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net income	$17,403	$(2,613)	$14,790
Other comprehensive income:
Foreign currency translation adjustments	1,577	—	1,577
Comprehensive income	$18,980	$(2,613)	$16,367

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30, 2017
	As Reported	Adoption of Topic 606	Adoption of ASU 2016‑18	As Adjusted
	(Unaudited)
Cash flows from operating activities:
Net income	$17,403	$(2,613)	$—	$14,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,483	233	—	8,716
Share-based compensation expense	3,751	—	—	3,751
Amortization of debt issuance costs	286	—	—	286
Changes in assets and liabilities:		—	—
Accounts receivable	(49,360)	—	—	(49,360)
Contract assets and liabilities	—	3,477	—	3,477
Inventories	(11,324)	12,176	—	852
Prepaid expenses and other current assets	5,170	(1)	—	5,169
Other noncurrent assets	7,111	(990)	(8,063)	(1,942)
Accounts payable and accrued expenses	34,633	6	—	34,639
Accrued warranty	5,961	(395)	—	5,566
Customer deposits	7,273	(7,206)	—	67
Deferred revenue	4,687	(4,687)	—	—
Other noncurrent liabilities	(141)	—	—	(141)
Net cash provided by operating activities	33,933	—	(8,063)	25,870
Cash flows from investing activities:
Purchase of property and equipment	(26,727)	—	—	(26,727)
Net cash used in investing activities	(26,727)	—	—	(26,727)
Cash flows from financing activities:
Repayments of term loan	(1,875)	—	—	(1,875)
Net proceeds from accounts receivable financing	5,182	—	—	5,182
Proceeds from working capital loans	6,620	—	—	6,620
Repayments of working capital loans	(11,258)	—	—	(11,258)
Net proceeds from other debt	6,253	—	—	6,253
Restricted cash	(524)	—	524	—
Net cash provided by financing activities	4,398	—	524	4,922
Impact of foreign exchange rates on cash and cash equivalents	164	—	—	164
Net change in cash and cash equivalents	11,768	—	(7,539)	4,229
Cash, cash equivalents and restricted cash, beginning of year	119,066	—	10,797	129,863
Cash, cash equivalents and restricted cash, end of period	$130,834	$—	$3,258	$134,092

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of August 7, 2018, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $4.5 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $6.4 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 95% and 96% of our total net sales for the three months ended June 30, 2018 and 2017, respectively, and 96% and 97% of our total net sales for the six months ended June 30, 2018 and 2017, respectively. We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.

We divide our business operations into four geographic operating segments—the United States, Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our existing Rhode Island and Massachusetts facilities and at a new manufacturing facility in Newton, Iowa which commenced operations in the second quarter of 2018, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (6) our corporate headquarters, the costs of which are included in general and administrative expenses.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facility in Taicang Port, China and at our two facilities in Dafeng, China, (2) the manufacturing of precision molding and assembly systems at our Taicang City, China facility and (3) wind blade inspection and repair services. In March 2018, we entered into a new lease agreement with a third party related to the lease of a new manufacturing facility in the Yangzhou Economic & Technical Development Zone in Yangzhou, China and we expect to commence operations at this facility in early 2019.

•

Our Mexico segment manufactures wind blades from our three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017. In April 2017, we entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and we commenced operations at this facility in the third quarter of 2018. This segment also performs wind blade inspection and repair services.

•	Our EMEA segment manufactures wind blades from our two facilities in Izmir, Turkey and also performs wind blade inspection and repair services.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The trend of wind turbine OEMs outsourcing production of wind blades remains strong as evidenced by our signing in March 2018 of a new multiyear supply agreement with Vestas Wind Systems A/S for four manufacturing lines at a new manufacturing facility in the Yangzhou Economic & Technical Development Zone in Yangzhou, China. In May 2018, we signed a new multiyear supply agreement with ENERCON GmbH for two manufacturing lines at a one of our manufacturing facilities in Izmir, Turkey.  In May and July 2018, Vestas exercised its option for a total of four additional manufacturing lines at our new manufacturing facility in Matamoros, Mexico.

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

We expect our revenue growth rate in 2018 to slow considerably due to a significant number of wind blade model transitions.

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

Cost of Goods Sold

Cost of goods sold includes the costs we incur at our production facilities to make products saleable on both products invoiced during the period as well as products in progress towards the completion of each performance obligation. Cost of goods sold includes such items as raw materials, direct and indirect labor and facilities costs, including purchasing and receiving costs, plant management, inspection costs, product engineering and internal transfer costs. In addition, all depreciation associated with assets used in the production of our products is also included in cost of goods sold. Direct labor costs consist of salaries, benefits and other personnel related costs for employees engaged in the manufacture of our products and services.

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

The research and development expenses incurred at our Warren, Rhode Island and Fall River, Massachusetts locations as well as at our Kolding, Denmark advanced engineering center are included in general and administrative expenses. For the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017, these expenses totaled $0.2 million, $0.5 million, $0.4 million and $0.8 million, respectively. Research and development performed at our manufacturing facilities is included in cost of goods sold.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our debt borrowings and the amortization of deferred financing costs on such borrowings. Other income (expense) also includes realized gains and losses on foreign currency remeasurement, interest income, losses on extinguishment of debt and miscellaneous income and expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net sales	$230,610	$239,582	$484,591	$448,197
Total billings (1)	$237,355	$231,069	$461,056	$442,429
Net income (loss)	$(4,053)	$9,577	$4,595	$14,790
EBITDA (1)	$10,101	$22,963	$31,075	$37,465
Adjusted EBITDA (1)	$13,477	$26,240	$40,850	$43,830
Capital expenditures			$42,310	$26,727
Free cash flow (1)			$(39,775)	$(857)

	June 30,	December 31,
	2018	2017
	(in thousands)
Total debt, net of debt issuance costs	$129,860	$121,385
Net cash (debt) (1)	$(17,380)	$24,557

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net sales, net income, net income, net cash provided by operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Total billings

We define total billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We monitor total billings, and believe it is useful to present to investors as a supplement to our GAAP measures, because we believe it more directly correlates to sales activity and operations based on the timing of actual transactions with our customers, which facilitates comparison of our performance between periods and provides a more timely indication of trends in sales. Under GAAP, total net sales recognized on products in production represents the total amount that we have recognized as revenue under the cost-to-cost method for services performed during the period under our long-term supply agreements. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 30 to 65 days after receipt of the invoice based on negotiated payment terms. However, in many cases, our customers request that we store their wind blades until they are ready to assemble wind turbines at a particular wind farm project. We have no control over when our customers decide to ship wind blades from our storage sites, and in some cases, our customers have stored large numbers of their wind blades on our sites for six months or more. However, we are contractually entitled to payment for those wind blades and, accordingly, invoice them when the blades are placed in storage.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Net sales	$230,610	$239,582	$484,591	$448,197
Change in contract assets	(1,356)	(6,460)	(25,752)	(3,722)
Foreign exchange impact (1)	8,101	(2,053)	2,217	(2,046)
Total billings	$237,355	$231,069	$461,056	$442,429

Net income (loss)	$(4,053)	$9,577	$4,595	$14,790
Adjustments:
Depreciation and amortization	6,130	4,765	13,202	8,716
Interest expense (net of interest income)	2,672	2,924	5,969	5,931
Loss on extinguishment of debt	3,397	—	3,397	—
Income tax provision	1,955	5,697	3,912	8,028
EBITDA	10,101	22,963	31,075	37,465
Share-based compensation expense	2,611	2,044	4,999	3,751
Realized loss on foreign currency remeasurement	765	1,233	4,776	2,614
Adjusted EBITDA	$13,477	$26,240	$40,850	$43,830

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$2,535	$25,870
Less capital expenditures	(42,310)	(26,727)
Free cash flow	$(39,775)	$(857)

Net cash (debt) is reconciled as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$113,995	$148,113
Less total debt, net of debt issuance costs	(129,860)	(121,385)
Less debt issuance costs	(1,515)	(2,171)
Net cash (debt)	$(17,380)	$24,557

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sets	576	692	1,145	1,328
Estimated megawatts	1,544	1,620	3,008	3,080
Dedicated manufacturing lines	52	46	52	46
Total manufacturing lines installed	40	39	40	39
Manufacturing lines in startup	7	9	7	9
Manufacturing lines in transition	7	—	7	—

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

Dedicated manufacturing lines are the number of wind blade manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements at the end of the period. We monitor dedicated manufacturing lines and believe that presenting this metric to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for our wind blades from customers under our long-term supply agreements in any given period. Dedicated manufacturing lines primarily impacts our net sales and total billings.

Total manufacturing lines installed represents the number of wind blade manufacturing lines installed and either in operation, startup or transition at the end of the period.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended June 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	June 30,
	2018		2017
	(dollars in thousands)
Net sales	$230,610	100.0%	$239,582	100.0%
Cost of sales	198,235	86.0	199,117	83.1
Startup and transition costs	17,324	7.5	10,540	4.4
Total cost of goods sold	215,559	93.5	209,657	87.5
Gross profit	15,051	6.5	29,925	12.5
General and administrative expenses	10,989	4.8	10,752	4.5
Income from operations	4,062	1.7	19,173	8.0
Other expense	(6,160)	(2.7)	(3,899)	(1.6)
Income (loss) before income taxes	(2,098)	(1.0)	15,274	6.4
Income tax provision	(1,955)	(0.8)	(5,697)	(2.4)
Net income (loss)	$(4,053)	(1.8)%	$9,577	4.0%

Net sales for the three months ended June 30, 2018 decreased by $9.0 million or 3.7% to $230.6 million compared to $239.6 million in the same period in 2017. Net sales of wind blades decreased by 8.6% to $206.4 million for the three months ended June 30, 2018 as compared to $225.8 million in the same period in 2017. The decrease was primarily driven by a 17.3% decrease in the number of wind blades produced during the three months ended June 30, 2018 compared to the same period in 2017 as a result of the increase in lines in transition, the lost volume from two contracts that expired at the end of 2017 and a delayed customer startup. This was partially offset by higher average sales prices due to the mix of wind blade models produced during the three months ended June 30, 2018 compared to the same period in 2017 and by foreign currency fluctuations. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2018 increased to $12.3 million from $5.1 million in the same period in 2017. This increase was primarily the result of our customers requiring more precision molding and assembly systems from our tooling facilities during the three months ended June 30, 2018 as compared to the same period in 2017 to facilitate the transition of lines and new startup lines. Additionally, there was a $3.3 million increase in non-wind related net sales during the three months ended June 30, 2018 as compared to the same period in 2017. Total billings were $237.4 million for the three months ended June 30, 2018 compared to $231.1 million in the 2017 period. The impact of the fluctuating U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the three months ended June 30, 2018 was a net increase for both categories of 2.4% as compared to 2017.

Total cost of goods sold for the three months ended June 30, 2018 was $215.6 million and included aggregate costs of $17.3 million related to startup costs in our new plants in Turkey and Mexico, the startup costs related to a new customer in Taicang, China and transition costs related to the seven lines in transition during the quarter. This compares to total cost of goods sold for the three months ended June 30, 2017 of $209.7 million, including aggregate costs of $10.5 million related to startup costs in our new plants in Turkey and Mexico and the startup of a new wind blade model for one of our customers in Dafeng, China. Cost of goods sold as a percentage of net sales increased by six percentage points during the three months ended June 30, 2018 as compared to the same period in 2017, driven by the increase in startup and transition costs and foreign currency fluctuations, partially offset by improved operating efficiencies and the impact of savings in raw material costs. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso increased consolidated cost of goods sold by 0.5% for three months ended June 30, 2018 as compared to 2017.

General and administrative expenses for the three months ended June 30, 2018 totaled $11.0 million as compared to $10.8 million for the same period in 2017. As a percentage of net sales, general and administrative expenses were 4.8% for the three months ended June 30, 2018, up 4.5% in the same period in 2017.

Other expense totaled $6.2 million for the three months ended June 30, 2018 as compared to $3.9 million for the same period in 2017. The amount for the three months ended June 30, 2018 was primarily comprised of interest expense of $2.7 million, a loss on extinguishment of debt of $3.4 million and realized losses on foreign currency remeasurement of $0.8 million, partially offset by miscellaneous income of $0.7 million. This compares to interest expense of $2.9 million and realized losses on foreign currency remeasurement of $1.2 million, partially offset by miscellaneous income of $0.3 million in the three months ended June 30, 2017.

Income tax provision decreased to $2.0 million for the three months ended June 30, 2018 from $5.7 million for the same period in 2017. The effective tax rate for the 2018 period was significantly higher than the 2017 comparable period rate primarily due to earnings mix by jurisdiction.

Net loss for the three months ended June 30, 2018 was $4.1 million as compared to net income of $9.6 million in the same period in 2017. The decrease was primarily due to the reasons set forth above.  Diluted loss per share was $0.12 for the three months ended June 30, 2018, compared to diluted earnings per share of $0.28 for the three months ended June 30, 2017.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the three months ended June 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	June 30,
	2018	2017
Net Sales	(in thousands)
U.S.	$44,695	$47,615
Asia	77,931	89,283
Mexico	56,353	50,468
EMEA	51,631	52,216
Total net sales	$230,610	$239,582

	Three Months Ended
	June 30,
	2018	2017
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(13,293)	$(6,348)
Asia	9,386	20,554
Mexico	227	1,190
EMEA	7,742	3,777
Total income from operations	$4,062	$19,173
(1)

Includes the costs of our corporate headquarters and our advanced engineering center in Kolding, Denmark totaling $11.0 million and $10.8 million for the three months ended June 30, 2018 and 2017, respectively.

U.S. Segment

Net sales in the three months ended June 30, 2018 decreased to $44.7 million compared to $47.6 million in the same period in 2017. Net sales of wind blades decreased to $33.7 million during the three months ended June 30, 2018 as compared to $42.6 million in the same period of 2017. The decrease was primarily due to a 7.1% reduction in the number of wind blades produced in the three months ended June 30, 2018 as compared to the same period in 2017 and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2018 were $2.4 million compared to $1.6 million during the same period in 2017. Additionally, there was a $5.2 million increase in non-wind related net sales during the three months ended June 30, 2018 as compared to the same period in 2017.

The loss from operations for the three months ended June 30, 2018 was $13.3 million as compared to a loss of $6.3 million in the same period in 2017. These amounts include corporate general and administrative costs of $11.0 million and $10.8 million for the three months ended June 30, 2018 and 2017, respectively. The operating results were unfavorably impacted by lower wind blade volume discussed above during the three months ended June 30, 2018 as compared to the 2017 period notwithstanding higher tooling and non-wind related net sales.

Asia Segment

Net sales in the three months ended June 30, 2018 decreased by $11.4 million or 12.7% to $77.9 million compared to $89.3 million in the same period in 2017. Net sales of wind blades were $67.2 million in the three months ended June 30, 2018 compared to $83.7 million in the same period of 2017. This decrease was primarily due to a 30.0% decrease in the number of wind blades produced in the three months ended June 30, 2018 as compared to the same period in 2017 primarily the result of lost volume from a contract that expired at the end of 2017. This decrease was partially offset by a higher average sales prices due to the mix of wind blade models produced during the three months ended June 30, 2018 compared to the same period in 2017. Net sales from the manufacturing of precision molding and assembly systems totaled $9.7 million during the 2018 compared to $3.4 million during the three months ended June 30, 2017. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a favorable impact of 1.9% on net sales during the three months ended June 30, 2018 as compared to the same period in 2017.

Income from operations in the Asia segment for the three months ended June 30, 2018 was $9.4 million as compared to $20.6 million in the same period in 2017. This decrease was driven by lower wind blade volume discussed above and startup costs incurred at our Taicang Port plant for a new customer. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 2.5% on cost of goods sold for three months ended June 30, 2018 as compared to the 2017 period.

Mexico Segment

Net sales in the three months ended June 30, 2018 increased by $5.9 million or 11.7% to $56.4 million compared to $50.5 million in the same period in 2017. The increase reflects a 15.1% net increase in wind blade volume driven by greater volume at our second and third Mexico plants, partially offset by a decrease in wind blade volume at our first Mexico plant. These increases were also impacted by an increase in the average sales prices of wind blades due to a change in the mix of wind blades between periods.

Income from operations in the Mexico segment for the three months ended June 30, 2018 was $0.2 million as compared to $1.2 million in the same period in 2017. The decrease in income from operations was due to higher startup costs related to our new facility in Matamoros, Mexico, partially offset by the overall increase in wind blade volume noted above as well as from savings in raw material costs and production efficiencies.  The decrease was also partially offset by the favorable impact of the fluctuating U.S. dollar relative to the Mexican Peso on cost of goods sold of 0.9% as compared to 2017.

EMEA Segment

Net sales during the three months ended June 30, 2018 decreased by $0.6 million or 1.1% to $51.6 million compared to $52.2 million in the same period in 2017. The decrease was driven by a 47.3% decrease in wind blade volume at our first Turkey plant as a result of the December 31, 2017 conclusion of our supply agreement with GE, mostly offset by a 33.3% increase in wind blade production in our second Turkey plant. We accelerated production for GE in 2017 and completed 100% of GE volume by the end of June 2017 to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for another customer in the second half of 2017. Other items having a favorable impact on net sales include overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant, the mix of wind blades sold during the period as well as the impact of the fluctuating U.S. dollar relative to the Euro of 8.0% as compared to 2017.

Income from operations in the EMEA segment for the three months ended June 30, 2018 was $7.7 million as compared to $3.8 million in the same period in 2017. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiency at our first Turkey plant, savings in raw materials, lower startup costs and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 0.4% in the three months ended June 30, 2018 as compared to 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes certain information relating to our operating results and related percentage of net sales for the six months ended June 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2018		2017
	(dollars in thousands)
Net sales	$484,591	100.0%	$448,197	100.0%
Cost of sales	409,223	84.5	381,655	85.2
Startup and transition costs	32,059	6.6	16,699	3.7
Total cost of goods sold	441,282	91.1	398,354	88.9
Gross profit	43,309	8.9	49,843	11.1
General and administrative expenses	22,152	4.6	19,058	4.3
Income from operations	21,157	4.3	30,785	6.8
Other expense	(12,650)	(2.6)	(7,967)	(1.7)
Income before income taxes	8,507	1.7	22,818	5.1
Income tax provision	(3,912)	(0.8)	(8,028)	(1.8)
Net income	$4,595	0.9%	$14,790	3.3%

Net sales for the six months ended June 30, 2018 increased by $36.4 million or 8.1% to $484.6 million compared to $448.2 million in the same period in 2017. Net sales of wind blades increased by 4.5% to $440.5 million for the six months ended June 30, 2018 as compared to $421.5 million in the same period in 2017. The increase was primarily driven by higher average sales prices due to the mix of wind blade models produced during the six months ended June 30, 2018 compared to the same period in 2017 and by foreign currency fluctuations. This increase was partially offset by a 13.6% decrease in the number of wind blades produced during the six months ended June 30, 2018 compared to the same period in 2017 due to the number of transitions during the period as well as the loss of volume from two contracts that expired at the end of 2017. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2018 increased to $23.1 million from $12.8 million in the same period in 2017. This increase was primarily the result of our customers requiring more precision molding and assembly systems from our tooling facilities during the six months ended June 30, 2018 as compared to the same period in 2017 as a result of the blade transitions and startups during the first half of 2018. Additionally, there was a $7.0 million increase in non-wind related net sales during the six months ended June 30, 2018 as compared to the same period in 2017. Total billings for the six months ended June 30, 2018 increased by $18.6 million or 4.2% to $461.1 million compared to $442.4 million in the same period in 2017. The impact of the fluctuating U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the six months ended June 30, 2018 was a favorable increase of 2.9% and 3.0%, respectively, as compared to 2017.

Total cost of goods sold for the six months ended June 30, 2018 was $441.3 million and included aggregate costs of $32.1 million related to startup costs in our new plants in Turkey and Mexico, the startup costs related to a new customer in Taicang, China and the transition of seven lines. This compares to total cost of goods sold for the six months ended June 30, 2017 of $398.4 million, including aggregate costs of $16.7 million related to startup costs in our new plants in Turkey and Mexico and the startup of a new wind blade model for one of our customers in Dafeng, China. Cost of goods sold as a percentage of net sales increased by two percentage points during the six months ended June 30, 2018 as compared to the same period in 2017, driven by the increase in startup and transition costs and foreign currency fluctuations, partially offset by improved operating efficiencies and the impact of savings in raw material costs. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso increased consolidated cost of goods sold by 1.8% for the six months ended June 30, 2018 as compared to 2017.

General and administrative expenses for the six months ended June 30, 2018 totaled $22.2 million as compared to $19.1 million for the same period in 2017. As a percentage of net sales, general and administrative expenses were 4.6% for the six months ended June 30, 2018, up slightly from 4.3% in the same period in 2017. The increase in expenses was primarily driven by additional costs incurred related to the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), costs related to our work related to the Sarbanes-Oxley Act, costs related to our advanced engineering center, increased personnel costs from filling our key global positions to support our growth and diversification strategy and additional depreciation expense related to our enhanced corporate infrastructure.  These increases were mostly offset by a $1.2 million decrease in share-based compensation expense.

Other expense totaled $12.7 million for the six months ended June 30, 2018 as compared to $8.0 million for the same period in 2017. The amount for the six months ended June 30, 2018 was primarily comprised of interest expense of $6.0 million, realized losses on foreign currency remeasurement of $4.8 million and a loss on extinguishment of debt of $3.4 million, partially offset by miscellaneous income of $1.5 million. This compares to interest expense of $6.0 million and realized losses on foreign currency remeasurement of $2.6 million, partially offset by miscellaneous income of $0.6 million in the six months ended June 30, 2017.

Income tax provision decreased to $3.9 million for the six months ended June 30, 2018 from $8.0 million for the same period in 2017.

The effective tax rate for the 2018 period was significantly higher than the 2017 comparable period rate primarily due to earnings mix by jurisdiction.

Net income for the six months ended June 30, 2018 was $4.6 million as compared to $14.8 million in the same period in 2017. The decrease was primarily due to the reasons set forth above. Diluted earnings per share was $0.13 for the six months ended June 30, 2018, compared to $0.44 for the six months ended June 30, 2017.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the six months ended June 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2018	2017
Net Sales	(in thousands)
U.S.	$90,819	$95,582
Asia	155,601	158,780
Mexico	114,317	97,416
EMEA	123,854	96,419
Total net sales	$484,591	$448,197

	Six Months Ended
	June 30,
	2018	2017
Income (loss) from Operations	(in thousands)
U.S. (1)	$(22,343)	$(13,674)
Asia	15,803	33,348
Mexico	4,485	4,034
EMEA	23,212	7,077
Total income from operations	$21,157	$30,785
(1)	Includes the costs of our corporate headquarters totaling $22.2 million and $19.1 million for the six months ended June 30, 2018 and 2017, respectively.

U.S. Segment

Net sales in the six months ended June 30, 2018 decreased by $4.8 million or 5.0% to $90.8 million compared to $95.6 million in the same period in 2017. Net sales of wind blades decreased to $72.6 million during the six months ended June 30, 2018 from $84.5 million in the same period of 2017. The decrease was primarily due to a 5.6% reduction in the number of wind blades produced in the six months ended June 30, 2018 as compared to the same period in 2017 and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customers. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2018 were $4.2 million compared to $4.9 million during the same period in 2017. Additionally, there was a $7.9 million increase in non-wind related net sales during the six months ended June 30, 2018 as compared to 2017.

The loss from operations for the six months ended June 30, 2018 was $22.3 million as compared to a loss of $13.7 million in the same period in 2017. These amounts include corporate general and administrative costs of $22.2 million for the six months ended June 30, 2018 compared to $19.1 million for the six months ended June 30, 2017. The increase in the corporate general and administrative costs was primarily driven by additional costs incurred related to the implementation of Topic 606, costs related to our work related to the Sarbanes-Oxley Act, increased personnel costs from filling our key global positions to support our growth and diversification strategy, costs related to our advanced engineering center and additional depreciation expense related to our enhanced corporate infrastructure.  These increases were mostly offset by a $1.2 million decrease in share-based compensation expense. The operating results were also unfavorably impacted by the lower wind blade volume discussed above during the six months ended June 30, 2018 as compared to the 2017 period.

Asia Segment

Net sales in the six months ended June 30, 2018 decreased by $3.2 million or 2.0% to $155.6 million compared to $158.8 million in the same period in 2017. Net sales of wind blades were $135.4 million in the six months ended June 30, 2018 as compared to $149.0 million in the same period of 2017. The decrease was primarily due to a 24.5% decrease in the number of wind blades produced during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to the expiration of a contract at the end of 2017 and the delayed startup of a new customer in 2018. This decrease was partially offset by a higher average sales prices due to the mix of wind blade models produced during the six months ended June 30, 2018 compared to the same period in 2017. Net sales from the manufacturing of precision molding and assembly systems totaled $17.9 million during the 2018 period compared to $7.1 million during the six months ended June 30, 2017. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a favorable impact of 1.8% on net sales during the six months ended June 30, 2018 as compared to the same period in 2017.

Income from operations in the Asia segment for the six months ended June 30, 2018 was $15.8 million as compared to $33.3 million in the same period in 2017. This decrease was driven by the startup costs incurred at our Taicang Port plant for a new customer and lower wind blade volume discussed above. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 3.0% on cost of goods sold for the six months ended June 30, 2018 as compared to the comparable 2017 period.

Mexico Segment

Net sales in the six months ended June 30, 2018 increased by $16.9 million or 17.3% to $114.3 million compared to $97.4 million in the same period in 2017. The increase reflects an 8.2% net increase in wind blade volume driven by greater volume at our second and third Mexico plants, partially offset by a decrease in wind blade volume at our first Mexico plant. These increases were also impacted by an increase in the average sales prices of wind blades due to a change in the mix of wind blades between periods.

Income from operations in the Mexico segment for the six months ended June 30, 2018 was $4.5 million as compared to $4.0 million in the same period in 2017. The increase was driven by the overall increase in wind blade volume noted above as well as from savings in raw material costs and production efficiencies.  The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 0.3% on cost of goods sold for the six months ended June 30, 2018 compared to the same period in 2017.

EMEA Segment

Net sales during the six months ended June 30, 2018 increased by $27.4 million or 28.5% to $123.9 million compared to $96.4 million in the same period in 2017. The increase was driven by a 94.0% increase in wind blade production in our second Turkey plant, partially offset by a 45.2% decrease in wind blade volume at our first Turkey plant as a result of the December 31, 2017 conclusion of our supply agreement with GE. We accelerated production for GE in 2017 and completed 100% of GE volume by the end of June 2017 to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for another customer in the second half of 2017. Other items having a favorable impact on net sales include overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant, the mix of wind blades sold during the period as well as the impact of the fluctuating U.S. dollar relative to the Euro of 9.0% as compared to 2017.

Income from operations in the EMEA segment for the six months ended June 30, 2018 was $23.2 million as compared to $7.1 million in the same period in 2017. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiency at our first Turkey plant and savings in raw materials. The fluctuation of the U.S. dollar relative to the Turkish Lira and Euro had an 3.2% unfavorable impact on cost of goods sold in six months ended June 30, 2018 as compared to 2017.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, transition costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $5.9 million for the six months ended June 30, 2018 as compared to net borrowings on financing arrangements of $4.9 million in the comparable period of 2017. As of June 30, 2018, we had $131.4 million in outstanding indebtedness, excluding debt issuance costs. As of June 30, 2018, as a result of the April 2018 refinancing of our prior senior secured credit facility, we had an aggregate of $100.0 million of remaining capacity and $84.1 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity.

At June 30, 2018 and December 31, 2017, we had unrestricted cash, cash equivalents and short-term investments totaling $114.0 million and $148.1 million, respectively. The June 30, 2018 balance includes $33.0 million of cash located outside of the United States, including $29.9 million in China, $0.5 million in Turkey and $2.6 million in Mexico. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such technology licenses and quarterly fees for corporate/administrative services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million.

Operating Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net income	$4,595	$14,790
Depreciation and amortization	13,202	8,716
Share-based compensation expense	4,999	3,751
Loss on extinguishment of debt	3,397	—
Other non-cash items	260	286
Changes in assets and liabilities	(23,918)	(1,673)
Net cash provided by operating activities	$2,535	$25,870

Net cash provided by operating activities totaled $2.5 million for the six months ended June 30, 2018 and was primarily the result of $4.6 million of net income, $13.2 million of depreciation and amortization, $5.0 million of share-based compensation expense and a $3.4 million loss on the extinguishment of debt, mostly offset by a net increase of $23.9 million in working capital. The key components of the net increase in working capital include a $26.7 million increase in contract assets and liabilities, a $4.0 million increase in other noncurrent assets and a $1.5 million increase in inventory. These increases were partially offset by a $3.6 million increase in accrued warranty, a $2.1 million decrease in accounts receivable and a $1.9 million increase in accounts payable and accrued expenses. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

Net cash provided by operating activities totaled $25.9 million for the six months ended June 30, 2017 and was primarily the result of $14.8 million of net income, $8.7 million of depreciation and amortization, $3.8 million of share-based compensation costs, partially offset by a $1.7 million net increase in working capital. The key components of the net increase in working capital include a $49.4 million increase in accounts receivable and a $1.9 million increase in other noncurrent assets. These increases were mostly offset by a $34.7 million increase in accounts payable and accrued expenses, a $5.6 million increase in accrued warranty, a $5.2 million decrease in prepaid expenses and other current assets and a $3.5 million decrease in contract assets and liabilities. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

Investing Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Purchase of property and equipment	$(42,310)	$(26,727)
Net cash used in investing activities	$(42,310)	$(26,727)

Net cash used in investing activities totaled $42.3 million and $26.7 million for the six months ended June 30, 2018 and 2017, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities and costs to enhance our information technology systems. The capital expenditures for the six months ended June 30, 2018 primarily related to the our new wind blade plant in Matamoros, Mexico, the expansion and improvements at our Taicang, China facility and second wind blade plant in Turkey, and costs to enhance our information technology systems. The capital expenditures for the six months ended June 30, 2017 primarily related to our new wind blade plants in Mexico and Turkey as well as the expansion of our wind blade facility in Dafeng, China.

We anticipate fiscal year 2018 capital expenditures of between $85 million to $90 million. We estimate that the cost we will incur after June 30, 2018 to complete our current projects in process is approximately $9.2 million. We have used and will continue to use cash flows from operations, the proceeds received from our credit facilities and the issuance of stock for major projects currently being undertaken. These include new manufacturing facilities in Matamoros, Mexico; Newton, Iowa and Yangzhou, China; continued investment in our existing China, Mexico and Turkey wind blade facilities and costs to enhance our information technology systems.

Financing Cash Flows

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Proceeds from term loans	74,435	—
Repayments of term loans	(74,972)	(1,875)
Net proceeds from accounts receivable financing	11,924	5,182
Proceeds from working capital loans	—	6,620
Repayments of working capital loans	—	(11,258)
Net proceeds from (repayments of) other debt	(5,449)	6,253
Debt issuance costs	(281)	—
Proceeds from exercise of stock options	1,307	—
Repurchase of common stock including shares withheld in lieu of income taxes	(272)	—
Net cash provided by financing activities	$6,692	$4,922

The net cash provided by financing activities totaled $6.7 million for the six months ended June 30, 2018 compared $4.9 million in the comparable period of 2017. Net cash provided by financing activities for the six months ended June 30, 2018 primarily reflects the net proceeds from term loans, accounts receivable financing and from the exercise of stock options, partially offset by net repayments of term loans and other growth-related debt. Net cash provided by financing activities for the six months ended June 30, 2017 primarily reflects the proceeds from working capital loans, accounts receivable financing and other growth-related debt, partially offset by repayments of working capital loans and term loans.

Share Repurchases

During the six months ended June 30, 2018, we repurchased 13,297 shares of our common stock for $0.3 million related to tax withholding requirements on restricted stock units which vested during the period.

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

In connection with the Restated Credit Facility, in December 2016, we repaid the previous credit facility balance of $74.4 million, plus accrued interest, closing fees, a prepayment penalty and the reimbursement of certain lenders expenses incurred. In addition, we incurred debt issuance costs related to the Restated Credit Facility totaling $2.2 million which were being amortized to interest expense over the remaining term of the credit facility (48 months) using the effective interest method.

In December 2017, we amended the Restated Credit Facility to consent to the restructuring of our parent and subsidiaries, decreased the variable interest rate to LIBOR, with a 1.0% floor, plus 5.25% and the amendment of certain capital expenditure and other financial covenants.  In connection with this amendment, the amendment fee of $0.4 million was recorded as a debt issuance cost and was being amortized to interest expense over the remaining term of the credit facility (36 months) using the effective interest method. As of December 31, 2017, the aggregate outstanding balance under the Restated Credit Facility was $74.1 million.

On April 6, 2018, we entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. On the closing date we drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under the Restated Credit Facility, various fees and expenses and accrued interest. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023.

In connection with the Credit Agreement, we expensed $2.0 million of deferred financing costs associated with the Restated Credit Facility and a $1.4 million prepayment penalty within the caption “Loss on extinguishment of debt” in the accompanying condensed consolidated statements of operations. In addition, the Company incurred debt issuance costs related to the Credit Agreement totaling $1.2 million which will be amortized to interest expense over the five-year term of the Credit Agreement using the effective interest method.

Interest accrues at a variable rate equal to LIBOR plus an initial margin of 1.5% (3.56% as of June 30, 2018), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date as long as we are not in default under the Credit Agreement. We may prepay borrowing under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.19% for a period of five years.  As of June 30, 2018, there was $75.4 million outstanding under the Credit Agreement.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro, or approximately $24.5 million as of June 30, 2018) of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues annually at a variable rate of the annual Euro Interbank Offered Rate (EURIBOR) plus 5.5% (5.5% as of June 30, 2018) and is paid quarterly. In December 2014, and later amended, we obtained an additional $5.0 million of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. Amounts outstanding under this agreement as of June 30, 2018 and December 31, 2017 include $14.8 million and $6.8 million, respectively, of accounts receivable financing and no unsecured financing in either period.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month EURIBOR plus 6.5%. During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was decreased to $0.6 million. No amounts were outstanding under this agreement as of June 30, 2018 or December 31, 2017.

In March 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 31.0 million Euro (approximately $36.1 million as of June 30, 2018) of short-term financing of which 15.0 million Euro (approximately $17.5 million as of June 30, 2018) is collateralized financing based on invoiced accounts receivables of two of the EMEA segment’s customers, 15.0 million Euro (approximately $17.5 million as of June 30, 2018) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.1 million as of June 30, 2018) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivables of two of its customers accrues at the one month EURIBOR plus 5.75% (5.75% as of June 30, 2018) and the one month EURIBOR plus 6.25% (6.25% as of June 30, 2018) and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (6.75% as of June 30, 2018) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually, with an amended final maturity date of December 2018. As of June 30, 2018 and December 31, 2017, there was $14.4 million and $16.9 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of June 30, 2018 and December 31, 2017, there was $11.2 million and $7.3 million outstanding under the collateralized financing based on invoiced accounts receivables, respectively.

Asia: In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 210.0 million Renminbi (approximately $31.7 million as of June 30, 2018) which can be used for the purpose of domestic and foreign currency loans, issuing customs letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (extended to January 2019). As of June 30, 2018 and December 31, 2017, there were 190.8 million Renminbi (approximately $28.8 million as of June 30, 2018) and 127.0 million Renminbi (approximately $19.5 million as of December 31, 2017) of letters of guarantee used for customs clearance outstanding, respectively.

In March 2018, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $15.1 million as of June 30, 2018) of which 70.0 million Renminbi (approximately $10.6 million as of June 30, 2018) can be used as customs letters of guarantee and 30.0 million Renminbi (approximately $4.5 million as of June 30, 2018can be used for working capital. Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023). As of June 30, 2018, there were no amounts outstanding under this credit agreement.

Equipment Leases and Other Arrangements: We have entered into certain capital lease, sale-leaseback and equipment financing arrangements in the United States, Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of June 30, 2018 and December 31, 2017, there was an aggregate total of $15.5 million and $18.5 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of June 30, 2018, we leased a total of approximately 5.2 million square feet in Dafeng, China; Taicang City, China; Yangzhou, China; Izmir, Turkey; Kolding, Denmark; Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Warren, Rhode Island; Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $21 million for the full year 2018.

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

In 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on an effective annual rate of LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. During the three and six months ending June 30, 2018, $23.0 million and $34.4 million of receivables were sold to the financial institution, respectively.

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

Contractual Obligations

During the six months ended June 30, 2018, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $1.6 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

Resin and resin systems are the only commodities for which we do not have fixed pricing. Approximately 30% of the resin and resin systems we use is purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $3.7 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of June 30, 2018, our EMEA segment has three general credit agreements with Turkish financial institutions which are tied to EURIBOR. Each of the agreements contains collateralized financing on invoiced customer receivables, with two of the agreements also containing unsecured financing and the third agreement also containing collateralized financing of capital expenditures. As of June 30, 2018, there was $26.0 million of collateralized financing on invoiced customer receivables and $14.4 million of collateralized financing of capital expenditures outstanding.  The three EMEA general credit agreements noted above are the only variable rate debt that we had outstanding as of June 30, 2018 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. In addition, our new Credit Agreement includes interest on the unhedged principal amount of $0.4 million which is tied to LIBOR. Due to the relatively low LIBOR and EURIBOR rates in effect as of June 30, 2018, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2018 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

As a result of the adoption of Topic 606, we have re-evaluated and established new internal controls related to revenue recognition. We are also currently updating our enterprise risk planning systems to accommodate Topic 606 and will continue to evaluate such internal controls.

Except as noted above, there have not been any other changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations.

In March 2015, a complaint was filed against us in the Superior Court of the State of Arizona (Maricopa County) by a former employee, alleging that we had agreed to make certain cash payments to such employee upon any future sale of the Company. We filed a motion to dismiss the complaint in April 2015, which was denied. We subsequently filed an answer to the complaint in July 2015 denying the substantive allegations of the complaint. The parties completed court-ordered mediation in December 2015 but were not able to reach a settlement. We filed a motion for summary judgment to dismiss the complaint in April 2016 and the court denied the motion in August 2016. The court recently postponed the trial date from August 2018 until June 2019. We continue to deny the substantive allegations of the complaint and intend to vigorously defend this lawsuit; however, we are currently unable to determine the ultimate outcome of this case.

In August 2015, we entered into a transition agreement with our former Senior Vice President – Asia, pursuant to which that individual transitioned out of this role at the end of 2015 and was to serve in a consulting capacity in 2016 and 2017. In January 2016, following our discovery that the individual had materially violated the terms of the transition agreement, we terminated the consultancy for cause. In April 2016, an arbitration claim was filed in China by the individual with the Taicang Labor and Personnel Dispute Arbitration Committee alleging that we improperly terminated the transition agreement. The individual is demanding that we honor the terms of the transition agreement and pay compensation and fees under the transition agreement, which in the aggregate totals approximately $2.6 million. In addition, the individual is also challenging the validity of our termination of an option to purchase 164,880 shares of our common stock and 77,760 restricted stock units awarded under the 2015 Plan, which were canceled in January 2016 when the consultancy was terminated. The Taicang Labor and Personnel Dispute Arbitration Committee awarded damages to the individual of approximately $1.2 million but rejected the claims regarding the termination of the stock option and restricted stock unit awards. We subsequently appealed the arbitration award in favor of the individual to the Taicang Municipal People’s Court, which affirmed the arbitration award in June 2018. We have appealed this judgment to an appellate level court in the Jiangsu Province and the appeal remains pending. We previously established a reserve for these matters and do not believe the award, if upheld on appeal, will have a material impact on our operating results or financial condition.

In June 2018, Iowa OSHA, a division of the Iowa Department of Labor, issued a citation and notification of penalty to us alleging that certain of our workplace practices and conditions at our Newton, Iowa wind blade manufacturing facility had violated the Iowa Occupational Safety and Health Act. Specifically, the citation cited us for multiple alleged violations and proposed that we pay an aggregate penalty of $0.2 million. In June 2018, we notified Iowa OSHA that we were contesting all of the alleged violations and proposed penalties. In June 2018, the Labor Commissioner of the Iowa Department of Labor subsequently filed a complaint with the State of Iowa Employment Appeal Board, petitioning the appeal board to affirm the citation and notification of penalty that Iowa OSHA issued to us. In July 2018, we then filed a response with the appeal board denying the substantive allegations of the complaint. A hearing date has not yet been set and thus the matter remains pending.

From time to time, we are party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. Upon resolution of any pending legal matters, we may incur charges in excess of presently established reserves. Our management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

TPI COMPOSITES, INC.

Date: August 7, 2018	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)