Form 10-Q
period 2018-09-30
TPI COMPOSITES, INC
filed 2018-11-07
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
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

As of October 31, 2018, there were 34,510,890 shares of common stock outstanding.

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

•	changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy.
•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	our ability to effectively manage our growth strategy and future expenses, including our startup and transition costs;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products;
•	our ability to successfully expand in our existing wind energy markets and into new international wind energy markets;
•	our ability to successfully expand our transportation business and execute upon our strategy of entering new markets outside of wind energy;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•	the attraction and retention of qualified employees and key personnel; and
•	the potential impact of General Electric’s acquisition of LM Wind Power upon our business;

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,838	$148,113
Restricted cash	2,845	3,849
Accounts receivable	117,066	121,576
Contract assets	122,265	105,619
Prepaid expenses and other current assets	25,036	27,507
Inventories	7,445	4,112
Total current assets	385,495	410,776
Property, plant, and equipment, net	150,931	123,480
Other noncurrent assets	38,270	22,306
Total assets	$574,696	$556,562

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$168,039	$167,175
Accrued warranty	32,704	30,419
Current maturities of long-term debt	39,201	35,506
Contract liabilities	8,335	2,763
Total current liabilities	248,279	235,863
Long-term debt, net of debt issuance costs and current maturities	93,583	85,879
Other noncurrent liabilities	4,284	4,938
Total liabilities	346,146	326,680
Commitments and contingencies (Note 10)
Stockholders’ equity: (Note 4)
Common shares, $0.01 par value, 100,000 shares authorized and 34,629 shares issued and 34,511 shares outstanding at September 30, 2018 and 100,000 shares authorized and 34,049 shares issued and 34,021 shares outstanding at December 31, 2017	346	340
Paid-in capital	310,166	301,543
Accumulated other comprehensive loss	(21,977)	(558)
Accumulated deficit	(56,805)	(70,932)
Treasury stock, at cost, 118 shares at September 30, 2018 and 28 shares at December 31, 2017	(3,180)	(511)
Total stockholders’ equity	228,550	229,882
Total liabilities and stockholders’ equity	$574,696	$556,562

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
Net sales (Note 4)	$254,976	$253,498	$739,567	$701,695
Cost of sales	216,594	210,840	625,817	592,495
Startup and transition costs	21,415	12,352	53,474	29,051
Total cost of goods sold	238,009	223,192	679,291	621,546
Gross profit	16,967	30,306	60,276	80,149
General and administrative expenses	9,756	9,315	31,908	28,373
Income from operations	7,211	20,991	28,368	51,776
Other income (expense):
Interest income	45	48	129	78
Interest expense	(2,323)	(3,254)	(8,376)	(9,215)
Loss on extinguishment of debt	—	—	(3,397)	—
Realized gain (loss) on foreign currency remeasurement	(8,181)	39	(12,957)	(2,575)
Miscellaneous income	2,511	390	4,003	968
Total other expense	(7,948)	(2,777)	(20,598)	(10,744)
Income (loss) before income taxes	(737)	18,214	7,770	41,032
Income tax benefit (provision)	10,269	3,523	6,357	(4,505)
Net income	$9,532	$21,737	$14,127	$36,527

Weighted-average common shares outstanding:
Basic	34,419	33,891	34,212	33,789
Diluted	36,282	35,015	35,946	34,748

Net income per common share:
Basic	$0.28	$0.64	$0.41	$1.08
Diluted	$0.26	$0.62	$0.39	$1.05

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$9,532	$21,737	$14,127	$36,527
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,621)	1,231	(21,908)	2,808
Unrealized gain on hedging derivatives, net of taxes of $149 for the three and nine months ended September 30, 2018	297	—	489	—
Comprehensive income (loss)	$(5,792)	$22,968	$(7,292)	$39,335

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$14,127	$36,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,080	14,143
Share-based compensation expense	6,971	4,794
Loss on extinguishment of debt	3,397	—
Amortization of debt issuance costs	284	430
Deferred income taxes	(10,898)	(2,613)
Changes in assets and liabilities:
Accounts receivable	2,052	(66,438)
Contract assets and liabilities	(13,466)	7,604
Inventories	(3,489)	(335)
Prepaid expenses and other current assets	1,941	881
Other noncurrent assets	(4,503)	(7,615)
Accounts payable and accrued expenses	1,958	48,083
Accrued warranty	2,285	8,135
Other noncurrent liabilities	(2,544)	(136)
Net cash provided by operating activities	17,195	43,460
Cash flows from investing activities:
Purchase of property and equipment	(50,636)	(35,312)
Net cash used in investing activities	(50,636)	(35,312)
Cash flows from financing activities:
Proceeds from revolving loans	89,435	—
Repayments of term and revolving loans	(74,972)	(2,812)
Net proceeds from (repayments of) accounts receivable financing	(3,915)	8,196
Proceeds from working capital loans	—	6,620
Repayments of working capital loans	—	(11,258)
Net proceeds from (repayments of) other debt	(14,174)	4,556
Debt issuance costs	(281)	—
Proceeds from exercise of stock options	2,211	988
Repurchase of common stock including shares withheld in lieu of income taxes	(2,859)	(1,264)
Net cash provided by (used in) financing activities	(4,555)	5,026
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(283)	305
Net change in cash, cash equivalents and restricted cash	(38,279)	13,479
Cash, cash equivalents and restricted cash, beginning of year	152,437	129,863
Cash, cash equivalents and restricted cash, end of period	$114,158	$143,342

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,546	$8,717
Cash paid for income taxes, net	4,279	14,134
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	4,340	3,689
Equipment acquired through capital lease and financing obligations	11,930	4,749

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. The Company is currently headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Fall River, Massachusetts; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Taicang City, China; Yangzhou, China; Juárez, Mexico; Matamoros, Mexico; Izmir, Turkey and Kolding, Denmark.

References to TPI Composites, Inc, the “Company,” “we,” “us” or “our” in these notes refer to TPI Composites, Inc. and its consolidated subsidiaries.

Public Offerings and Stock Split

In July 2016, we completed an initial public offering (IPO) of 7,187,500 shares of our common stock at a price of $11.00 per share, which included 937,500 shares issued pursuant to the underwriters’ over-allotment option. Certain of our existing shareholders, a non-employee director and executive officers purchased an aggregate of 1,250,000 shares of our common stock in the IPO included in the total issuance above. The net proceeds from the IPO were $67.2 million after deducting underwriting discounts and offering expenses. Immediately prior to the closing of the IPO, all shares of the then-outstanding redeemable preferred shares converted into an aggregate of 21,110,204 shares of our common stock and the redeemable preferred share warrants converted on a net issuance basis into 120,923 shares of our common stock. In addition, concurrent with the closing of the IPO, certain subordinated convertible promissory notes in the aggregate principal and interest amount of $11.9 million were converted into 1,079,749 shares of our common stock at the public offering price of $11.00 per share.

Prior to the IPO, in July 2016 we amended our amended and restated certificate of incorporation to effect a 360-for-1 forward stock split of our common stock. As a result of the stock split, we have adjusted the share amounts authorized and issuable under the share-based compensation plans. All share and per share common stock information (including the share-based compensation plans) referenced throughout the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock split. The stock split did not cause an adjustment to the par value of the authorized shares of our common stock.

In May 2017, we completed a secondary public offering of 5,075,000 shares of our common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing shareholders and certain of our executive officers. The selling shareholders received all of the net proceeds of $78.8 million from the secondary public offering. We did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by us in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying condensed consolidated statement of operations.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Basis of Presentation

We divide our business operations into four geographic operating segments—the United States (U.S.), Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our existing Rhode Island facility as well as at our Fall River, Massachusetts facility and at a second manufacturing facility in Newton, Iowa which commenced operations in the second quarter of 2018, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (6) our corporate headquarters, the costs of which are included in general and administrative expenses.

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

•

Our Mexico segment manufactures wind blades from our three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017.  In April 2017, we entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and we commenced operations at this facility in the third quarter of 2018. This segment also manufactures precision molding and assembly systems and performs wind blade inspection and repair services.

•	Our EMEA segment manufactures wind blades from our two facilities in Izmir, Turkey and also performs wind blade inspection and repair services.

The accompanying condensed consolidated financial statements include the accounts of TPI Composites, Inc. and of our majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2018, and the results of our operations, comprehensive income and cash flows for the periods presented. We restated our December 31, 2017 condensed consolidated balance sheet and the September 30, 2017 condensed consolidated statement of operations and cash flow for the effect of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (Topic 606), see Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement. Interim results for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full years.

As previously announced, effective January 1, 2018, we adopted the requirements of Topic 606 using the full retrospective method as further described in Recently Issued Accounting Pronouncements - Revenue from Contracts with Customers and Note 2, Revenue from Contracts with Customers. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q reflect the adoption of Topic 606 and differ from amounts previously reported for prior periods. See Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of Topic 606, including the impact on our previously reported financial statements.

Revenue Recognition

The majority of our revenue is generated from long-term contracts associated with manufacturing of wind blades and related services.  We account for a long-term contract when it has the approval from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and the collectability of consideration is probable.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

To determine the proper revenue recognition method for each long-term contract, we evaluate whether the original contract should be accounted for as one or more performance obligations. This evaluation requires judgment and the decisions reached could change the amount of revenue and gross profit recorded in a given period. As most of our contracts contain multiple performance obligations, we allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Our manufacturing services are customer specific and involve production of items that cannot be sold to other customers due to the customers’ protected intellectual property; therefore, we allocate the total transaction price under our contracts with multiple performance obligations using the contractually stated prices, as these prices represent the relative standalone selling price based on an expected cost plus margin model.

Revenue is primarily recognized over time as we have an enforceable right to payment upon termination and we may not use or sell the product to fulfill other customers’ contracts.  In addition, the customer does not have return or refund rights for items produced that conform to the specifications included in the contract. Because control transfers over time, revenue is recognized based on the extent of progress towards the completion of the performance obligation. We use the cost-to-cost input measure of progress for our contracts as this method provides the best representation of the production progress towards satisfaction of the performance obligation as the materials are distinct to the product being manufactured because of customer specifications provided for in the contract, the costs incurred are proportional to the progress towards completion of the product, and the products do not involve significant pre-fabricated component parts. Under the cost-to-cost method, progress and the related revenue recognition is determined by a ratio of direct costs incurred to date in fulfillment of the contract to the total estimated direct costs required to complete the performance obligation.

Determining the revenue to be recognized for services performed under our manufacturing contracts involves significant judgments and estimates relating to the total consideration to be received and the expected total costs to complete the performance obligation.  The judgments and estimates relating to the total consideration to be received include the amount of variable consideration as our contracts typically provide the customer with a range of production output options from guaranteed minimum volume obligations to the production capacity of the facility, and customers will provide periodic non-cancellable commitments for the number of wind blades to be produced over the term of the agreement.  We use historical experience, customer commitments and forecasted future production based on the capacity of the plant to estimate the total revenue to be received to complete the performance obligation.  In addition, the amount of revenue per unit produced may vary based on the costs of production of the wind blades as we may be able to change the price per unit based on changes in the cost of production.  Further, some of our contracts provide opportunities for us to share in labor and material cost savings as well as absorb some additional costs as an incentive for more efficient production, both of which impact the margin realized on the contract and ultimately the total amount of revenue to be recognized.  Additionally, certain of our customer contracts provide for concessions by us for missed production deadlines.

We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information available to us at the time of the estimate and may materially change as additional information becomes known.

Our contracts may be modified to account for changes in specifications of products and changing requirements. If the contract modifications are for goods or services that are not distinct from the existing contract, they are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue on a cumulative catch-up basis. If contract modifications are for goods and services that are distinct from the existing contract and increases the amount of consideration reflecting the standalone sale price of the additional goods or services, then the contract modification is accounted for as a separate contract and is evaluated for one or more performance obligations.

Each reporting period, we evaluate the progress towards satisfaction of each performance obligation based on any contract modifications that have occurred, cost incurred to date, and an estimate of the expected future revenue and costs to be incurred to complete the performance obligation. Based on this analysis, any changes in estimates of revenue, cost of sales, contract assets and liabilities and the related impact to operating income are recognized on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on the percentage of completion of the performance obligation.

Wind blade pricing is based on annual commitments of volume as established in our customer’s contract and orders less than committed volume may result in a higher price per wind blade to our customers. Orders in excess of annual commitments may result

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

in discounts to our customers from the contracted price for the committed volume. Our customers typically provide periodic purchase orders with the price per wind blade given the current cost of the bill of materials, labor requirements and volume desired.  We record an allowance for expected utilization of early payment discounts which are reported as a reduction of the related revenue.

Precision molding and assembly systems included in a customer’s contract are based upon the specific engineering requirements and design determined by the customer and are specific to the wind blade design and function desired. From the customer’s engineering specifications, a job cost estimate is developed along with a production plan, and the desired margin is applied based on the location the work is to be performed and complexity of the customer’s design. Precision molding and assembly systems are generally built to produce wind blades which may be manufactured by us in production runs specified in the customer contract.

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on manufacturing services contracts.  The contract assets are transferred to accounts receivable when the rights become unconditional, which generally occurs when customers are invoiced upon the determination that a product conforms to the contract specifications and invoices are due based on each customers negotiated payment terms, which range from 15 to 65 days.  We apply the practical expedient that allows us to exclude payment terms under one year from the transfer of a promised good or service from consideration of a significant financing component in its contracts. With regards to the production of precision molding and assembly systems, our contracts generally call for progress payments to be made in advance of production. Generally, payment is made at certain percentage of completion milestones with the final payment due upon delivery to the manufacturing facility. These progress payments are recorded within contract liabilities as current liabilities in the condensed consolidated balance sheets and are reduced as we record revenue over time.

Our customers may request, in situations where they do not have space available to receive products or do not want to take possession of products immediately for other reasons, that their finished products be stored by us in one of our facilities. Most of our contracts provide for a limited number of wind blades to be stored during the period of the contract with any additional wind blades stored subject to additional storage fees, which are included in the wind blade performance obligation revenue.

Revenue related to non-recurring engineering and freight services provided under our customer contracts is recognized at a point in time following the transfer of control of the promised services to the customer. Customers usually pay the carrier directly for the cost of shipping associated with items produced.  When we pay the shipping costs, we apply the practical expedient that allows us to account for shipping and handling as a fulfillment costs and include the revenue in the associated performance obligation and the costs are included in cost of goods sold.

Taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions, that are collected by us from a customer, are excluded from revenue.

Warranty Expense

We provide a limited warranty for our mold and wind blade products, including parts and labor, with terms and conditions that vary depending on the product sold, generally for periods that range from two to five years. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is reversed against the current year warranty expense amount.

Warranty accrual at September 30 consisted of the following:

2018
(in thousands)
Warranty accrual at beginning of year	$30,419
Accrual during the period	8,200
Cost of warranty services provided during the period	(3,153)
Reversal of reserves upon warranty expiration	(2,762)
Warranty accrual at end of period	$32,704

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average shares outstanding	34,419	33,891	34,212	33,789
Effect of dilutive awards	1,863	1,124	1,734	959
Diluted weighted-average shares outstanding	36,282	35,015	35,946	34,748

Share-based compensation awards of 7,000 shares and 63,000 shares were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2018, respectively, because their effect would be anti-dilutive. We did not have any potential dilutive securities which were excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2017.

Financial Instruments

Interest Rate Swap

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with our new credit agreement (the Credit Agreement) that we entered into in April 2018. We do not use such swap contracts for speculative or trading purposes.

To offset the variability of future interest payments on the Credit Agreement arising from changes in the London Interbank Offered Rate (LIBOR), in April 2018, we entered into an interest rate swap agreement with a financial institution for a notional amount of $75.0 million with an expiration date of April 2023. This interest rate swap effectively hedges $75.0 million of the $75.4 million of the then outstanding future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instrument qualified for accounting as a cash flow hedge in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 815, Derivatives and Hedging, and we designated it as such.

The settlement value of the interest rate swap is $0.7 million as of September 30, 2018 and is included in other noncurrent assets in the condensed consolidated balance sheet.  The unrealized gain on the swap of $0.6 million, net of tax, is included in the condensed consolidated statement of other comprehensive income (loss).

Forward Contract

We use forward contracts to mitigate our exposure associated with fluctuations in foreign currency exchange rates. We do not use such forward contracts for speculative or trading purposes.

In August 2018, we provided a Turkish Lira denominated intercompany loan to an EMEA subsidiary in the amount of $15.0 million converted at the spot rate on the transaction date to 96.6 million Turkish Lira to fund their working capital requirements. We entered into a forward contract, with the same expiration as that of the intercompany loan’s maturity in October 2018, for a notional amount of 101.5 million Turkish Lira to reduce our exposure to currency fluctuations from the settlement of this Turkish Lira denominated intercompany loan of 96.6 million Turkish Lira and accrued interest of 4.9 million Turkish Lira. The derivative instrument qualifies for accounting as a cash flow hedge in accordance with FASB ASC Topic 815, Derivatives and Hedging, and we designated it as such at inception.

The settlement liability of the forward contract is $1.2 million as of September 30, 2018 and is included in accounts payable and accrued expenses in the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2018, a loss of $1.1 million has been included in realized loss on foreign currency remeasurement in the condensed consolidated statements of operations offsetting the remeasurement of the Turkish Lira denominated

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

intercompany loan receivable. An additional $0.1 million unrealized loss on the forward contract, net of tax, is included in the condensed consolidated statement of other comprehensive income (loss).

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

We adopted Topic 606 as of January 1, 2018 with retrospective application to January 1, 2016 through December 31, 2017.  See Note 2, Revenue from Contracts with Customers and Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of this standard, including the impact on our previously reported financial statements.

Cash Flow Presentation

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, that clarifies how certain cash receipts and cash payments are presented and classified in the condensed consolidated statements of cash flows.  In addition, in November 2016, the FASB issued ASU 2016-18, Restricted Cash, that requires restricted cash and cash equivalents to be included with the amount of cash and cash equivalents that are reconciled on the condensed consolidated statements of cash flows. We adopted these ASUs as of January 1, 2018 with retrospective application to each period presented.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which total the same such amounts in the condensed consolidated statements of cash flows:

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2017	2016
	(in thousands)
Cash and cash equivalents	$110,838	$148,113	$139,065	$119,066
Restricted cash	2,845	3,849	3,802	2,259
Restricted cash included within other noncurrent assets	475	475	475	8,538
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$114,158	$152,437	$143,342	$129,863

See Note 13, Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement, for further discussion of the adoption of these standards, including the impact on our previously reported financial statements.

Income Taxes

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (SAB 118), which provides relief for companies that have not completed their accounting for the effects of The Tax Cuts and Jobs Act (Tax Reform Act) but can determine a reasonable estimate of

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

those effects to allow them to include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one-year “measurement period” which is similar to the measurement period used when accounting for business combinations. In the accompanying consolidated financial statements, we have not yet completed our accounting for all the tax effects associated with the enactment of the Tax Reform Act. However, we have, in certain cases made a reasonable estimate of the effects on our existing carryforward attributes and the one-time transition tax. See Note 9, Income Taxes, for further discussion.

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is a comprehensive new recognition model for leases requiring a lessee to recognize the asset and liability that arise from leases. For public companies, this new standard is effective for financial statements issued for annual periods beginning after December 16, 2018. Entities may elect to early adopt the lease standard in 2016. In adopting ASU 2016-02, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, that provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption.

We will adopt this new standard on the effective date using the alternative transition method provided by ASU 2018-11 and we are currently evaluating the potential changes from ASU 2018-11 to our future financial reporting and disclosures and designing and implementing related processes and controls.  We expect that the standard will have a material impact on our total assets and liabilities for the addition of right-of-use assets and lease liabilities, but we do not expect it to have a material impact on our results of operations or liquidity.

Note 2. Revenue From Contracts with Customers

The following tables represents the disaggregation of our net sales revenue by contract type for each of our reportable segments (in thousands):

	Three Months Ended September 30, 2018
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$28,082	$61,139	$78,892	$66,795	$234,908
Precision molding and assembly systems sales	775	7,608	89	—	8,472
Transportation sales	6,769	—	—	—	6,769
Other sales	1,063	1,480	584	1,700	4,827
Total net sales	$36,689	$70,227	$79,565	$68,495	$254,976

	Nine Months Ended September 30, 2018
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$100,723	$196,490	$190,530	$187,698	$675,441
Precision molding and assembly systems sales	4,997	25,516	1,067	—	31,580
Transportation sales	18,281	—	—	—	18,281
Other sales	3,507	3,822	2,285	4,651	14,265
Total net sales	$127,508	$225,828	$193,882	$192,349	$739,567

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2017
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$41,293	$96,654	$59,634	$40,479	$238,060
Precision molding and assembly systems sales	500	4,161	823	—	5,484
Transportation sales	3,376	—	—	—	3,376
Other sales	2,556	2,138	237	1,647	6,578
Total net sales	$47,725	$102,953	$60,694	$42,126	$253,498

	Nine Months Ended September 30, 2017
	U.S.	Asia	Mexico	EMEA	Total
Wind blade sales	$125,831	$245,633	$153,302	$134,752	$659,518
Precision molding and assembly systems sales	5,444	11,225	1,612	—	18,281
Transportation sales	9,084	—	—	—	9,084
Other sales	2,948	4,875	3,196	3,793	14,812
Total net sales	$143,307	$261,733	$158,110	$138,545	$701,695

In addition, most of our net sales are made directly to our customers, primarily wind turbine manufacturers, under our long-term contracts which are typically five years in length.

Contract Assets and Liabilities

Contract assets consist of unbilled amounts typically resulting from revenue recognized over time for products in production and the revenue recognized exceeds the amount billed to the customer. The contract assets are recorded as current assets in the condensed consolidated balance sheets. Contract liabilities consist of advance payments in excess of costs incurred. These amounts were historically recorded as customer deposits which primarily related to progress payments received as precision molding and assembly systems were being manufactured. The contract liabilities are recorded as current liabilities in the condensed consolidated balance sheets and are reduced as we record revenue over time.

These contract assets and liabilities are reported on the condensed consolidated balance sheets net on a contract-by-contract basis at the end of each reporting period, as demonstrated in the table below.

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2018	2017	$ Change
	(in thousands)
Gross contract assets	$137,083	$112,557	$24,526
Less: reclassification from contract liabilities	(14,818)	(6,938)	(7,880)
Contract assets	$122,265	$105,619	$16,646

	September 30,	December 31,
	2018	2017	$ Change
	(in thousands)
Gross contract liabilities	$23,153	$9,701	$13,452
Less: reclassification to contract assets	(14,818)	(6,938)	(7,880)
Contract liabilities	$8,335	$2,763	$5,572

Contracts assets increased by $16.6 million from December 31, 2017 to September 30, 2018 due to incremental unbilled production during the nine months ended September 30, 2018. Contracts liabilities increased by $5.6 million from December 31, 2017 to September 30, 2018 due to the amounts billed to customers exceeding the progress billings received primarily related to precision molding and assembly systems being produced in the nine months ended September 30, 2018.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The time it takes to produce a single blade is typically between 24 to 36 hours. The time it takes to produce a mold is typically between 3 to 6 months.

For the three months ended September 30, 2018, we recognized no revenue, and for the nine months ended September 30, 2018, we recognized $2.8 million of revenue, in each case, that was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes any unexercised contract options.

For the three and nine months ended September 30, 2018, net revenue recognized from our performance obligations satisfied in previous periods decreased by $3.9 million and $7.9 million, respectively. This primarily relates to changes in certain of our estimated total contract values and related percentage of completion estimates.

As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligations was  approximately $5.6 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows: 5 percent in the remainder of 2018, 27 percent in 2019, 27 percent in 2020, 17 percent in 2021, 14 percent in 2022 and the remaining 10 percent in 2023.

Pre-Production Investments

We recognize an asset from the costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production.  We factor these costs into our estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of September 30, 2018, the cost and accumulated amortization of such assets totaled $4.8 million and $1.7 million, respectively. As of December 31, 2017, the cost and accumulated amortization of such assets totaled $2.4 million and $1.4 million, respectively. These amounts are included in other noncurrent assets in the condensed consolidated balance sheet.

In applying the practical expedient as permitted under Topic 606, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less.  These costs are included in cost of goods sold.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 11, Concentration of Customers.

We maintain our U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2018 and 2017. At September 30, 2018 and December 31, 2017, we had $70.6 million and $98.9 million, respectively, of cash in deposit accounts in U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At September 30, 2018, this includes $29.6 million in China, $8.6 million in Turkey and $2.0 million in Mexico. We have not experienced losses in these accounts. In addition, at September 30, 2018, we have short-term deposits in interest bearing accounts of $2.8 million in China, which are reported as restricted cash in our condensed consolidated balance sheets. At September 30, 2018, we also have long-term deposits in interest bearing accounts of $0.5 million in Iowa which are reported as restricted cash within the caption other noncurrent assets in our condensed consolidated balance sheets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Related-Party Transactions

Related party transactions include transactions between us and certain of our affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

We have entered into several agreements with subsidiaries of General Electric Company and its consolidated affiliates (GE) relating to the operation of its business. As a result of these agreements, GE has been a debtor, creditor and holder of both preferred and common shares. During the second quarter of 2017, GE reduced its holdings of our common shares to less than five percent of the total shares then outstanding and completely divested of our common shares during the third quarter of 2017.

We have entered into five separate supply agreements with GE to manufacture wind blades in Newton, Iowa; Taicang Port, China; Juárez, Mexico (2) and Izmir, Turkey. The supply agreements in Taicang Port, China and Izmir, Turkey expired on December 31, 2017 and GE did not renew or extend these two contracts. For the six months ended June 30, 2017, we recorded related-party sales with GE of $198.6 million.

Certain of our existing stockholders, consisting of entities associated with Element Partners, Angeleno Group and Landmark Partners, each of which is an affiliate of a member of the board of directors, as well as certain executive officers and a director, purchased an aggregate of 1,250,000 shares of our common stock in the IPO. In addition, all outstanding obligations and accrued interest under our subordinated convertible promissory notes held by certain existing stockholders, including Element Partners, Angeleno Group and Landmark Partners, were converted into an aggregate of 1,079,749 shares of our common stock concurrent with the closing of the IPO at the public offering price of $11.00 per share.

In connection with our secondary offering in May 2017, certain entities associated with Element Partners, Angeleno Group, Landmark Partners and NGP Energy Technology Partners, L.P, as well as certain of our executive officers sold an aggregate of 5,075,000 shares of our common stock at the public offering price of $16.35 per share.

Note 5. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Trade accounts receivable	$112,258	$117,794
Other accounts receivable	4,808	3,782
Total accounts receivable	$117,066	$121,576

Note 6. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Machinery and equipment	$113,686	$100,681
Buildings	15,001	14,711
Leasehold improvements	33,229	21,853
Office equipment and software	21,542	18,664
Furniture	18,703	19,017
Vehicles	287	294
Construction in progress	19,097	10,687
Total	221,545	185,907
Accumulated depreciation	(70,614)	(62,427)
Property, plant and equipment, net	$150,931	$123,480

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Total depreciation expense for the three months ended September 30, 2018 and 2017 was $5.8 million and $5.1 million, respectively, and $18.6 million and $13.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 7. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Senior term loan—U.S.	$—	$71,250
Senior revolving loan—U.S.	90,414	2,820
Accounts receivable financing—EMEA	10,185	14,100
Equipment financing—EMEA	13,412	16,901
Equipment capital lease—U.S.	26	536
Equipment capital lease—EMEA	7,404	5,058
Equipment capital lease—Mexico	12,268	12,844
Equipment loan—Mexico	5	47
Total long-term debt	133,714	123,556
Less: Debt issuance costs	(930)	(2,171)
Total long-term debt, net of debt issuance costs	132,784	121,385
Less: Current maturities of long-term debt	(39,201)	(35,506)
Long-term debt, net of debt issuance costs and current maturities	$93,583	$85,879

In April 2018, we entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. We drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under our senior secured credit facility, various fees and expenses and related accrued interest. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023.

Interest accrues at a variable rate equal to LIBOR plus an initial margin of 1.5% (3.7% as of September 30, 2018), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date so long as we are not in default under the Credit Agreement. We may prepay borrowings without penalty under the Credit Agreement.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million under the Credit Agreement at an effective interest rate of 4.2% for a period of five years.

In August 2018, we borrowed an additional $15.0 million under the Credit Agreement in order to fund the working capital requirements of one of our EMEA subsidiaries.

Note 8. Share-Based Compensation Plans

Our Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan) provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards, performance share awards and dividend equivalent rights to certain employees, non-employee directors and consultants. Under the 2015 Plan, we have granted awards of stock options, restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain employees and non-employee directors.

During the nine months ended September 30, 2018, we issued to certain employees and non-employee directors an aggregate of 149,012 timed-based RSUs, 121,836 PSUs that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2018 through December 31, 2020, and 170,712 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2020. 100% of the time-based RSUs vest on the third anniversary date of the grant date.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of the 2015 Plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$313	$210	$1,268	$755
General and administrative expenses	1,659	833	5,703	4,039
Total share-based compensation expense	$1,972	$1,043	$6,971	$4,794

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
RSUs	$1,112	$382	$3,595	$1,546
Stock options	460	661	2,491	3,248
PSUs	400	-	885	-
Total share-based compensation expense	$1,972	$1,043	$6,971	$4,794

As of September 30, 2018, the unamortized cost of the outstanding RSUs and PSUs was $4.8 million and $3.9 million, respectively, which we expect to recognize in the condensed consolidated financial statements over weighted-average periods of approximately 1.7 years and 2.5 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $2.3 million, which we expect to recognize in the condensed consolidated financial statements over a weighted-average period of approximately 1.5 years.

The summary of activity under our incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	4,731,117	3,203,290	$13.34	890,433	613,380	$15.02	—	$—
Increase in shares authorized	1,360,826	—	—		—	—	—	—
Granted	(451,212)	9,652	22.67		149,012	23.37	292,548	22.67
Exercised/vested	—	(186,959)	11.83		(298,036)	13.03	—	—
Forfeited/cancelled	115,067	(105,750)	13.00		(5,053)	23.04	(4,264)	22.67
Balance as of September 30, 2018	5,755,798	2,920,233	13.48	1,393,408	459,303	18.93	288,284	22.67

The fair value of RSUs which vested during the nine months ended September 30, 2018 was $3.9 million.  In addition, during the nine months ended September 30, 2018, we repurchased 100,891 shares for $2.9 million related to tax withholding requirements on vested RSU awards.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the outstanding and exercisable stock option awards as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	16,397	1.8	$8.49	16,397	$8.49
$10.87	1,756,792	6.7	10.87	884,692	10.87
$11.00 to $16.53	624,251	7.3	16.19	291,229	16.34
$17.68 to $18.70	305,241	7.7	18.67	162,142	18.68
$18.77 to $22.67	217,552	9.0	19.92	38,948	20.14
$8.49 to $22.67	2,920,233	7.1	13.48	1,393,408	13.15

Note 9. Income Taxes

Income taxes for the three and nine months ended September 30, 2018 were lower than for the three and nine months ended September 30, 2017 primarily due to the reversal of our valuation allowances related to our U.S. federal deferred tax assets in the three months ended September 30, 2018 totaling $10.9 million. This valuation allowance release was the result of our decision during the three months ended September 30, 2018 to account for the impact of the global intangible low-taxed income (GILTI) as a current period item. With this election and our adoption of ASC 606, we ceased to be in a cumulative loss position in the U.S. and we have positive evidence that our U.S. tax attributes will be fully realized in the future.

We will continue to refine our provisional estimates of our computations of the GILTI, the deduction for foreign-derived intangible income (FDII) and other parts of the Tax Reform Act, which may result in changes to the expected impact for 2018. We also continue to not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to permanently reinvest our unremitted foreign earnings.

An ownership change under Sections 382 and 383 of the Internal Revenue Code was deemed to occur in June 2018. In general, a Section 382 and 383 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Internal Revenue Code of 1986, as amended) that exceeds 50 percentage points over a rolling three-year period. Based on the analysis performed, however, we do not believe that the Section 382 and 383 annual limitation will materially impact our ability to utilize the tax attributes that existed as of the date of the ownership. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and credits.

Income taxes for the three and nine months ended September 30, 2018 have also been adjusted to reflect China’s retroactive increase in the deduction for research and development expenses. No other changes in tax law during the quarter have had a material impact on our income tax provision.

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

In June 2018, Iowa OSHA, a division of the Iowa Department of Labor, issued a citation and notification of penalty to us alleging that certain of our workplace practices and conditions at our Newton, Iowa wind blade manufacturing facility had violated the Iowa Occupational Safety and Health Act. Specifically, the citation cited us for multiple alleged violations and proposed that we pay an aggregate penalty of $0.2 million. In June 2018, we notified Iowa OSHA that we were contesting all of the alleged violations and proposed penalties. In June 2018, the Labor Commissioner of the Iowa Department of Labor subsequently filed a complaint with the State of Iowa Employment Appeal Board, petitioning the appeal board to affirm the citation and notification of penalty that Iowa OSHA issued to us. In July 2018, we then filed a response with the appeal board denying the substantive allegations of the complaint. A hearing date has been set for June 2019 and the matter remains pending.

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

Note 11. Concentration of Customers

Revenues from certain customers in excess of 10 percent of our total consolidated revenues are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
	(dollars in thousands)
GE	$81,699	32.0%	$98,962	39.0%	$244,534	33.1%	$297,550	42.4%
Vestas	73,584	28.9	72,366	28.6	226,153	30.6	181,215	25.8
Nordex Acciona	46,103	18.1	43,052	17.0	141,663	19.1	126,214	18.0
Siemens Gamesa	33,964	13.3	34,999	13.8	84,782	11.5	86,675	12.4
Other	19,626	7.7	4,119	1.6	42,435	5.7	10,041	1.4
Total	$254,976	100.0%	$253,498	100.0%	$739,567	100.0%	$701,695	100.0%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2018	2017
Customer	% of Total	% of Total
GE	9.5%	18.9%
Vestas	41.1%	52.4%
Nordex Acciona	34.6%	19.5%

Note 12. Segment Reporting

Our operating segments are defined geographically as the U.S., Asia, Mexico and EMEA. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of our segments operate in their local currency, however a portion of the

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

revenue attributable to our China and Mexico segments is derived in U.S. dollars because certain of our domestic subsidiaries are the contracting parties to the associated customer supply agreements.

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues by segment:
U.S.	$36,689	$47,725	$127,508	$143,307
Asia	70,227	102,953	225,828	261,733
Mexico	79,565	60,694	193,882	158,110
EMEA	68,495	42,126	192,349	138,545
Total revenues	$254,976	$253,498	$739,567	$701,695
Revenues by geographic location (1):
U.S.	$36,689	$47,725	$127,508	$143,307
China	70,227	102,953	225,828	261,733
Mexico	79,565	60,694	193,882	158,110
Turkey	68,495	42,126	192,349	138,545
Total revenues	$254,976	$253,498	$739,567	$701,695
Income (loss) from operations:
U.S. (2)	$(18,687)	$(7,474)	$(41,030)	$(21,148)
Asia	7,401	22,104	23,204	55,452
Mexico	5,447	4,883	9,932	8,917
EMEA	13,050	1,478	36,262	8,555
Total income from operations	$7,211	$20,991	$28,368	$51,776

	September 30,	December 31,
	2018	2017
	(in thousands)
Property, plant and equipment, net:
U.S.	$34,865	$24,575
Asia (China)	30,345	28,887
Mexico	63,269	39,756
EMEA (Turkey)	22,452	30,262
Total property, plant and equipment, net	$150,931	$123,480

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in our U.S. segment includes corporate general and administrative costs of $9.8 million and $9.3 million for the three months ended September 30, 2018 and 2017, respectively, and $31.9 million and $28.4 million for the nine months ended September 30, 2018 and 2017.

Note 13. Adjustments to Previously Reported Financial Statements from the Adoption of an Accounting Pronouncement

As discussed in Note 1, Summary of Operations and Significant Accounting Policies, Topic 606 and ASUs 2016-15 and 2016-18 were adopted by us as of January 1, 2018 with retrospective application to January 1, 2016 through December 31, 2017.

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

The primary effects of the adoption of Topic 606 on our condensed consolidated balance sheet include 1) amounts being recognized as revenue for work performed as production takes place over time as contract assets, which differs from the prior practice of including the balances in inventory; 2) no longer reporting inventory held for customer orders or deferred revenue since revenue is now being recognized over the course of the production process, and before the product is delivered to the customer; 3) that contract liabilities are reported for amounts collected from customers in advance of the production of products, similar to our prior practice of recording customer deposits; and 4) the cumulative amount of the effect to prior periods’ net income related to the adoption of Topic 606 through December 31, 2017 is reflected in retained earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Income Statement

(In thousands, except per share data)

	Three Months Ended
	September 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net sales	$243,354	$10,144	$253,498
Cost of sales	198,141	12,699	210,840
Startup and transition costs	12,352	—	12,352
Total cost of goods sold	210,493	12,699	223,192
Gross profit	32,861	(2,555)	30,306
General and administrative expenses	9,315	—	9,315
Income from operations	23,546	(2,555)	20,991
Other income (expense):
Interest income	48	—	48
Interest expense	(3,254)	—	(3,254)
Realized gain on foreign currency remeasurement	39	—	39
Miscellaneous income	390	—	390
Total other expense	(2,777)	—	(2,777)
Income before income taxes	20,769	(2,555)	18,214
Income tax benefit (provision)	(371)	3,894	3,523
Net income	$20,398	$1,339	$21,737

Weighted-average common shares outstanding:
Basic	33,891	33,891	33,891
Diluted	35,015	35,015	35,015

Net income per common share:
Basic	$0.60	$0.04	$0.64
Diluted	$0.58	$0.04	$0.62

The primary effects of the adoption of Topic 606 on our condensed consolidated income statement relate to amounts being recognized as revenue for work performed as production takes place over time, which differs from the prior practice of recognizing revenue when the product was delivered to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Income Statement

(In thousands, except per share data)

	Nine Months Ended
	September 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net sales	$683,142	$18,553	$701,695
Cost of sales	568,659	23,836	592,495
Startup and transition costs	29,051	—	29,051
Total cost of goods sold	597,710	23,836	621,546
Gross profit	85,432	(5,283)	80,149
General and administrative expenses	28,373	—	28,373
Income from operations	57,059	(5,283)	51,776
Other income (expense):
Interest income	78	—	78
Interest expense	(9,215)	—	(9,215)
Realized loss on foreign currency remeasurement	(2,575)	—	(2,575)
Miscellaneous income	968	—	968
Total other expense	(10,744)	—	(10,744)
Income before income taxes	46,315	(5,283)	41,032
Income tax provision	(8,514)	4,009	(4,505)
Net income	$37,801	$(1,274)	$36,527

Weighted-average common shares outstanding:
Basic	33,789	33,789	33,789
Diluted	34,748	34,748	34,748

Net income per common share:
Basic	$1.12	$(0.04)	$1.08
Diluted	$1.09	$(0.04)	$1.05

The primary effects of the adoption of Topic 606 on our condensed consolidated income statement relate to amounts being recognized as revenue for work performed as production takes place over time, which differs from the prior practice of recognizing revenue when the product was delivered to the customer.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended
	September 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net income	$20,398	$1,339	$21,737
Other comprehensive income:
Foreign currency translation adjustments	1,231	—	1,231
Comprehensive income	$21,629	$1,339	$22,968

	Nine Months Ended
	September 30, 2017
	As Reported	Adoption of Topic 606	As Adjusted
	(Unaudited)
Net income	$37,801	$(1,274)	$36,527
Other comprehensive income:
Foreign currency translation adjustments	2,808	—	2,808
Comprehensive income	$40,609	$(1,274)	$39,335

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

The adoption of Topic 606 increased our total stockholders’ equity in 2015 and 2016 by $61.2 million and $12.3 million, respectively and decreased our total stockholders’ equity in 2017 by $4.2 million.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30, 2017
	As Reported	Adoption of Topic 606	Adoption of ASU 2016-18	As Adjusted
	(Unaudited)
Cash flows from operating activities:
Net income	$37,801	$(1,274)	$—	$36,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,622	521	—	14,143
Share-based compensation expense	4,794	—	—	4,794
Amortization of debt issuance costs	430	—	—	430
Deferred income taxes	—	(2,613)	—	(2,613)
Changes in assets and liabilities:
Accounts receivable	(66,438)	—	—	(66,438)
Contract assets and liabilities	—	7,604	—	7,604
Inventories	(24,979)	24,644	—	(335)
Prepaid expenses and other current assets	881	—	—	881
Other noncurrent assets	3,067	(2,619)	(8,063)	(7,615)
Accounts payable and accrued expenses	47,498	585	—	48,083
Accrued warranty	8,238	(103)	—	8,135
Customer deposits	9,019	(9,019)	—	—
Deferred revenue	17,726	(17,726)	—	—
Other noncurrent liabilities	(136)	—	—	(136)
Net cash provided by operating activities	51,523	—	(8,063)	43,460
Cash flows from investing activities:
Purchase of property and equipment	(35,312)	—	—	(35,312)
Net cash used in investing activities	(35,312)	—	—	(35,312)
Cash flows from financing activities:
Repayments of term loan	(2,812)	—	—	(2,812)
Net proceeds from accounts receivable financing	8,196	—	—	8,196
Proceeds from working capital loans	6,620	—	—	6,620
Repayments of working capital loans	(11,258)	—	—	(11,258)
Net proceeds from other debt	4,556	—	—	4,556
Proceeds from exercise of stock options	988	—	—	988
Repurchase of common stock including shares withheld in lieu of income taxes	(1,264)	—	—	(1,264)
Restricted cash	(1,543)	—	1,543	—
Net cash provided by financing activities	3,483	—	1,543	5,026
Impact of foreign exchange rates on cash and cash equivalents	305	—	—	305
Net change in cash and cash equivalents	19,999	—	(6,520)	13,479
Cash, cash equivalents and restricted cash, beginning of year	119,066	—	10,797	129,863
Cash, cash equivalents and restricted cash, end of period	$139,065	$—	$4,277	$143,342

The primary effects of the adoption of Topic 606 on our condensed consolidated statement of cash flows include 1) the establishment of contract assets and liabilities; 2) the reduction of inventory and elimination of inventory held for customer orders; and 3) the elimination of deferred revenue. For more details on these items, see the disclosure related to the effect of the adoption of Topic 606 on our condensed consolidated balance sheet.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

As part of our adoption of Topic 606, we have elected to use the following practical expedients:

-

for completed contracts that have variable consideration, we have used the transaction price at the date on which the contract was completed, rather than estimating amounts for variable consideration in each comparative reporting period.

-

for modified contracts, we did not separately evaluate the effects of the contract modifications before the beginning of the earliest period presented. Instead, we reflected the aggregate effect of all of the modifications that occur before the beginning of the earliest period presented in determining the transaction price, identifying the satisfied and unsatisfied performance obligations, and allocating the transaction price to the performance obligations.

-

for all periods presented before the date of initial application, we did not disclose the amount of the transaction price allocated to remaining performance obligations, nor an explanation of when we expect to recognize that amount as revenue.

The impact of applying the above practical expedients may change the period of revenue recognition but not the total amount to be recognized under the contract; therefore, we believe that the application of the practical expedients is not material to the comparability of the information presented above and the accounting and financial reporting related to the adoption of Topic 606.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of November 7, 2018, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $4.3 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $6.3 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 95% and 96% of our total net sales for the three months ended September 30, 2018 and 2017, respectively, and 96% and 97% of our total net sales for the nine months ended September 30, 2018 and 2017, respectively. We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.

We divide our business operations into four geographic operating segments—the United States (U.S.), Asia, Mexico and Europe, the Middle East and Africa (EMEA) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used for the manufacture of wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our existing Rhode Island facility as well as at our Fall River, Massachusetts facility and at a second manufacturing facility in Newton, Iowa which commenced operations in the second quarter of 2018, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities and (6) our corporate headquarters, the costs of which are included in general and administrative expenses.

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

•

Our Mexico segment manufactures wind blades from our three facilities in Juárez, Mexico, the most recent of which commenced operations in January 2017. In April 2017, we entered into a new lease agreement with a third party for a new manufacturing facility in Matamoros, Mexico and we commenced operations at this facility in the third quarter of 2018. This segment also manufactures precision molding and assembly systems and performs wind blade inspection and repair services.

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

For the nine months ended September 30, 2018, we have incurred $53.5 million related to startup costs in our new plants in Turkey, Mexico and Iowa, the startup costs related to a new customer in Taicang, China and transition costs related to the 15 lines in transition.

These significant startup and transition costs along with the lost contribution margin on lower wind blade volumes during the transitions have had a negative impact on our profitability for the nine months ended September 30, 2018. We believe that these startups and wind blade model transitions provide a foundation for revenue growth in 2019 and beyond due to the increased number of manufacturing lines in production and the increased average selling price associated with these larger wind blade models. We also expect to continue to incur significant startup and transition costs in 2019, although less than in 2018, as we continue to expand our global manufacturing footprint.

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

The research and development expenses incurred at our Warren, Rhode Island and Fall River, Massachusetts locations as well as at our Kolding, Denmark advanced engineering center are included in general and administrative expenses. For the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017, these expenses totaled $0.2 million, $0.3 million, $0.6 million and $1.1 million, respectively. Research and development performed at our manufacturing facilities is included in cost of goods sold.

Other Income (Expense)

Other income (expense) consists primarily of interest expense on our debt borrowings and the amortization of deferred financing costs on such borrowings. Other income (expense) also includes realized gains and losses on foreign currency remeasurement, interest income, losses on extinguishment of debt and miscellaneous income and expense.

Income Tax Provision

Income tax provision consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the U.S., China, Mexico and Turkey. The composite income tax rate, tax provisions, deferred tax assets and liabilities vary according to the jurisdiction in which the income or loss arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

KEY FINANCIAL MEASURES

In addition to measures of financial performance presented in our consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts of energy capacity for wind blade sets invoiced, manufacturing lines dedicated to customers under long-term supply agreements, total manufacturing lines installed, manufacturing lines in startup and manufacturing lines in transition, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net sales	$254,976	$253,498	$739,567	$701,695
Total billings (1)	$240,699	$256,404	$701,755	$698,833
Net income	$9,532	$21,737	$14,127	$36,527
EBITDA (1)	$7,419	$26,847	$38,494	$64,312
Adjusted EBITDA (1)	$17,572	$27,851	$58,422	$71,681
Capital expenditures			$50,636	$35,312
Free cash flow (1)			$(33,441)	$8,148

	September 30,	December 31,
	2018	2017
	(in thousands)
Total debt, net of debt issuance costs	$132,784	$121,385
Net cash (debt) (1)	$(22,876)	$24,557

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net sales	$254,976	$253,498	$739,567	$701,695
Change in gross contract assets	(1,434)	2,895	(24,526)	(827)
Foreign exchange impact (1)	(12,843)	11	(13,286)	(2,035)
Total billings	$240,699	$256,404	$701,755	$698,833

Net income	$9,532	$21,737	$14,127	$36,527
Adjustments:
Depreciation and amortization	5,878	5,427	19,080	14,143
Interest expense (net of interest income)	2,278	3,206	8,247	9,137
Loss on extinguishment of debt	—	—	3,397	—
Income tax provison (benefit)	(10,269)	(3,523)	(6,357)	4,505
EBITDA	7,419	26,847	38,494	64,312
Share-based compensation expense	1,972	1,043	6,971	4,794
Realized loss (gain) on foreign currency remeasurement	8,181	(39)	12,957	2,575
Adjusted EBITDA	$17,572	$27,851	$58,422	$71,681

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$17,195	$43,460
Less capital expenditures	(50,636)	(35,312)
Free cash flow	$(33,441)	$8,148

Net cash (debt) is reconciled as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$110,838	$148,113
Less total debt, net of debt issuance costs	(132,784)	(121,385)
Less debt issuance costs	(930)	(2,171)
Net cash (debt)	$(22,876)	$24,557

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sets	589	739	1,734	2,067
Estimated megawatts	1,625	1,796	4,633	4,876
Dedicated manufacturing lines	51	48	51	48
Total manufacturing lines installed	39	38	39	41
Manufacturing lines in startup	5	10	13	12
Manufacturing lines in transition	6	—	15	—

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

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended September 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	September 30,
	2018		2017
	(dollars in thousands)
Net sales	$254,976	100.0%	$253,498	100.0%
Cost of sales	216,594	84.9	210,840	83.1
Startup and transition costs	21,415	8.4	12,352	4.9
Total cost of goods sold	238,009	93.3	223,192	88.0
Gross profit	16,967	6.7	30,306	12.0
General and administrative expenses	9,756	3.8	9,315	3.7
Income from operations	7,211	2.9	20,991	8.3
Other expense	(7,948)	(3.2)	(2,777)	(1.1)
Income (loss) before income taxes	(737)	(0.3)	18,214	7.2
Income tax benefit	10,269	4.0	3,523	1.4
Net income	$9,532	3.7%	$21,737	8.6%

Net sales for the three months ended September 30, 2018 increased by $1.5 million or 0.6% to $255.0 million compared to $253.5 million in the same period in 2017. Net sales of wind blades decreased by 1.3% to $234.9 million for the three months ended September 30, 2018 as compared to $238.1 million in the same period in 2017. The decrease was primarily driven by a 19.1% decrease in the number of wind blades produced during the three months ended September 30, 2018 compared to the same period in 2017 as a result of the increase in lines in transition, the lost volume from two contracts that expired at the end of 2017, a delayed customer startup and by foreign currency fluctuations. This was partially offset by higher average sales prices due to the mix of wind blade models produced during the three months ended September 30, 2018 compared to the same period in 2017. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2018 increased to $8.5 million from $5.5 million in the same period in 2017. This increase was primarily the result of our customers requiring more precision molding and assembly systems from our tooling facilities during the three months ended September 30, 2018 as compared to the same period in 2017 as a result of the blade transitions and startups during the 2018 period. Additionally, there was a $1.6 million increase in non-wind related net sales during the three months ended September 30, 2018 as compared to the same period in 2017. Total billings were $240.7 million for the three months ended September 30, 2018 compared to $256.4 million in the 2017 period. The impact of the fluctuating U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the three months ended September 30, 2018 was a net decrease of 1.1% and 1.2%, respectively, as compared to 2017.

Total cost of goods sold for the three months ended September 30, 2018 was $238.0 million and included $19.0 million related to startup costs in our new plants in Turkey, Mexico and Iowa, the startup costs related to a new customer in Taicang, China and $2.4 million of transition costs related to the six lines in transition during the quarter. This compares to total cost of goods sold for the three months ended September 30, 2017 of $223.2 million, including $12.4 million related to startup costs in our new plants in Turkey and Mexico and the startup of new wind blade models for certain of our customers in Turkey and Dafeng, China. Cost of goods sold as a percentage of net sales increased by five percentage points during the three months ended September 30, 2018 as compared to the same period in 2017, driven by the increase in startup and transition costs, partially offset by foreign currency fluctuations and the impact of savings in raw material costs. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 5.1% for three months ended September 30, 2018 as compared to 2017.

General and administrative expenses for the three months ended September 30, 2018 totaled $9.8 million as compared to $9.3 million for the same period in 2017. As a percentage of net sales, general and administrative expenses were 3.8% for the three months ended September 30, 2018, up from 3.7% in the same period in 2017.

Other expense totaled $7.9 million for the three months ended September 30, 2018 as compared to $2.8 million for the same period in 2017. The amount for the three months ended September 30, 2018 was primarily comprised of realized losses on foreign currency remeasurement of $8.2 million and  interest expense of $2.3 million, partially offset by miscellaneous income of $2.5 million. This compares to interest expense of $3.3 million, partially offset by miscellaneous income of $0.4 million in the three months ended September 30, 2017.

Income taxes reflected a benefit of $10.3 million (which is net of a tax provision of $0.6 million) for the three months ended September 30, 2018 as compared to a benefit of $3.5 million for the same period in 2017. The benefit was primarily due to the reversal of our valuation allowances related to our U.S. federal deferred tax assets in the 2018 period.

Net income for the three months ended September 30, 2018 was $9.5 million as compared to net income of $21.7 million in the same period in 2017. The decrease was primarily due to the reasons set forth above.  Diluted earnings per share was $0.26 for the three months ended September 30, 2018, compared to $0.62 for the three months ended September 30, 2017.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the three months ended September 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	September 30,
	2018	2017
Net Sales	(in thousands)
U.S.	$36,689	$47,725
Asia	70,227	102,953
Mexico	79,565	60,694
EMEA	68,495	42,126
Total net sales	$254,976	$253,498

	Three Months Ended
	September 30,
	2018	2017
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(18,687)	$(7,474)
Asia	7,401	22,104
Mexico	5,447	4,883
EMEA	13,050	1,478
Total income from operations	$7,211	$20,991
(1)

Includes the costs of our corporate headquarters and our advanced engineering center in Kolding, Denmark totaling $9.8 million and $9.3 million for the three months ended September 30, 2018 and 2017, respectively.

U.S. Segment

Net sales in the three months ended September 30, 2018 decreased to $36.7 million compared to $47.7 million in the same period in 2017. Net sales of wind blades decreased to $28.1 million during the three months ended September 30, 2018 as compared to $41.3 million in the same period of 2017. The decrease was primarily due to a 8.6% reduction in the number of wind blades produced in the three months ended September 30, 2018 as compared to the same period in 2017 and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customer. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2018 were $0.8 million compared to $0.5 million during the same period in 2017. Additionally, there was a $1.9 million increase in non-wind related net sales during the three months ended September 30, 2018 as compared to the same period in 2017.

The loss from operations for the three months ended September 30, 2018 was $18.7 million as compared to a loss of $7.5 million in the same period in 2017. These amounts include corporate general and administrative costs of $9.8 million and $9.3 million for the three months ended September 30, 2018 and 2017, respectively. The operating results were unfavorably impacted by start up costs related to our second Iowa facility and the lower wind blade volume discussed above, notwithstanding higher non-wind related net sales.

Asia Segment

Net sales in the three months ended September 30, 2018 decreased by $32.7 million or 31.8% to $70.2 million compared to $103.0 million in the same period in 2017. Net sales of wind blades were $61.1 million in the three months ended September 30, 2018 compared to $96.7 million in the same period of 2017. This decrease was primarily due to a 50.1% decrease in the number of wind blades produced in the three months ended September 30, 2018 as compared to the same period in 2017 primarily the result of lost volume from a contract that expired at the end of 2017 and the delayed startup of a new customer in 2018. This decrease was partially offset by a higher average sales prices due to the mix of wind blade models produced during the three months ended September 30, 2018 compared to the same period in 2017. Net sales from the manufacturing of precision molding and assembly systems totaled $7.6 million during the three months ended September 30, 2018 compared to $4.2 million during the same period in 2017. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 0.5% on net sales during the three months ended September 30, 2018 as compared to the same period in 2017.

Income from operations in the Asia segment for the three months ended September 30, 2018 was $7.4 million as compared to $22.1 million in the same period in 2017. This decrease was driven by lower wind blade volume discussed above and startup costs incurred at our Taicang plant for a new customer. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 5.0% on cost of goods sold for the three months ended September 30, 2018 as compared to the 2017 period.

Mexico Segment

Net sales in the three months ended September 30, 2018 increased by $18.9 million or 31.1% to $79.6 million compared to $60.7 million in the same period in 2017. The increase reflects a 9.1% net increase in overall wind blade volume driven by greater volume at our second and third Mexico plants, partially offset by a decrease in wind blade volume at our first Mexico plant. These increases were also impacted by an increase in the average sales prices of wind blades due to a change in the mix of wind blades between the two periods.

Income from operations in the Mexico segment for the three months ended September 30, 2018 was $5.4 million as compared to $4.9 million in the same period in 2017. The increase in income from operations was due to the overall increase in wind blade volume noted above as well as from savings in raw material costs and production efficiencies, partially offset by higher startup costs related to our new facility in Matamoros, Mexico. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.9% on cost of goods sold for the three months ended September 30, 2018 as compared to 2017.

EMEA Segment

Net sales during the three months ended September 30, 2018 increased by $26.4 million or 62.6% to $68.5 million compared to $42.1 million in the same period in 2017. The increase was driven by a 35.6% increase in wind blade volume at our first Turkey plant and a 44.0% increase in wind blade production in our second Turkey plant. Other items having a favorable impact on net sales include overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant and the mix of wind blades sold during the period.  The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 3.7% on net sales during the three months ended September 30, 2018 as compared to 2017.

Income from operations in the EMEA segment for the three months ended September 30, 2018 was $13.1 million as compared to $1.5 million in the same period in 2017. The increase was primarily driven by the increased wind blade production in our two Turkey plants, improved operating efficiency at both of our Turkey plants, savings in raw materials, lower startup costs and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 14.8% in the three months ended September 30, 2018 as compared to 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes certain information relating to our operating results and related percentage of net sales for the nine months ended September 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2018		2017
	(dollars in thousands)
Net sales	$739,567	100.0%	$701,695	100.0%
Cost of sales	625,817	84.6	592,495	84.5
Startup and transition costs	53,474	7.2	29,051	4.1
Total cost of goods sold	679,291	91.8	621,546	88.6
Gross profit	60,276	8.2	80,149	11.4
General and administrative expenses	31,908	4.3	28,373	4.0
Income from operations	28,368	3.9	51,776	7.4
Other expense	(20,598)	(2.8)	(10,744)	(1.5)
Income before income taxes	7,770	1.1	41,032	5.9
Income tax benefit (provision)	6,357	0.8	(4,505)	(0.7)
Net income	$14,127	1.9%	$36,527	5.2%

Net sales for the nine months ended September 30, 2018 increased by $37.9 million or 5.4% to $739.6 million compared to $701.7 million in the same period in 2017. Net sales of wind blades increased by 2.4% to $675.4 million for the nine months ended September 30, 2018 as compared to $659.5 million in the same period in 2017. The increase was primarily driven by higher average sales prices due to the mix of wind blade models produced during the nine months ended September 30, 2018 compared to the same period in 2017. This increase was partially offset by a 15.3% decrease in the number of wind blades produced during the nine months ended September 30, 2018 compared to the same period in 2017 due to the number of transitions during the period as well as the loss of volume from two contracts that expired at the end of 2017. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2018 increased to $31.6 million from $18.3 million in the same period in 2017. This increase was primarily the result of our customers requiring more precision molding and assembly systems from our tooling facilities during the nine months ended September 30, 2018 as compared to the same period in 2017 as a result of the blade transitions and startups during the first nine months of 2018. Additionally, there was a $8.6 million increase in non-wind related net sales during the nine months ended September 30, 2018 as compared to the same period in 2017. Total billings for the nine months ended September 30, 2018 increased by $2.9 million or 0.4% to $701.8 million compared to $698.8 million in the same period in 2017. The impact of the fluctuating U.S. dollar against the Euro at our Turkey operations and the Chinese Renminbi at our China operations on consolidated net sales and total billings for the nine months ended September 30, 2018 was a favorable increase of 0.9% and 1.0%, respectively, as compared to 2017.

Total cost of goods sold for the nine months ended September 30, 2018 was $679.3 million and included $41.4 million related to startup costs in our new plants in Turkey, Mexico and Iowa, the startup costs related to a new customer in Taicang, China and $12.1 million of transition costs related to the 15 lines in transition. This compares to total cost of goods sold for the nine months ended September 30, 2017 of $621.5 million, including $29.1 million related to startup costs in our new plants in Turkey and Mexico and the startup of new wind blade models for certain of our customers in Turkey and Dafeng, China. Cost of goods sold as a percentage of net sales increased by three percentage points during the nine months ended September 30, 2018 as compared to the same period in 2017, driven by the increase in startup and transition costs, partially offset by improved operating efficiencies and the impact of savings in raw material costs. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 0.9% for the nine months ended September 30, 2018 as compared to 2017.

General and administrative expenses for the nine months ended September 30, 2018 totaled $31.9 million as compared to $28.4 million for the same period in 2017. As a percentage of net sales, general and administrative expenses were 4.3% for the nine months ended September 30, 2018, up from 4.0% in the same period in 2017. The increase in expenses was primarily driven by additional costs incurred related to the implementation of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), costs related to our work related to the Sarbanes-Oxley Act, costs related to our advanced engineering center, increased personnel costs from filling our key global positions to support our growth and diversification strategy, additional depreciation expense related to our enhanced corporate infrastructure and increased share-based compensation expense.

Other expense totaled $20.6 million for the nine months ended September 30, 2018 as compared to $10.7 million for the same period in 2017. The amount for the nine months ended September 30, 2018 was primarily comprised of realized losses on foreign currency remeasurement of $13.0 million, interest expense of $8.4 million, and a loss on extinguishment of debt of $3.4 million, partially offset by miscellaneous income of $4.0 million. This compares to interest expense of $9.2 million and realized losses on foreign currency remeasurement of $2.6 million, partially offset by miscellaneous income of $1.0 million in the nine months ended September 30, 2017.

Income taxes reflected a benefit of $6.4 million (which is net of a tax provision of $4.5 million) for the nine months ended September 30, 2018 as compared to a provision of $4.5 million for the same period in 2017. The benefit was primarily due to the reversal of our valuation allowances related to our U.S. federal deferred tax assets in the 2018 period.

Net income for the nine months ended September 30, 2018 was $14.1 million as compared to $36.5 million in the same period in 2017. The decrease was primarily due to the reasons set forth above. Diluted earnings per share was $0.39 for the nine months ended September 30, 2018, compared to $1.05 for the nine months ended September 30, 2017.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the nine months ended September 30, 2018 and 2017 that has been derived from our unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2018	2017
Net Sales	(in thousands)
U.S.	$127,508	$143,307
Asia	225,828	261,733
Mexico	193,882	158,110
EMEA	192,349	138,545
Total net sales	$739,567	$701,695

	Nine Months Ended
	September 30,
	2018	2017
Income (loss) from Operations	(in thousands)
U.S. (1)	$(41,030)	$(21,148)
Asia	23,204	55,452
Mexico	9,932	8,917
EMEA	36,262	8,555
Total income from operations	$28,368	$51,776
(1)	Includes the costs of our corporate headquarters totaling $31.9 million and $28.4 million for the nine months ended September 30, 2018 and 2017, respectively.

U.S. Segment

Net sales in the nine months ended September 30, 2018 decreased by $15.8 million or 11.0% to $127.5 million compared to $143.3 million in the same period in 2017. Net sales of wind blades decreased to $100.7 million during the nine months ended September 30, 2018 from $125.8 million in the same period of 2017. The decrease was primarily due to a 6.6% reduction in the number of wind blades produced in the nine months ended September 30, 2018 as compared to the same period in 2017 and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customer. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2018 were $5.0 million compared to $5.4 million during the same period in 2017. Additionally, there was a $9.8 million increase in non-wind related net sales, primarily transportation sales, during the nine months ended September 30, 2018 as compared to 2017.

The loss from operations for the nine months ended September 30, 2018 was $41.0 million as compared to a loss of $21.1 million in the same period in 2017. These amounts include corporate general and administrative costs of $31.9 million for the nine months ended September 30, 2018 compared to $28.4 million for the nine months ended September 30, 2017. The increase in the corporate general and administrative costs was primarily driven by additional costs incurred related to the implementation of Topic 606, costs related to our work related to the Sarbanes-Oxley Act, increased personnel costs from filling our key global positions to support our growth and diversification strategy, costs related to our advanced engineering center, additional depreciation expense related to our enhanced corporate infrastructure and an increase in share-based compensation expense. The operating results were also unfavorably impacted by the start up costs related to our second Iowa facility and the lower wind blade volume discussed above.

Asia Segment

Net sales in the nine months ended September 30, 2018 decreased by $35.9 million or 13.7% to $225.8 million compared to $261.7 million in the same period in 2017. Net sales of wind blades were $196.5 million in the nine months ended September 30, 2018 as compared to $245.6 million in the same period of 2017. The decrease was primarily due to a 34.4% decrease in the number of wind blades produced during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the expiration of a contract at the end of 2017 and the delayed startup of a new customer in 2018. This decrease was partially offset by a higher average sales prices due to the mix of wind blade models produced during the nine months ended September 30, 2018 compared to the same period in 2017. Net sales from the manufacturing of precision molding and assembly systems totaled $25.5 million during the 2018 period compared to $11.2 million during the nine months ended September 30, 2017. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a favorable impact of 1.2% on net sales during the nine months ended September 30, 2018 as compared to the same period in 2017.

Income from operations in the Asia segment for the nine months ended September 30, 2018 was $23.2 million as compared to $55.5 million in the same period in 2017. This decrease was driven by the startup costs incurred at our Taicang Port plant for a new customer and lower wind blade volume discussed above. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 0.6% on cost of goods sold for the nine months ended September 30, 2018 as compared to the comparable 2017 period.

Mexico Segment

Net sales in the nine months ended September 30, 2018 increased by $35.8 million or 22.6% to $193.9 million compared to $158.1 million in the same period in 2017. The increase reflects an 9.5% net increase in overall wind blade volume driven by greater volume at our second and third Mexico plants, partially offset by a decrease in wind blade volume at our first Mexico plant. These increases were also impacted by an increase in the average sales prices of wind blades due to a change in the mix of wind blades between periods.

Income from operations in the Mexico segment for the nine months ended September 30, 2018 was $9.9 million as compared to $8.9 million in the same period in 2017. The increase was driven by the overall increase in wind blade volume noted above as well as from savings in raw material costs and production efficiencies, partially offset by higher startup costs related to our new facility in Matamoros, Mexico.

EMEA Segment

Net sales during the nine months ended September 30, 2018 increased by $53.8 million or 38.8% to $192.3 million compared to $138.5 million in the same period in 2017. The increase was driven by a 70.1% increase in wind blade production in our second Turkey plant, partially offset by a 30.6% decrease in wind blade volume at our first Turkey plant as a result of the December 31, 2017 conclusion of our supply agreement with GE. We accelerated production for GE in 2017 and completed 100% of GE volume by the end of June 2017 to enable us to accelerate the transition of those manufacturing lines to two new manufacturing lines for another customer in the second half of 2017. Other items having a favorable impact on net sales include overall higher average sales prices of wind blades delivered in the comparative periods due to the beginning of wind blade production in our second Turkey plant, the mix of wind blades sold during the period as well as the impact of the fluctuating U.S. dollar relative to the Euro of 2.2% as compared to 2017.

Income from operations in the EMEA segment for the nine months ended September 30, 2018 was $36.3 million as compared to $8.6 million in the same period in 2017. The increase was primarily driven by the wind blade production in our second Turkey plant, improved operating efficiency at our first Turkey plant and savings in raw materials. The fluctuation of the U.S. dollar relative to the Turkish Lira and Euro had a 4.8% favorable impact on cost of goods sold in nine months ended September 30, 2018 as compared to 2017.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, transition costs, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of our common stock. We had net repayments on financing arrangements of $3.6 million for the nine months ended September 30, 2018 as compared to net borrowings on financing arrangements of $5.3 million in the comparable period of 2017. As of September 30, 2018, we had $133.7 million in outstanding indebtedness, excluding debt issuance costs. As of September 30, 2018, as a result of the April 2018 refinancing of our prior senior secured credit facility, we had an aggregate of $75.5 million of remaining capacity and $43.9 million of availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity.

At September 30, 2018 and December 31, 2017, we had unrestricted cash, cash equivalents and short-term investments totaling $110.8 million and $148.1 million, respectively. The September 30, 2018 balance includes $40.2 million of cash located outside of the U.S., including $29.6 million in China, $8.6 million in Turkey and $2.0 million in Mexico. Our ability to repatriate funds from China to the U.S. is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such technology licenses and quarterly fees for corporate/administrative services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($11.6 million as of December 31, 2017) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2017, the amount of the surplus reserve fund was $5.6 million.

Operating Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net income	$14,127	$36,527
Depreciation and amortization	19,080	14,143
Share-based compensation expense	6,971	4,794
Loss on extinguishment of debt	3,397	—
Deferred income taxes	(10,898)	(2,613)
Other non-cash items	284	430
Changes in assets and liabilities	(15,766)	(9,821)
Net cash provided by operating activities	$17,195	$43,460

Net cash provided by operating activities totaled $17.2 million for the nine months ended September 30, 2018 and was primarily the result of $19.1 million of depreciation and amortization, $14.1 million of net income, $7.0 million of share-based compensation expense and a $3.4 million loss on the extinguishment of debt, partially offset by a net increase of $15.8 million in working capital and a $10.9 million increase in deferred income taxes. The key components of the net increase in working capital include a $13.5 million increase in contract assets and liabilities, a $4.5 million increase in other noncurrent assets, a $3.5 million increase in inventories, and a $2.5 million decrease in other noncurrent liabilities. These increases were partially offset by a $2.3 million increase in accrued warranty, a $2.1 million decrease in accounts receivable, a $2.0 million increase in accounts payable and accrued expenses and a $1.9 million decrease in prepaid expenses and other current assets. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

Net cash provided by operating activities totaled $43.5 million for the nine months ended September 30, 2017 and was primarily the result of $36.5 million of net income, $14.1 million of depreciation and amortization and $4.8 million of share-based compensation costs, partially offset by a net increase of $9.8 million in working capital and a $2.6 million increase in deferred income taxes. The key components of the net increase in working capital include a $66.4 million increase in accounts receivable and a $7.6 million increase in other noncurrent assets. These increases were partially offset by a $48.1 million increase in accounts payable and accrued expenses, a $8.1 million increase in accrued warranty and a $7.6 million decrease in contract assets and liabilities. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

Investing Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Purchase of property and equipment	$(50,636)	$(35,312)
Net cash used in investing activities	$(50,636)	$(35,312)

Net cash used in investing activities totaled $50.6 million and $35.3 million for the nine months ended September 30, 2018 and 2017, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities and costs to enhance our information technology systems. The capital expenditures for the nine months ended September 30, 2018 primarily related to the our new wind blade plant in Matamoros, Mexico, the expansion and improvements at our Taicang, China facility, our second wind blade plant in Turkey, our second facility in Newton, Iowa and costs to enhance our information technology systems. The capital expenditures for the nine months ended September 30, 2017 primarily related to our second and third wind blade plants in Mexico and our second wind blade plant in Turkey.

We anticipate fiscal year 2018 capital expenditures of between $85 million to $90 million. We estimate that the cost we will incur after September 30, 2018 to complete our current projects in process is approximately $10 million. We have used and will continue to use cash flows from operations, the proceeds received from our credit facilities and the issuance of our common stock for major projects currently being undertaken. These include new manufacturing facilities in Matamoros, Mexico; Newton, Iowa and Yangzhou, China; continued investment in our existing China, Mexico and Turkey wind blade facilities and costs to enhance our information technology systems.

Financing Cash Flows

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Proceeds from revolving loans	89,435	—
Repayments of term and revolving loans	(74,972)	(2,812)
Net proceeds from (repayments of) accounts receivable financing	(3,915)	8,196
Proceeds from working capital loans	—	6,620
Repayments of working capital loans	—	(11,258)
Net proceeds from (repayments of) other debt	(14,174)	4,556
Debt issuance costs	(281)	—
Proceeds from exercise of stock options	2,211	988
Repurchase of common stock including shares withheld in lieu of income taxes	(2,859)	(1,264)
Net cash provided by (used in) financing activities	$(4,555)	$5,026

The net cash used in financing activities totaled $4.6 million for the nine months ended September 30, 2018 compared to $5.0 million of net cash provided by financing activities in the comparable period of 2017. Net cash used in financing activities for the nine months ended September 30, 2018 primarily reflects the repayments of term and revolving loans, the net repayments of accounts receivable financing and other growth-related debt and the repurchase of common stock, mostly offset by the proceeds from revolving loans as well as the proceeds from the exercise of stock options.  Net cash provided by financing activities for the nine months ended September 30, 2017 primarily reflects the net proceeds from accounts receivable financing, the proceeds from working capital loans and the net proceeds from other growth-related debt, partially offset by repayments of working capital loans and term loans.

Share Repurchases

During the nine months ended September 30, 2018, we repurchased 100,891 shares of our common stock for $2.9 million related to tax withholding requirements on restricted stock units which vested during the period.

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

In April 2018, we entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. On the closing date we drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under the Restated Credit Facility, various fees and expenses and accrued interest. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023.

In connection with the Credit Agreement, we expensed $2.0 million of deferred financing costs associated with the Restated Credit Facility and a $1.4 million prepayment penalty within the caption “Loss on extinguishment of debt” in the accompanying condensed consolidated statements of operations. In addition, we incurred debt issuance costs related to the Credit Agreement totaling $1.0 million which will be amortized to interest expense over the five-year term of the Credit Agreement using the effective interest method.

Interest accrues at a variable rate equal to LIBOR plus an initial margin of 1.5% (3.7% as of September 30, 2018), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date as long as we are not in default under the Credit Agreement. We may prepay borrowing under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.19% for a period of five years.

In August 2018, we borrowed an additional $15.0 million under the Credit Agreement in order to provide an intercompany loan to one of our EMEA subsidiaries. See Note 1, Summary of Operations and Significant Accounting Issues – Financial Instruments to our condensed consolidated financial statements. As of September 30, 2018, there was $90.4 million outstanding under the Credit Agreement. In October 2018, the intercompany loan was repaid.

Accounts Receivable, Secured and Unsecured Financing:

EMEA: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro, or approximately $24.4 million as of September 30, 2018, of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues annually at a fixed rate of 9.1% as of September 30, 2018 and is paid quarterly. In December 2014, and later amended, we obtained an additional $5.0 million of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. As of September 30, 2018 there were no amounts outstanding under either the accounts receivable or unsecured financing facilities.  As of December 31, 2017 there was $6.8 million of accounts receivable financing and no unsecured financing outstanding. During the fourth quarter of 2018, we replaced the accounts receivable financing facility with the accounts receivable assignment agreement discussed below.

In December 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month Euro Interbank Offered Rate (EURIBOR) plus 6.5%. During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was decreased to $0.6 million. No amounts were outstanding under this agreement as of September 30, 2018 or December 31, 2017.

In March 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 31.0 million Euro (approximately $36.0 million as of September 30, 2018) of short-term financing of which 15.0 million Euro (approximately $17.4 million as of September 30, 2018) is collateralized financing based on invoiced accounts receivables of two of the EMEA segment’s customers, 15.0 million Euro (approximately $17.4 million as of September 30, 2018) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.2 million as of September 30, 2018) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivables of two of its customers accrues at a fixed rate of 10.0% as of September 30, 2018 and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR, plus 6.75% (6.75% as of September 30, 2018) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually, with an amended final maturity date of December 2018. As of September 30, 2018 and December 31, 2017, there was $13.4 million and $16.9 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of September 30, 2018 and December 31, 2017, there was $10.2 million and $7.3 million outstanding under the collateralized financing based on invoiced accounts receivables, respectively.

Asia: In February 2017, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 210.0 million Renminbi (approximately $30.5 million as of September 30, 2018) which can be used for the purpose of domestic and foreign currency loans, issuing customs letters of guarantee or other transactions approved by the lender.  Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (extended to January 2019). As of September 30, 2018 and December 31, 2017, there were 42.2 million Renminbi (approximately $6.1 million as of September 30, 2018) and 127.0 million Renminbi (approximately $19.5 million as of December 31, 2017) of letters of guarantee used for customs clearance outstanding, respectively.

In March 2018, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $14.5 million as of September 30, 2018) of which 70.0 million Renminbi (approximately $10.2 million as of September 30, 2018) can be used as customs letters of guarantee and 30.0 million Renminbi (approximately $4.3 million as of September 30, 2018 can be used for working capital. Interest on the credit line accrues at the LIBOR rate plus an applicable margin and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023). As of September 30, 2018, there were no amounts outstanding under this credit agreement.

Equipment Leases and Other Arrangements: We have entered into certain capital lease, sale-leaseback and equipment financing arrangements in the U.S., Mexico and EMEA for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of September 30, 2018 and December 31, 2017, there was an aggregate total of $19.7 million and $18.5 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of September 30, 2018, we leased a total of approximately 5.3 million square feet in Dafeng, China; Taicang City, China; Yangzhou, China; Izmir, Turkey; Kolding, Denmark; Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Warren, Rhode Island; Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $23 million for the full year 2018.

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

In 2014, our Mexico segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Mexico segment’s customers at a discount calculated based on LIBOR plus 2.75%. As these receivables are purchased by the financial institution, they are removed from the Mexico segment’s balance sheet. For the three and nine months ended September 30, 2018, $35.0 million and $69.4 million of receivables were sold to the financial institution, respectively.

In September 2018, our U.S. and Mexico segments entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our Iowa and Mexico segment’s customers at a discount calculated based on LIBOR plus 0.55%. As these receivables are purchased by the financial institution, they are removed from the Iowa and Mexico segment’s balance sheets.  During the three months ended September 30, 2018, $27.0 million of receivables were sold to the financial institution.

In the fourth quarter of 2018, our EMEA segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse basis, up to 15.0 million Euro (approximately $17.4 million as of September 30, 2018) of the accounts receivable amounts related to one of our EMEA segment’s customers at a discount calculated based on EURIBOR plus 2.65%.  As these receivables are purchased by the financial institution, they will be removed from the EMEA segment’s balance sheet.

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

Contractual Obligations

During the nine months ended September 30, 2018, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico and Turkey. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $5.0 million and $6.0 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Resin and resin systems are the only commodities for which we do not have fixed pricing. Approximately 30% of the resin and resin systems we use is purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $5.5 million and $9.9 million for the nine months ended September 30, 2018 and 2017, respectively. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of September 30, 2018, our EMEA segment has one general credit agreement with a Turkish financial institution outstanding which is tied to EURIBOR. This agreement contains collateralized financing of capital expenditures. As of September 30, 2018, there was $13.4 million of collateralized financing of capital expenditures outstanding. In addition, as of September 30, 2018, our Credit Agreement includes interest on the unhedged principal amount of $15.4 million which is tied to LIBOR. The one EMEA general credit agreement and our Credit Agreement noted above are the only variable rate debt that we had outstanding as of September 30, 2018 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2018, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2018 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

As a result of the adoption of Topic 606, we have re-evaluated and established new internal controls related to revenue recognition. We are also currently updating our enterprise risk planning systems to accommodate Topic 606 and will continue to evaluate such internal controls.

Except as noted above, there have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2018, Iowa OSHA, a division of the Iowa Department of Labor, issued a citation and notification of penalty to us alleging that certain of our workplace practices and conditions at our Newton, Iowa wind blade manufacturing facility had violated the Iowa Occupational Safety and Health Act. Specifically, the citation cited us for multiple alleged violations and proposed that we pay an aggregate penalty of $0.2 million. In June 2018, we notified Iowa OSHA that we were contesting all of the alleged violations and proposed penalties. In June 2018, the Labor Commissioner of the Iowa Department of Labor subsequently filed a complaint with the State of Iowa Employment Appeal Board, petitioning the appeal board to affirm the citation and notification of penalty that Iowa OSHA issued to us. In July 2018, we then filed a response with the appeal board denying the substantive allegations of the complaint. A hearing date has been set for June 2019 and the matter remains pending.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K, which could materially affect our business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended September 30, 2018 from certain employees who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July (July 1, 2018 - July 31, 2018)	73,212	$29.71	—	—
August (August 1, 2018 - August 31, 2018)	14,382	28.80	—	—
September (September 1, 2018 - September 30, 2018)	—	—	—	—
Total	87,594	$29.56	—	—

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

TPI COMPOSITES, INC.

Date: November 7, 2018	By:	/s/ William E. Siwek
William E. Siwek
Chief Financial Officer
(Principal Financial and Accounting Officer)