Form 10-Q
period 2019-06-30
TPI COMPOSITES, INC
filed 2019-08-07
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, there were 35,153,706 shares of common stock outstanding.

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

•	changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy;
•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	our ability to effectively manage our growth strategy and future expenses, including our startup and transition costs;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products;
•	our ability to successfully expand in our existing wind energy markets and into new international wind energy markets;
•	our ability to successfully open new manufacturing facilities and expand existing facilities on time and on budget;
•	the impact of the accelerated pace of new product and wind blade model introductions on our business and our results of operations;
•	our ability to successfully expand our transportation business and execute upon our strategy of entering new markets outside of wind energy;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to maintain good working relationships with our employees, and avoid labor disruptions, strikes and other disputes with labor unions that represent certain of our employees;
•	our ability to procure adequate supplies of raw materials and components to fulfill our wind blade volume commitments to our customers; and
•	the potential impact of one or more of our customers becoming bankrupt or insolvent, or experiencing other financial problems.

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 5, 2019 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,664	$85,346
Restricted cash	2,122	3,555
Accounts receivable	154,191	176,815
Contract assets	157,315	116,708
Prepaid expenses	15,832	9,219
Other current assets	30,908	16,819
Inventories	9,738	5,735
Total current assets	428,770	414,197
Property, plant, and equipment, net	181,416	159,423
Operating lease right of use assets	130,512	—
Other noncurrent assets	47,262	31,235
Total assets	$787,960	$604,855

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$239,909	$199,078
Accrued warranty	42,834	36,765
Current maturities of long-term debt	33,780	27,058
Current operating lease liabilities	17,362	—
Contract liabilities	2,596	7,143
Total current liabilities	336,481	270,044
Long-term debt, net of debt issuance costs and current maturities	115,157	110,565
Noncurrent operating lease liabilities	119,273	—
Other noncurrent liabilities	5,017	3,289
Total liabilities	575,928	383,898
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 35,141 shares issued and 35,056 shares outstanding at June 30, 2019 and 100,000 shares authorized, 34,745 shares issued and 34,678 shares outstanding at December 31, 2018	351	347
Paid-in capital	319,428	311,771
Accumulated other comprehensive loss	(20,143)	(14,392)
Accumulated deficit	(85,257)	(74,981)
Treasury stock, at cost, 85 shares at June 30, 2019 and 67 shares at December 31, 2018	(2,347)	(1,788)
Total stockholders’ equity	212,032	220,957
Total liabilities and stockholders’ equity	$787,960	$604,855

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Net sales	$330,771	$230,610	$630,551	$484,591
Cost of sales	285,319	198,235	568,357	409,223
Startup and transition costs	22,901	17,324	41,079	32,059
Total cost of goods sold	308,220	215,559	609,436	441,282
Gross profit	22,551	15,051	21,115	43,309
General and administrative expenses	9,208	10,989	17,193	22,152
Realized loss on sale of assets	4,972	—	7,207	—
Restructuring charges	3,874	—	3,874	—
Income (loss) from operations	4,497	4,062	(7,159)	21,157
Other income (expense):
Interest income	31	43	82	84
Interest expense	(2,274)	(2,715)	(4,273)	(6,053)
Loss on extinguishment of debt	—	(3,397)	—	(3,397)
Realized loss on foreign currency remeasurement	(967)	(765)	(4,769)	(4,776)
Miscellaneous income	1,016	674	1,718	1,492
Total other expense	(2,194)	(6,160)	(7,242)	(12,650)
Income (loss) before income taxes	2,303	(2,098)	(14,401)	8,507
Income tax (provision) benefit	(475)	(1,955)	4,125	(3,912)
Net income (loss)	$1,828	$(4,053)	$(10,276)	$4,595

Weighted-average common shares outstanding:
Basic	35,033	34,164	34,970	34,107
Diluted	36,369	34,164	34,970	35,766

Net income (loss) per common share:
Basic	$0.05	$(0.12)	$(0.29)	$0.13
Diluted	$0.05	$(0.12)	$(0.29)	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income (loss)	$1,828	$(4,053)	$(10,276)	$4,595
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,203)	(8,177)	(2,870)	(6,287)
Unrealized gain (loss) on hedging derivatives, net of taxes of $284, $0, $765 and $0, respectively	(1,071)	192	(2,881)	192
Comprehensive loss	$(3,446)	$(12,038)	$(16,027)	$(1,500)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity

Balance at December 31, 2018	34,745	$347	$311,771	$(14,392)	$(74,981)	$(1,788)	$220,957
Net loss	—	—	—	—	(12,104)	—	(12,104)
Share-based compensation expense	—	—	821	—	—	—	821
Issuances under share-based compensation plan	355	4	4,635	—	—	—	4,639
Common stock repurchased for treasury	—	—	—	—	—	(559)	(559)
Other comprehensive loss	—	—	—	(477)	—	—	(477)
Balance at March 31, 2019	35,100	351	317,227	(14,869)	(87,085)	(2,347)	213,277
Net income	—	—	—	—	1,828	—	1,828
Share-based compensation expense	—	—	2,057	—	—	—	2,057
Issuances under share-based compensation plan	41	—	144	—	—	—	144
Other comprehensive loss	—	—	—	(5,274)	—	—	(5,274)
Balance at June 30, 2019	35,141	$351	$319,428	$(20,143)	$(85,257)	$(2,347)	$212,032

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(10,276)	$4,595
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,784	13,202
Loss on sale of assets	7,207	—
Restructuring charges	3,874	—
Share-based compensation expense	2,922	4,999
Loss on extinguishment of debt	—	3,397
Amortization of debt issuance costs	103	260
Changes in assets and liabilities:
Accounts receivable	17,936	2,098
Contract assets and liabilities	(46,721)	(26,695)
Operating lease right of use assets and operating lease liabilities	6,123	—
Inventories	(4,102)	(1,481)
Prepaid expenses	(6,773)	(440)
Other current assets	(14,401)	1,324
Other noncurrent assets	(18,419)	(4,047)
Accounts payable and accrued expenses	35,341	1,940
Accrued warranty	6,069	3,560
Other noncurrent liabilities	1,815	(177)
Net cash provided by (used in) operating activities	(1,518)	2,535
Cash flows from investing activities:
Purchases of property, plant and equipment	(37,739)	(42,310)
Net cash used in investing activities	(37,739)	(42,310)
Cash flows from financing activities:
Proceeds from revolving and term loans	6,000	74,435
Repayments of revolving and term loans	—	(74,972)
Net proceeds from accounts receivable financing	5,062	11,924
Proceeds from working capital loans	2,909	—
Principal repayments of finance leases	(5,471)	—
Net repayments of other debt	(2,211)	(5,449)
Debt issuance costs	—	(281)
Proceeds from exercise of stock options	4,716	1,307
Repurchase of common stock including shares withheld in lieu of income taxes	(559)	(272)
Net cash provided by financing activities	10,446	6,692
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	696	(453)
Net change in cash, cash equivalents and restricted cash	(28,115)	(33,536)
Cash, cash equivalents and restricted cash, beginning of year	89,376	152,437
Cash, cash equivalents and restricted cash, end of period	$61,261	$118,901

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,236	$5,607
Cash paid for income taxes, net	9,699	2,425
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	6,690	3,670

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

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that will be built in Chennai, India and we expect to commence operations at this facility in the first half of 2020.

The accompanying condensed consolidated financial statements include the accounts of TPI Composites, Inc. and all of our majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2019, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full years.

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

We elected the package of practical expedients, which allowed us to retain conclusions related to lease identification and classification under legacy GAAP. The new standard also provided practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. Accordingly, for those leases that qualified, we did not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.

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

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on manufacturing services contracts.  The contract assets are transferred to accounts receivable when the rights become unconditional, which generally occurs when customers are invoiced upon the determination that a product conforms to the contract specifications and invoices are due based on each customer’s negotiated payment terms, which range from 15 to 90 days.  We apply the practical expedient that allows us to exclude payment terms under one year from the transfer of a promised good or service from consideration of a significant financing component in its contracts. With regards to the production of precision molding and assembly systems, our contracts generally call for progress payments to be made in advance of production. Generally, payment is made at certain percentage of completion milestones with the final payment due upon delivery to the manufacturing facility. These progress payments are recorded within contract liabilities as current liabilities in the condensed consolidated balance sheets and are reduced as we record revenue over time. We evaluate indications that a customer may not be able to meet the obligations under our long-term supply agreements to determine if an account receivable or contract asset may be impaired.

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

Warranty accrual at June 30 consisted of the following:

2019
(in thousands)
Warranty accrual at beginning of year	$36,765
Accrual during the period	10,273
Cost of warranty services provided during the period	(2,445)
Reversal of reserves upon warranty expiration	(1,759)
Warranty accrual at end of period	$42,834

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use assets, current operating lease liabilities, and noncurrent operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt, net of debt issuance costs and current maturities in the condensed consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Variable payments are not included in ROU assets or lease liabilities and can vary from period to period based on asset usage or our proportionate share of common costs. The implicit rate within our leases is generally not determinable and, therefore, the incremental borrowing rate at lease commencement is utilized to determine the present value of lease payments. We estimate our incremental borrowing rate based on third-party lender quotes to obtain secured debt in a like currency for a similar asset over a timeframe similar to the term of the lease. The ROU asset also includes any lease prepayments made and any initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected not to recognize ROU assets or lease liabilities for leases with a term of 12 months or less.

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient to account for these components as a single lease component for all classes of underlying assets.

Restructuring Charges

Our restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and employee relocation costs. Liabilities for costs associated with a restructuring activity are measured at fair value and

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

are recognized when the liability is incurred, except for one-time termination benefits. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted-average shares outstanding	35,033	34,164	34,970	34,107
Effect of dilutive awards	1,336	—	—	1,659
Diluted weighted-average shares outstanding	36,369	34,164	34,970	35,766

Share-based compensation awards of 19,000 shares and 97,000 shares were excluded from the computation of diluted net income per share for the three months ended June 30, 2019 and the six months ended June 30, 2018, respectively, because the effect would be anti-dilutive. Further, we had 1,455,000 and 1,851,000 potentially dilutive shares outstanding for the six months ended June 30, 2019 and the three months ended June 30, 2018, respectively, that were not included in the diluted net loss per share calculation because their effect would be anti-dilutive. In addition, certain performance-based restricted stock units have been excluded from the computation of diluted shares outstanding for all periods presented as the performance conditions had not yet been met.

Financial Instruments

Interest Rate Swap

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with our credit agreement (the Credit Agreement) that we entered into in April 2018. We do not use such swap contracts for speculative or trading purposes.

To offset the variability of future interest payments on the Credit Agreement arising from changes in the London Interbank Offered Rate (LIBOR), in April 2018, we entered into an interest rate swap agreement with a financial institution for a notional amount of $75.0 million with an expiration date of April 2023. This interest rate swap effectively hedges $75.0 million of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instrument qualified for accounting as a cash flow hedge in accordance with FASB Accounting Standard Codification (ASC) Topic 815, Derivatives and Hedging, and we designated it as such.

The settlement value of the interest rate swap is $2.9 million as of June 30, 2019 and is included in other noncurrent liabilities in the condensed consolidated balance sheet.  The unrealized loss on the swap of $2.3 million, net of tax, is included in the condensed consolidated statement of other comprehensive income (loss). The settlement value of the interest rate swap was $0.8 million as of December 31, 2018 and was included in other noncurrent assets in the condensed consolidated balance sheet.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash

We provide for cash deposits for letters of guarantee used for customs clearance related to our China locations which are reported as restricted cash in our condensed consolidated balance sheets. We also maintain a long-term deposit in interest bearing accounts, related to fully cash-collateralized letters of credit in connection with an equipment lessor in Iowa which is reported within other noncurrent assets in our condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets which total the same such amounts in the condensed consolidated statements of cash flows:

	June 30,	December 31,	June 30,	December 31,
	2019	2018	2018	2017
	(in thousands)
Cash and cash equivalents	$58,664	$85,346	$113,995	$148,113
Restricted cash	2,122	3,555	4,431	3,849
Restricted cash included within other noncurrent assets	475	475	475	475
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$61,261	$89,376	$118,901	$152,437

Other Current Assets

Other current assets primarily include refundable value-added taxes and deposits. As of June 30, 2019, we had $25.7 million of refundable value-added taxes and $5.1 million of deposits.  As of December 31, 2018, we had $11.2 million of refundable value-added taxes and $5.6 million of deposits.

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

Note 2. Revenue From Contracts with Customers

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended June 30, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$26,580	$78,413	$87,792	$108,979	$301,764
Precision molding and assembly systems sales	1,222	5,726	5,971	—	12,919
Transportation sales	6,440	—	—	—	6,440
Other sales	5,616	560	1,599	1,873	9,648
Total net sales	$39,858	$84,699	$95,362	$110,852	$330,771

	Three Months Ended June 30, 2018
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$33,696	$67,180	$55,595	$49,882	$206,353
Precision molding and assembly systems sales	2,359	9,729	214	—	12,302
Transportation sales	7,459	—	—	—	7,459
Other sales	1,181	1,022	544	1,749	4,496
Total net sales	$44,695	$77,931	$56,353	$51,631	$230,610

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$58,471	$140,541	$166,830	$212,872	$578,714
Precision molding and assembly systems sales	1,366	11,941	10,820	—	24,127
Transportation sales	12,656	—	—	—	12,656
Other sales	8,993	935	2,377	2,749	15,054
Total net sales	$81,486	$153,417	$180,027	$215,621	$630,551

	Six Months Ended June 30, 2018
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$72,641	$135,351	$111,638	$120,903	$440,533
Precision molding and assembly systems sales	4,222	17,908	978	—	23,108
Transportation sales	11,512	—	—	—	11,512
Other sales	2,444	2,342	1,701	2,951	9,438
Total net sales	$90,819	$155,601	$114,317	$123,854	$484,591

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

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2019	2018	$ Change
	(in thousands)
Gross contract assets	$171,315	$127,568	$43,747
Less: reclassification from contract liabilities	(14,000)	(10,860)	(3,140)
Contract assets	$157,315	$116,708	$40,607

	June 30,	December 31,
	2019	2018	$ Change
	(in thousands)
Gross contract liabilities	$16,596	$18,003	$(1,407)
Less: reclassification to contract assets	(14,000)	(10,860)	(3,140)
Contract liabilities	$2,596	$7,143	$(4,547)

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Contracts assets increased by $40.6 million from December 31, 2018 to June 30, 2019 due to incremental unbilled production during the six months ended June 30, 2019. Contracts liabilities decreased by $4.5 million from December 31, 2018 to June 30, 2019 due to the amounts billed to customers exceeding the revenue earned related to precision molding and assembly systems and wind blades being produced in the six months ended June 30, 2019.

The time it takes to produce a single blade is typically between 5 to 7 days. The time it takes to produce a mold is typically between 3 to 6 months.

For the three months ended June 30, 2019, we recognized no revenue, and for the six months ended June 30, 2019 we recognized $7.1 million of revenue, that was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the estimated transaction price of firm orders for which work has not been performed and excludes any unexercised contract options.

As of June 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $4.9 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows: 16 percent in the remainder of 2019, 31 percent in 2020, 25 percent in 2021, 16 percent in 2022 and the remaining 12 percent in 2023.

For the three and six months ended June 30, 2019, net revenue recognized from our performance obligations satisfied in previous periods increased by $2.2 million and decreased by $12.5 million, respectively, as compared to an increase of $0.9 million and a decrease of $4.0 million, respectively, in the same periods of 2018. The current year decrease primarily related to changes in certain of our estimated total contract values and related percentage of completion estimates.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract.  We factor these costs into our estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of June 30, 2019, the cost and accumulated amortization of such assets totaled $7.1 million and $2.4 million, respectively. As of December 31, 2018, the cost and accumulated amortization of such assets totaled $5.6 million and $2.1 million, respectively. These amounts are included in other noncurrent assets in the condensed consolidated balance sheets and in cost of goods sold within the condensed consolidated statements of operations.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers and consequently, our production levels are dependent on these customers’ orders. See Note 12, Concentration of Customers. In April 2019, one of our customers, Senvion GmbH (Senvion), entered into a provisional self-administration procedure as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany. As a result of this event, we reevaluated the outstanding accounts receivables due from Senvion, the revenue recognized under our contract with Senvion, as well as the property, plant and equipment at our Taicang Port, China facility where we manufactured blades for Senvion. As a result of that reevaluation, we revised our estimate of consideration to be received under the contract, which reduced the revenues recorded in the six months ended June 30, 2019 by $6.7 million. We also revised the useful life of property, plant and equipment which was being used to fulfill the Senvion contract and which does not have an alternative use. The revision of the useful life for these assets resulted in the acceleration of $1.9 million of depreciation expense which was recorded in cost of goods sold in the condensed consolidated statement of operations for the six months ended June 30, 2019. Based upon the information known as of June 30, 2019, on that date we maintained outstanding accounts receivable due from Senvion totaling $10.7 million. These amounts, which we believe are realizable based on the facts known to us as of June 30, 2019, relate to completed blades we have delivered or expect to deliver.  See Note 14, Subsequent Event.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike demanding an increase in their hourly wage rate and the payment of an annual bonus, even though our collective bargaining agreement does not provide for such incentives. During this work stoppage, production was halted at our Matamoros manufacturing facility from February 15, 2019 until March 2, 2019. Although we ultimately resolved the matter in early March 2019, this disruption, along with the loss of nearly 50% of the workforce in Matamoros because of actions taken during the strike and a resulting slower than planned start up in 2018, had a significant impact on production during the first quarter of 2019. Given the heavy demand for wind blades in the U.S. market in 2019, our liquidated damages provisions with our customers are quite stringent.  As a result, in addition to the impact of the lost production, we have reduced the total consideration expected to be received under a customer contract for the estimated liquidated damages expected to be incurred, in accordance with the terms of the agreement based on missed production commitments, in the three and six months ended June 30, 2019 by $6.2 million and $10.0 million, respectively.

We have experienced construction and startup delays with respect to our new manufacturing facility in Yangzhou, China.  These delays resulted in us incurring estimated liquidated damages of $4.1 million during the three months ended June 30, 2019.  We expect these delays may result in us incurring additional liquidated damages during the balance of 2019 and will adversely impact our results of operations for the balance of 2019.

We also have experienced extended startup delays and challenges with respect to our Newton, Iowa transportation facility, which had an adverse impact on our results of operations for the six months ended June 30, 2019.  We expect that these delays and challenges also will have an adverse impact on our results of operations for the balance of 2019.

We maintain our U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2019 and 2018. At June 30, 2019 and December 31, 2018, we had $40.2 million and $53.7 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At June 30, 2019, this included $10.0 million in China, $4.8 million in Turkey, $2.7 million in Mexico, $0.7 million in Denmark and $0.3 million in India. We have not experienced losses in these accounts. In addition, at June 30, 2019, we had short-term deposits in interest bearing accounts of $2.1 million in China, which are reported as restricted cash in our condensed consolidated balance sheets. At June 30, 2019, we also had long-term deposits in interest bearing accounts of $0.5 million in Iowa which are reported as restricted cash within the caption other noncurrent assets in our condensed consolidated balance sheets.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Trade accounts receivable	$149,740	$172,667
Other accounts receivable	4,451	4,148
Total accounts receivable	$154,191	$176,815

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Machinery and equipment	$129,432	$119,737
Buildings	14,927	15,080
Leasehold improvements	41,443	38,747
Office equipment and software	27,501	26,363
Furniture	21,748	19,579
Vehicles	314	287
Construction in progress	33,202	17,390
Total property, plant and equipment, gross	268,567	237,183
Accumulated depreciation	(87,151)	(77,760)
Property, plant and equipment, net	$181,416	$159,423

Total depreciation expense for the three months ended June 30, 2019 and 2018 was $6.1 million and $6.0 million, respectively, and $16.6 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, the cost and accumulated amortization of assets under finance leases were $45.1 million and $14.6 million, respectively.

Note 6. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	June 30,	December 31,
	2019	2018
	(in thousands)
Senior revolving loan—U.S.	$96,414	$90,414
Accounts receivable financing—EMEAI	19,586	14,524
Equipment financing—EMEAI	10,044	12,197
Working capital loans—Asia	2,909	—
Equipment finance lease—U.S.	316	111
Equipment finance lease—EMEAI	6,957	6,738
Equipment finance lease—Mexico	13,486	14,517
Total debt - principal	149,712	138,501
Less: Debt issuance costs	(775)	(878)
Total debt, net of debt issuance costs	148,937	137,623
Less: Current maturities of long-term debt	(33,780)	(27,058)
Long-term debt, net of debt issuance costs and current maturities	$115,157	$110,565

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

During the six months ended June 30, 2019, we issued to certain employees and non-employee directors an aggregate of 196,418 timed-based RSUs, 116,898 PSUs that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2019 through December 31, 2021, and 165,071 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2021. All of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of the 2015 Plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$171	$543	$348	$955
General and administrative expenses	1,766	2,068	2,574	4,044
Total share-based compensation expense	$1,937	$2,611	$2,922	$4,999

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
RSUs	$1,009	$1,165	$1,931	$2,483
Stock options	294	1,041	730	2,031
PSUs	634	405	261	485
Total share-based compensation expense	$1,937	$2,611	$2,922	$4,999

As of June 30, 2019, the unamortized cost of the outstanding RSUs and PSUs was $6.5 million and $6.2 million, respectively, which we expect to recognize in the condensed consolidated financial statements over weighted-average periods of approximately 2.1 years and 2.5 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $2.0 million, which we expect to recognize in the condensed consolidated financial statements over a weighted-average period of approximately 1.7 years. Share-based compensation expense for the six months ended June 30, 2019 includes a reversal of expense related to the probability that certain PSUs will not fully vest.

The summary of activity under our incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2018	5,980,605	2,600,694	$13.41	1,415,948	425,876	$18.75	249,249	$22.67
Increase in shares authorized	1,387,123	—	—		—	—	—	—
Granted	(653,478)	175,091	23.08		196,418	26.99	281,969	29.25
Exercised/vested	—	(317,975)	14.83		(78,747)	24.51	—	—
Forfeited/cancelled	49,600	(29,997)	12.96		(11,902)	23.98	(7,701)	24.35
Balance as of June 30, 2019	6,763,850	2,427,813	13.93	1,416,827	531,645	20.82	523,517	26.19

The grant date fair value of RSUs which vested during the six months ended June 30, 2019 was $1.9 million.  In addition, during the six months ended June 30, 2019, we repurchased 18,917 shares for $0.6 million related to tax withholding requirements on vested RSU awards.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the outstanding and exercisable stock option awards as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	16,397	1.1	$8.49	16,397	$8.49
$10.87	1,477,721	5.9	10.87	964,173	10.87
$11.00 to $16.53	320,001	6.6	15.95	203,000	16.10
$17.68 to $18.70	230,460	6.9	18.70	148,331	18.70
$18.77 to $29.26	383,234	9.0	21.43	84,926	20.00
$8.49 to $29.26	2,427,813	6.5	13.93	1,416,827	12.96

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)	(in thousands)
Operating lease cost	$8,184	$15,937

Finance lease cost
Amortization of assets under finance leases	$1,707	$3,221
Interest on finance leases	388	796
Total finance lease cost	$2,095	$4,017

Future minimum lease payments under noncancelable leases as of June 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2019	$13,085	$4,261
2020	26,228	6,418
2021	22,703	6,195
2022	21,659	5,426
2023	21,077	581
Thereafter	79,107	3
Total future minimum lease payments	183,859	22,884
Less: interest	(47,224)	(2,125)
Total lease liabilities	$136,635	$20,759

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Total lease liabilities as of June 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Current operating lease liabilities	$17,362	$—
Current maturities of long-term debt	—	7,267
Noncurrent operating lease liabilities	119,273	—
Long-term debt, net of debt issuance costs and current maturities	—	13,492
Total lease liabilities	$136,635	$20,759

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Other information related to leases was as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
	(in thousands)	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,849	$15,391
Operating cash flows from finance leases	388	796
Financing cash flows from finance leases	2,542	5,471

Right of use assets obtained in exchange for new lease obligations:
Operating leases	322	12,205
Finance leases	219	4,922

	June 30,
	2019
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.7
Finance leases	3.4

Weighted-Average Discount Rate:
Operating leases	7.4%
Finance leases	6.6%

As of June 30, 2019, we have an additional lease related to our new manufacturing facility in Chennai, India of approximately $60 million which has not yet commenced, but which we expect will commence in the first half of 2020 with an initial term of ten years.

Note 9. Income Taxes

Income taxes for the three months ended June 30, 2019 were lower than for the three months ended June 30, 2018 primarily due to the earning mix by jurisdiction in 2019 as compared to 2018. Income taxes for the six months ended June 30, 2019 were lower than for the six months ended June 30, 2018 primarily due to the benefit generated in 2019 as compared to a provision in 2018. Our annualized effective tax rate for 2019 is expected to be higher than in 2018 due to losses not benefitted in jurisdictions where a full valuation allowance is recorded.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 10. Restructuring Charges

In May 2019, we announced plans to consolidate certain of our manufacturing facilities, including our plan to shut down the two blade lines operating in our Taicang Port facility and move our tooling operation from Taicang City to the larger Taicang Port facility, thereby expanding our tooling capacity for larger blades and reducing overall costs. We expect to substantially complete these plans by the end of 2019.

In accordance with these plans, during the three months ended June 30, 2019, we incurred total charges of $3.9 million, which included $3.3 million of severance benefits to terminated employees and $0.6 million of other charges, primarily related to exit costs. These charges are located within the caption “Restructuring charges” in the accompanying condensed consolidated statements of operations. We expect to incur additional charges under these plans of approximately $0.5 million throughout the remainder of 2019.

Note 11. Commitments and Contingencies

Legal Proceedings

In March 2015, a complaint was filed against us in the Superior Court of the State of Arizona (Maricopa County) by a former employee, alleging that we had agreed to compensate the employee upon any future sale or initial public offering of the Company. Upon completion of the June 2019 trial, the court ruled as a matter of law in our favor on certain of the claims against us and the jury reached a verdict in our favor on the remainder of the claims against us. As a result of the trial, we were not obligated to pay any damages or losses to the former employee.

From time to time, we are party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. Upon resolution of any pending legal matters, we may incur charges in excess of presently established reserves or our insurance policy limits. Our management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12. Concentration of Customers

Revenues from certain customers in excess of 10 percent of our total consolidated revenues are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Vestas	$142,101	43.0%	$67,300	29.2%	$270,715	42.9%	$152,569	31.5%
GE	92,018	27.8%	75,007	32.5%	176,547	28.0%	162,835	33.6%
Nordex	53,662	16.2%	47,359	20.5%	108,530	17.2%	95,560	19.7%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	June 30,	December 31,
	2019	2018
Customer	% of Total	% of Total
Vestas	47.0%	46.7%
Nordex	21.6%	25.7%

Note 13. Segment Reporting

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues by segment:
U.S.	$39,858	$44,695	$81,486	$90,819
Asia	84,699	77,931	153,417	155,601
Mexico	95,362	56,353	180,027	114,317
EMEAI	110,852	51,631	215,621	123,854
Total revenues	$330,771	$230,610	$630,551	$484,591
Revenues by geographic location (1):
U.S.	$39,858	$44,695	$81,486	$90,819
China	84,699	77,931	153,417	155,601
Mexico	95,362	56,353	180,027	114,317
Turkey and India	110,852	51,631	215,621	123,854
Total revenues	$330,771	$230,610	$630,551	$484,591
Income (loss) from operations:
U.S. (2)	$(22,222)	$(13,293)	$(36,725)	$(22,343)
Asia	131	9,386	(8,669)	15,803
Mexico	4,120	227	3,696	4,485
EMEAI	22,468	7,742	34,539	23,212
Total income (loss) from operations	$4,497	$4,062	$(7,159)	$21,157

	June 30,	December 31,
	2019	2018
	(in thousands)
Property, plant and equipment, net:
U.S.	$33,453	$34,825
Asia (China)	39,981	31,924
Mexico	80,041	65,981
EMEAI (Turkey and India)	27,941	26,693
Total property, plant and equipment, net	$181,416	$159,423

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in our U.S. segment includes corporate general and administrative costs of $9.2 million and $11.0 million for the three months ended June 30, 2019 and 2018, respectively and $17.2 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively.

Note 14. Subsequent Event

As noted in Note 3, Significant Risks and Uncertainties, as a result of Senvion entering into a provisional self-administration procedure as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany, we reduced recognized revenues and the corresponding accounts receivable to the best estimate of remaining consideration to be received under the contract. Subsequent to June 30, 2019, concurrent with the termination of our previous contract with Senvion, we entered into a new agreement directly with the wind farm operator of the project to whom Senvion was supplying the wind blades we had manufactured. Under this agreement signed in July 2019, the wind farm operator agreed to purchase from us the undelivered wind blades and pay us for the remaining accounts receivable unpaid by Senvion, totaling approximately 90% of the $16.2 million gross amounts invoiced and invoiceable, but not yet collected. We received $6.2 million in cash in July 2019, with the remaining amount to be collected upon final delivery of the remaining wind blades via an irrevocable letter of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q or in our previously filed Annual Report on Form 10-K, particularly those under “Risk Factors.”

OVERVIEW

Our Company

We are the largest and only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of August 7, 2019, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $3.5 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $6.2 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 95% of our total net sales for each of the three months ended June 30, 2019 and 2018, respectively, and approximately 96% of our total net sales for each of the six months ended June 30, 2019 and 2018, respectively. We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.

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

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that will be built in Chennai, India and we expect to commence operations at this facility in the first half of 2020.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

We expect that the number of manufacturing lines in transition and start up will increase during the year ending December 30, 2020 and this increase will have an adverse impact on our profitability and results of operations for such periods.

In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike demanding an increase in their hourly wage rate and the payment of an annual bonus, even though our collective bargaining agreement does not provide for such incentives. During this work stoppage, production was halted at our Matamoros manufacturing facility from February 15, 2019 until March 2, 2019. Although we ultimately resolved the strike in early March 2019, this disruption, along with the loss of nearly 50% of the workforce in Matamoros because of actions taken during the strike and a slower than planned start up in 2018, had a significant impact on production during the first quarter of 2019. A material amount of production was lost during that time period and the lower production volume will likely extend into the third quarter as new associates are trained and additional manufacturing lines are ramping up. Given the heavy demand for wind blades in the U.S. market in 2019, our liquidated damages provisions with our customers are quite stringent.  As a result, in addition to the impact of the lost production, we have reduced the total consideration expected to be received under a customer contract for the liquidated damages incurred in the three and six months ended June 30, 2019 by $6.2 million and $10.0 million, respectively.  Although our operations at our Matamoros, Mexico facility improved and stabilized during the three months ended June 30, 2019, we expect these production delays will also impact volume in the third quarter and may result in further liquidated damage charges during the balance of 2019.  We estimate that the total impact of the lost volume, liquidated damages and compensation costs related to the settlement of the strike is expected to be approximately $28 million for the twelve months ending December 31, 2019.

In April 2019, one of our customers, Senvion GmbH (Senvion), entered into a provisional self-administration procedure as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany. As a result of this development, we reevaluated the outstanding accounts receivables due from Senvion, the revenue recognized under our contract with Senvion as well as the property, plant and equipment at our Taicang Port, China facility where we manufactured blades for Senvion. As a result of that reevaluation, we revised our estimate of consideration to be received under the contract, which reduced the revenues recorded in the six months ended June 30, 2019 by $6.7 million. We also revised the useful life of property, plant and equipment which was being used to fulfill the Senvion contract which does not have an alternative use. The reevaluation had an adverse impact on our results of operations for the six months ended June 30, 2019 and the lost production from Senvion will have an adverse effect on our results of operations for the remainder of 2019.

In July 2019, we entered into a new agreement directly with the wind farm operator of the project to whom Senvion was supplying the wind blades we had manufactured. Under this agreement signed in July 2019, the wind farm operator agreed to purchase from us the undelivered wind blades and pay us for the remaining accounts receivable unpaid by Senvion, totaling approximately 90% of the $16.2 million gross amounts invoiced and invoiceable, but not yet collected. We received $6.2 million in cash in July 2019, with the remaining amount to be collected upon final delivery of the remaining wind blades via an irrevocable letter of credit. This adjustment to revenue and accounts receivable will be recognized in third quarter of 2019. The effect of these adjustments on our loss from operations in the condensed consolidated statements of operations totaled $12.6 million in the six months ended June 30, 2019.

We have experienced construction and startup delays with respect to our new manufacturing facility in Yangzhou, China.  These delays resulted in us incurring estimated liquidated damages of $4.1 million during the three months ended June 30, 2019.  We expect these delays may result in us incurring additional liquidated damages during the balance of 2019 and will adversely impact our results of operations for the balance of 2019.

We also have experienced extended startup delays and challenges with respect to our Newton, Iowa transportation facility, which had an adverse impact on our results of operations for the six months ended June 30, 2019.  We expect that these delays and challenges also will have an adverse impact on our results of operations for the balance of 2019.

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

Startup and transition costs are primarily unallocated fixed overhead costs and underutilized direct labor costs incurred during the period production facilities are transitioning wind blade models and ramping up manufacturing. All direct labor costs are included in the measure of progress towards completion of the relevant performance obligation when determining revenue to be recognized during the period. The cost of sales for the initial wind blades from a new model manufacturing line is generally higher than when the line is operating at optimal production volume levels due to inefficiencies during ramp-up related to labor hours per blade, cycle times per blade and raw material usage. Additionally, these costs as a percentage of net sales are generally higher during the period in which a facility is ramping up to full production capacity due to underutilization of the facility. Manufacturing overhead at each of our facilities includes virtually all indirect costs (including share-based compensation costs) incurred at the plants, including engineering, finance, information technology, human resources and plant management.

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

The research and development expenses incurred at our Warren, Rhode Island and Fall River, Massachusetts locations as well as at our Kolding, Denmark advanced engineering center are also included in general and administrative expenses. For the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2019 and 2018, research and development expenses totaled $0.3 million, $0.2 million, $0.5 million and $0.4 million, respectively.

Realized Loss on Sale of Assets

Realized loss on sale of assets represents the realized losses on the sale of receivables under supply chain financing arrangements with our customers and realized gains and losses on the sale of other assets at our corporate and manufacturing facilities.

Restructuring Charges

Restructuring charges primarily consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and employee relocation costs.

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

KEY FINANCIAL METRICS

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts of energy capacity for wind blade sets invoiced, utilization percentage, manufacturing lines dedicated to customers under long-term supply agreements, total manufacturing lines installed, manufacturing lines in startup and manufacturing lines in transition, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$330,771	$230,610	$630,551	$484,591
Total billings (1)	$304,469	$237,355	$583,940	$461,056
Net income (loss)	$1,828	$(4,053)	$(10,276)	$4,595
EBITDA (1)	$11,671	$10,101	$7,574	$31,075
Adjusted EBITDA (1)	$19,547	$13,477	$22,472	$40,850
Capital expenditures			$37,739	$42,310
Free cash flow (1)			$(39,257)	$(39,775)

	June 30,	December 31,
	2019	2018
	(in thousands)
Total debt, net of debt issuance costs	$148,937	$137,623
Net debt (1)	$(91,048)	$(53,155)

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA, free cash flow and net debt to net sales, net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income or loss plus interest expense (including losses on extinguishment of debt and net of interest income), income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any share-based compensation expense, plus or minus any realized gains or losses from foreign currency remeasurement, plus or minus any gains or losses from the sale of assets. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance. In addition, our credit agreement (the Credit Agreement) that we entered into in April 2018 contains minimum EBITDA (as defined in the Credit Agreement) covenants with which we must comply. We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and funding business acquisitions.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$330,771	$230,610	$630,551	$484,591
Change in gross contract assets	(26,691)	(1,356)	(43,747)	(25,752)
Foreign exchange impact (1)	389	8,101	(2,864)	2,217
Total billings	$304,469	$237,355	$583,940	$461,056

Net income (loss)	$1,828	$(4,053)	$(10,276)	$4,595
Adjustments:
Depreciation and amortization	7,125	6,130	17,784	13,202
Interest expense (net of interest income)	2,243	2,672	4,191	5,969
Loss on extinguishment of debt	—	3,397	—	3,397
Income tax provison (benefit)	475	1,955	(4,125)	3,912
EBITDA	11,671	10,101	7,574	31,075
Share-based compensation expense	1,937	2,611	2,922	4,999
Realized loss on foreign currency remeasurement	967	765	4,769	4,776
Realized loss on sale of assets	4,972	—	7,207	—
Adjusted EBITDA	$19,547	$13,477	$22,472	$40,850

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$(1,518)	$2,535
Less capital expenditures	(37,739)	(42,310)
Free cash flow	$(39,257)	$(39,775)

Net debt is reconciled as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$58,664	$85,346
Less total debt, net of debt issuance costs	(148,937)	(137,623)
Less debt issuance costs	(775)	(878)
Net debt	$(91,048)	$(53,155)

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Sets	716	576	1,378	1,145
Estimated megawatts	2,029	1,544	3,890	3,008
Utilization	70%	72%	68%	72%
Dedicated manufacturing lines	54	52	54	52
Manufacturing lines installed	50	40	50	40
Manufacturing lines in operation	30	26	28	26
Manufacturing lines in startup	13	7	14	7
Manufacturing lines in transition	7	7	8	7

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

Utilization represents the percentage of the number of wind blades invoiced during the period compared to the total potential wind blade capacity of manufacturing lines installed at the end of the period.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended June 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	June 30,
	2019		2018
	(dollars in thousands)
Net sales	$330,771	100.0%	$230,610	100.0%
Cost of sales	285,319	86.3	198,235	86.0
Startup and transition costs	22,901	6.9	17,324	7.5
Total cost of goods sold	308,220	93.2	215,559	93.5
Gross profit	22,551	6.8	15,051	6.5
General and administrative expenses	9,208	2.8	10,989	4.8
Realized loss on sale of assets	4,972	1.5	—	0.0
Restructuring charges	3,874	1.2	—	0.0
Income from operations	4,497	1.3	4,062	1.7
Other expense	(2,194)	(0.7)	(6,160)	(2.7)
Income (loss) before income taxes	2,303	0.6	(2,098)	(1.0)
Income tax provision	(475)	(0.1)	(1,955)	(0.8)
Net income (loss)	$1,828	0.6%	$(4,053)	(1.8)%

Net sales for the three months ended June 30, 2019 increased by $100.2 million or 43.4% to $330.8 million compared to $230.6 million in the same period in 2018. Net sales of wind blades increased by 46.2% to $301.8 million for the three months ended June 30, 2019 as compared to $206.4 million in the same period in 2018. The increase was primarily driven by a 23% increase in the number of wind blades produced during the three months ended June 30, 2019 compared to the same period in 2018 largely as a result of increased production at our Turkey and Mexico facilities and an increase in the year over year number of wind blades still in the production process at the end of the period. This increase was also due to a higher average sales price due to the mix of wind blade models produced during the three months ended June 30, 2019 compared to the same period in 2018. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2019 were $12.9 million as compared to $12.3 million in the same period in 2018. Additionally, there was a $4.1 million increase in transporation and other sales during the three months ended June 30, 2019 as compared to the same period in 2018. Total billings for the three months ended June 30, 2019 increased by $67.1 million or 28.3% to $304.5 million compared to $237.4 million in the 2018 period. The impact of the fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations on consolidated net sales and total billings for the three months ended June 30, 2019 was a net decrease of 2.7% and 2.9%, respectively, as compared to 2018.

Total cost of goods sold for the three months ended June 30, 2019 was $308.2 million and included $14.7 million related to 13 lines in startup in our plants in Mexico and China and the startup of new wind blade models for a customer in Turkey and $8.2 million of transition costs related to seven lines in transition during the quarter. This compares to total cost of goods sold for the three months ended June 30, 2018 of $215.6 million and included aggregate costs of $17.3 million related to startup costs in our new plants in Turkey and Mexico, the startup costs related to a new customer in Taicang, China and transition costs related to the seven lines in transition during the quarter. Cost of goods sold as a percentage of net sales remained consistent during the three months ended June 30, 2019 as compared to the same period in 2018, driven primarily by the impact of savings in raw material costs and foreign currency fluctuations, offset by the extended startup of our Newton, Iowa transportation facility, a significant increase in underutilized labor in Matamoros, Mexico and a $5.6 million increase in startup and transition costs. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 5.0% for three months ended June 30, 2019 as compared to 2018.

General and administrative expenses for the three months ended June 30, 2019 totaled $9.2 million, or 2.8% of net sales, compared to $11.0 million, or 4.8% of net sales, for the same period in 2018. The decrease was primarily driven by lower incentive compensation and a reduction in the performance assumptions related to certain of our share-based plans.

Realized loss on sale of assets for the three months ended June 30, 2019 totaled $5.0 million, comprised of $3.1 million of realized losses on the sale of assets at our corporate and manufacturing facilities and $1.9 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers. There were no corresponding charges for the same period in 2018.

Restructuring charges, primarily relating to the closing of our Taicang City, China manufacturing facility, for the three months ended June 30, 2019 totaled $3.9 million with no corresponding charges for the same period in 2018. These charges included $3.3 million of severance benefits to terminated employees and $0.6 million of other charges, primarily related to exit costs.

Other expense totaled $2.2 million for the three months ended June 30, 2019 as compared to $6.2 million for the same period in 2018. The decrease was primarily due to a $3.8 million decrease in interest expense in the three months ended June 30, 2019 as compared to the same period in 2018 primarily related to the loss on the extinguishment of debt of $3.4 million in the 2018 period.

Income taxes reflected a provision of $0.5 million for the three months ended June 30, 2019 as compared to a provision of $2.0 million for the same period in 2018. The decrease was primarily due to the earnings mix by jurisdiction in the three months ended June 30, 2019 as compared to the same period in 2018. Our annualized effective tax rate for the 2019 period is higher than in the comparable 2018 period due to losses not benefited in jurisdictions where a full valuation allowance is recorded.

Net income for the three months ended June 30, 2019 was $1.8 million as compared to a net loss of $4.1 million in the same period in 2018. The increase was primarily due to the reasons set forth above. The diluted earnings per share was $0.05 for the three months ended June 30, 2019, compared to a net loss per share of $0.12 for the three months ended June 30, 2018.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the three months ended June 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	June 30,
	2019	2018
Net Sales	(in thousands)
U.S.	$39,858	$44,695
Asia	84,699	77,931
Mexico	95,362	56,353
EMEAI	110,852	51,631
Total net sales	$330,771	$230,610

	Three Months Ended
	June 30,
	2019	2018
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(22,222)	$(13,293)
Asia	131	9,386
Mexico	4,120	227
EMEAI	22,468	7,742
Total income from operations	$4,497	$4,062
(1)

Includes the costs of our corporate headquarters and our advanced engineering center in Kolding, Denmark totaling $9.2 million and $11.0 million for the three months ended June 30, 2019 and 2018, respectively.

U.S. Segment

Net sales for the three months ended June 30, 2019 decreased by $4.8 million or 10.8% to $39.9 million compared to $44.7 million in the same period in 2018. Net sales of wind blades decreased to $26.6 million during the three months ended June 30, 2019 as compared to $33.7 million in the same period of 2018. The decrease was primarily due to a 29% reduction in the number of wind blades produced in the three months ended June 30, 2019 as compared to the same period in 2018 because of wind blade model transitions and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customer. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2019 were $1.2 million compared to $2.4 million during the same period in 2018. Additionally, there was a $3.4 million increase in transportation and other sales during the three months ended June 30, 2019 as compared to the same period in 2018.

The loss from operations in the U.S. segment for the three months ended June 30, 2019 was $22.2 million as compared to a loss of $13.3 million in the same period in 2018. As previously discussed, the loss amounts include corporate general and administrative costs of $9.2 million and $11.0 million for the three months ended June 30, 2019 and 2018, respectively. The 2019 operating results were also unfavorably impacted by the extended startup at our Newton, Iowa transportation facility and by the lower wind blade volume discussed above.

Asia Segment

Net sales for the three months ended June 30, 2019 increased by $6.8 million or 8.7% to $84.7 million compared to $77.9 million in the same period in 2018. Net sales of wind blades were $78.4 million in the three months ended June 30, 2019 compared to $67.2 million in the same period of 2018. This increase was primarily due to an increase in the year over year number of wind blades still in the production process at the end of the period, primarily in Yangzhou, China, notwithstanding a 5% decrease year over year in the number of wind blades produced. This decrease was driven by the reduced production in Taicang, China as a result of our customer entering into a provisional self-administration procedure concerning its assets as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany as well as a slightly lower average sales price due to the mix of wind blade models produced during the three months ended June 30, 2019 compared to the same period in 2018. Net sales from the manufacturing of precision molding and assembly systems totaled $5.7 million during the three months ended June 30, 2019 compared to $9.7 million during the same period in 2018. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 2.8% on net sales during the three months ended June 30, 2019 as compared to the same period in 2018.

The income from operations in the Asia segment for the three months ended June 30, 2019 was $0.1 million as compared to income from operations of $9.4 million in the same period in 2018. This decrease was driven by the insolvency of a customer as noted above and the resultant revenue reduction relating to our contract with that customer and the related restructuring charges in Taicang as well as the startup costs in Yangzhou, China. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 4.0% on cost of goods sold for the three months ended June 30, 2019 as compared to the 2018 period.

Mexico Segment

Net sales in the three months ended June 30, 2019 increased by $39.0 million or 69.2% to $95.4 million compared to $56.4 million in the same period in 2018. The increase reflects a 38% net increase in overall wind blade volume and an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods. Net sales from the manufacturing of precision molding and assembly systems during the three months ended June 30, 2019 were $6.0 million compared to $0.2 million during the same period in 2018.

The income from operations in the Mexico segment for the three months ended June 30, 2019 was $4.1 million as compared to income from operations of $0.2 million in the same period in 2018. The increase was due primarily to the overall increase in wind blade volume noted above as well as from savings in raw material costs, partially offset by increased startup and transition costs. The fluctuating U.S. dollar relative to the Mexican Peso did not have a significant impact on cost of goods sold for the three months ended June 30, 2019 as compared to 2018.

EMEAI Segment

Net sales during the three months ended June 30, 2019 increased by $59.2 million or 114.7% to $110.9 million compared to $51.6 million in the same period in 2018. The increase was driven by an 111% increase in wind blade volume at our two Turkey plants. This increase was partially offset by a decrease in the average sales price of wind blades delivered in the comparative periods. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 5.8% on net sales during the three months ended June 30, 2019 as compared to 2018.

The income from operations in the EMEAI segment for the three months ended June 30, 2019 was $22.5 million as compared to $7.7 million in the same period in 2018. The increase was primarily driven by the increased wind blade production at our two Turkey plants, lower startup costs and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 13.7% for the three months ended June 30, 2019 as compared to 2018, partially offset by higher material costs related to a new product at our second Turkey plant.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table summarizes certain information relating to our operating results and related percentage of net sales for the six months ended June 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2019		2018
	(dollars in thousands)
Net sales	$630,551	100.0%	$484,591	100.0%
Cost of sales	568,357	90.2	409,223	84.5
Startup and transition costs	41,079	6.5	32,059	6.6
Total cost of goods sold	609,436	96.7	441,282	91.1
Gross profit	21,115	3.3	43,309	8.9
General and administrative expenses	17,193	2.7	22,152	4.6
Realized loss on sale of assets	7,207	1.1	—	0.0
Restructuring charges	3,874	0.6	—	0.0
Income (loss) from operations	(7,159)	(1.1)	21,157	4.3
Other expense	(7,242)	(1.2)	(12,650)	(2.6)
Income (loss) before income taxes	(14,401)	(2.3)	8,507	1.7
Income tax benefit (provision)	4,125	0.7	(3,912)	(0.8)
Net income (loss)	$(10,276)	(1.6)%	$4,595	0.9%

Net sales for the six months ended June 30, 2019 increased by $146.0 million or 30.1% to $630.6 million compared to $484.6 million in the same period in 2018. Net sales of wind blades increased by 31.4% to $578.7 million for the six months ended June 30, 2019 as compared to $440.5 million in the same period in 2018. The increase was primarily driven by a 19% increase in the number of wind blades produced during the six months ended June 30, 2019 compared to the same period in 2018 largely as a result of increased production at our Turkey and Mexico facilities and an increase in the year over year number of wind blades still in the production process at the end of the period. The increase was also due to a higher average sales prices due to the mix of wind blade models produced during the six months ended June 30, 2019 compared to the same period in 2018. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2019 were $24.1 million as compared to $23.1 million in the same period in 2018. Additionally, there was a $6.8 million increase in transporation and other sales during the six months ended June 30, 2019 as compared to the same period in 2018. Total billings for the six months ended June 30, 2019 increased by $122.9 million or 26.7% to $583.9 million compared to $461.1 million in the same period in 2018. The impact of the fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations on consolidated net sales and total billings for the six months ended June 30, 2019 was a net decrease of 3.1% and 3.3%, respectively, as compared to 2018.

Total cost of goods sold for the six months ended June 30, 2019 was $609.4 million and included $30.8 million related to 14 lines in startup in our plants in Mexico and China and the startup of new wind blade models for a customer in Turkey and $10.3 million of transition costs related to the eight lines in transition during the period. This compares to total cost of goods sold for the six months ended June 30, 2018 of $441.3 million and included aggregate costs of $32.1 million related to startup costs in our new plants in Turkey and Mexico, the startup costs related to a new customer in Taicang, China and the transition of seven lines. Cost of goods sold as a percentage of net sales increased by six percentage points during the six months ended June 30, 2019 as compared to the same period in 2018, driven primarily by the extended startup of our Newton, Iowa transportation facility, a significant increase in underutilized labor in Matamoros, Mexico and a $9.0 million increase in startup and transition costs, partially offset by the impact of savings in raw material costs and foreign currency fluctuations. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 5.7% for the six months ended June 30, 2019 as compared to 2018.

General and administrative expenses for the six months ended June 30, 2019 totaled $17.2 million, or 2.7% of net sales, compared to  $22.2 million, or 4.6% of net sales, for the same period in 2018. The decrease was primarily driven by lower incentive compensation and a reduction in the performance assumptions related to certain of our share-based plans.

Realized loss on sale of assets for the six months ended June 30, 2019 totaled $7.2 million, comprised of $4.1 million of realized losses on the sale of assets at our corporate and manufacturing facilities and $3.1 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers. There were no corresponding charges for the same period in 2018.

Restructuring charges, primarily relating to the closing of our Taicang City, China manufacturing facility, for the six months ended June 30, 2019 totaled $3.9 million with no corresponding charges for the same period in 2018. These charges included $3.3 million of severance benefits to terminated employees and $0.6 million of other charges, primarily related to exit costs.

Other expense totaled $7.2 million for the six months ended June 30, 2019 as compared to $12.7 million for the same period in 2018. The decrease was primarily due to a $5.2 million decrease in interest expense in the six months ended June 30, 2019 as compared to the same period in 2018 primarily related to the loss on the extinguishment of debt of $3.4 million in the 2018 period.

Income taxes reflected a benefit of $4.1 million for the six months ended June 30, 2019 as compared to a provision of $3.9 million for the same period in 2018. The decrease in taxes was primarily due to the pretax loss in 2019 as compared to pretax income in 2018. Our annualized effective tax rate for the 2019 period is higher than in the comparable 2018 period due to losses not benefited in jurisdictions where a full valuation allowance is recorded.

Net loss for the six months ended June 30, 2019 was $10.3 million as compared to net income of $4.6 million in the same period in 2018. The decrease was primarily due to the reasons set forth above. The net loss per share was $0.29 for the six months ended June 30, 2019, compared to diluted earnings per share of $0.13 for the six months ended June 30, 2018.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the six months ended June 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Six Months Ended
	June 30,
	2019	2018
Net Sales	(in thousands)
U.S.	$81,486	$90,819
Asia	153,417	155,601
Mexico	180,027	114,317
EMEAI	215,621	123,854
Total net sales	$630,551	$484,591

	Six Months Ended
	June 30,
	2019	2018
Income (loss) from Operations	(in thousands)
U.S. (1)	$(36,725)	$(22,343)
Asia	(8,669)	15,803
Mexico	3,696	4,485
EMEAI	34,539	23,212
Total income (loss) from operations	$(7,159)	$21,157
(1)

Includes the costs of our corporate headquarters and our advanced engineering center in Kolding, Denmark totaling $17.2 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively.

U.S. Segment

Net sales in the six months ended June 30, 2019 decreased by $9.3 million or 10.3% to $81.5 million compared to $90.8 million in the same period in 2018. Net sales of wind blades decreased to $58.5 million during the six months ended June 30, 2019 from $72.6 million in the same period of 2018. The decrease was primarily due to a 19% reduction in the number of wind blades produced in the six months ended June 30, 2019 as compared to the same period in 2018 because of wind blade model transitions and a decline in the average sales prices of the same wind blade models delivered in both periods as a result of savings in raw material costs, a portion of which we share with our customer. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2019 were $1.4 million compared to $4.2 million during the same period in 2018. Additionally, there was a $7.7 million increase in transportation and other sales during the six months ended June 30, 2019 as compared to the same period in 2018.

The loss from operations in the U.S. segment for the six months ended June 30, 2019 was $36.7 million as compared to a loss of $22.3 million in the same period in 2018. As previously discussed, the loss amounts include corporate general and administrative costs of $17.2 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively. The 2019 operating results were unfavorably impacted by the extended startup at our Newton, Iowa transportation facility and by the lower wind blade volume discussed above.

Asia Segment

Net sales in the six months ended June 30, 2019 decreased by $2.2 million or 1.4% to $153.4 million compared to $155.6 million in the same period in 2018. Net sales of wind blades were $140.5 million in the six months ended June 30, 2019 as compared to $135.4 million in the same period of 2018. The increase in the net sales of wind blades was primarily due to an increase in the year over year number of wind blades still in the production process at the end of the period, primarily in Yangzhou, China, notwithstanding a 7% decrease year over year in the number of wind blades produced driven by the reduced production in Taicang, China as a result of Senvion’s insolvency. Net sales from the manufacturing of precision molding and assembly systems totaled $11.9 million during the 2019 period compared to $17.9 million during the six months ended June 30, 2018. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a unfavorable impact of 2.8% on net sales during the six months ended June 30, 2019 as compared to the same period in 2018.

The loss from operations in the Asia segment for the six months ended June 30, 2019 was $8.7 million as compared to income from operations of $15.8 million in the same period in 2018. This decrease was driven by the insolvency of a customer as noted above and the resultant revenue reduction relating to our contract with that customer and the related restructuring charges in Taicang as well as the startup costs in Yangzhou, China. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 4.4% on cost of goods sold for the six months ended June 30, 2019 as compared to the 2018 period.

Mexico Segment

Net sales in the six months ended June 30, 2019 increased by $65.7 million or 57.5% to $180.0 million compared to $114.3 million in the same period in 2018. The increase reflects a 31% net increase in overall wind blade volume, an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods and an increase in the year over year number of wind blades still in the production process at the end of the period, primarily in Matamoros, Mexico. Net sales from the manufacturing of precision molding and assembly systems during the six months ended June 30, 2019 were $10.8 million compared to $1.0 million during the same period in 2018.

The income from operations in the Mexico segment for the six months ended June 30, 2019 was $3.7 million as compared to $4.5 million in the same period in 2018. The decrease was driven by increased startup and transition costs, partially offset by the overall increase in wind blade volume noted above as well as from savings in raw material costs.

EMEAI Segment

Net sales during the six months ended June 30, 2019 increased by $91.8 million or 74.1% to $215.6 million compared to $123.9 million in the same period in 2018. The increase was driven by a 91% increase in wind blade production at our two Turkey plants. This increase was partially offset by a decrease in the average sales price of wind blades delivered in the comparative periods. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 6.9% on net sales during the six months ended June 30, 2019.

The income from operations in the EMEAI segment for the six months ended June 30, 2019 was $34.5 million as compared to $23.2 million in the same period in 2018. The increase was primarily driven by the increased wind blade production at our two Turkey plants, lower startup costs and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 15.0% for the six months ended June 30, 2019 as compared to 2018, partially offset by higher material costs related to a new product at our second Turkey plant.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $6.3 million for the six months ended June 30, 2019 as compared to net borrowings on financing arrangements of $5.9 million in the comparable period of 2018. As of June 30, 2019 and December 31, 2018, we had $149.7 million and $138.5 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of June 30, 2019, we had an aggregate of $79.2 million of remaining capacity and $77.3 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased as well as the increased level of transitions. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At June 30, 2019 and December 31, 2018, we had unrestricted cash, cash equivalents and short-term investments totaling $58.7 million and $85.3 million, respectively. The June 30, 2019 balance includes $18.5 million of cash located outside of the United States, including $10.0 million in China, $4.8 million in Turkey, $2.7 million in Mexico, $0.7 million in Denmark and $0.3 million in India. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($21.6 million as of December 31, 2018) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2018, the amount of the surplus reserve fund was $6.5 million.

Operating Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net income (loss)	$(10,276)	$4,595
Depreciation and amortization	17,784	13,202
Realized loss on sale of assets	7,207	—
Restructuring charges	3,874	—
Share-based compensation expense	2,922	4,999
Loss on extinguishment of debt	—	3,397
Other non-cash items	103	260
Changes in assets and liabilities	(23,132)	(23,918)
Net cash provided by (used in) operating activities	$(1,518)	$2,535

Net cash used in operating activities totaled $1.5 million for the six months ended June 30, 2019 and was primarily the result of a $23.1 million net increase in working capital and a $10.3 million net loss, partially offset by $17.8 million of depreciation and amortization, $7.2 million realized loss on sale of assets, a $3.9 million restructuring charge and $2.9 million of share-based compensation expense. The key components of the net increase in working capital include a $46.7 million increase in contract assets and liabilities, a $18.4 million increase in other noncurrent assets, a $14.4 million increase in other current assets, a $6.8 million increase in prepaid expenses, and a $4.1 million increase in inventories. These increases were partially offset by a $35.3 million increase in accounts payable and accrued expenses, a $17.9 million decrease in accounts receivable, a $6.1 million decrease in operating lease right of use assets and operating lease liabilities and a $6.1 million increase in accrued warranty.  The changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

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

Investing Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Purchases of property, plant and equipment	$(37,739)	$(42,310)
Net cash used in investing activities	$(37,739)	$(42,310)

Net cash used in investing activities totaled $37.7 million and $42.3 million for the six months ended June 30, 2019 and 2018, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the six months ended June 30, 2019 primarily related to our new manufacturing facility in Yangzhou, China, our second manufacturing facility in Turkey, our new tooling facility and the expansion of one of our blade manufacturing facilities in Juárez, Mexico and continued investments in our other existing facilities. The capital expenditures for the six months ended June 30, 2018 primarily related to our new wind blade plant in Matamoros, Mexico, the expansion and improvements at our Taicang, China facility and second wind blade plant in Turkey, and costs to enhance our information technology systems.

We anticipate fiscal year 2019 capital expenditures of between $95 million to $100 million and we estimate that the cost that we will incur after June 30, 2019 to complete our current projects in process will be approximately $31.7 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India, Yangzhou, China and our tooling facility in Juárez, Mexico and the continued investment in our existing China, Mexico and Turkey wind blade facilities.

Financing Cash Flows

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Proceeds from revolving and term loans	6,000	74,435
Repayments of revolving and term loans	—	(74,972)
Net proceeds from accounts receivable financing	5,062	11,924
Proceeds from working capital loans	2,909	—
Principal repayments of finance leases	(5,471)	—
Net repayments of other debt	(2,211)	(5,449)
Debt issuance costs	—	(281)
Proceeds from exercise of stock options	4,716	1,307
Repurchase of common stock including shares withheld in lieu of income taxes	(559)	(272)
Net cash provided by financing activities	$10,446	$6,692

The net cash provided by financing activities totaled $10.4 million for the six months ended June 30, 2019 compared to $6.7 million of net cash provided by financing activities in the comparable period of 2018. Net cash provided by financing activities for the six months ended June 30, 2019 primarily reflects the net proceeds from revolving loans and accounts receivable financing, proceeds from the exercise of stock options and proceeds from working capital loans, partially offset by principal repayments of finance leases and other growth-related debt. Net cash provided by financing activities for the six months ended June 30, 2018 primarily reflects the net proceeds from term loans, accounts receivable financing and the exercise of stock options, partially offset by net repayments of term loans and other growth-related debt.

Share Repurchases

During the six months ended June 30, 2019, we repurchased 18,917 shares of our common stock for $0.6 million related to tax withholding requirements on restricted stock units which vested during the period.

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

In April 2018, we entered into a new credit agreement (the Credit Agreement) with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. On the closing date we drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under the Credit Facility, various fees and expenses and accrued interest. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023. In May 2019, the Credit Agreement was further amended to revise the definition of Consolidated EBITDA as utilized in certain of the financial covenants of the Credit Agreement.

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

Interest accrues at a variable rate equal to LIBOR plus a margin of 1.0% (4.4% as of June 30, 2019), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date provided we are not in default under the Credit Agreement. We may prepay the borrowings under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.2% for a period of five years. As of June 30, 2019 and December 31, 2018, there was $96.4 million and $90.4 million outstanding under the Credit Agreement, respectively.

Due to the revolving credit facility’s variable interest rate of LIBOR plus a competitive spread, we estimate that fair-value approximates the face value of these notes.

Accounts Receivable, Secured and Unsecured Financing:

EMEAI: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues annually at a fixed rate of 9.1% and is paid quarterly. In December 2014, and later amended, we obtained an additional $5.0 million of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. During the fourth quarter of 2018, we replaced the accounts receivable financing facility with the accounts receivable assignment agreement discussed below. As of June 30, 2019 and December 31, 2018, there were no amounts outstanding under the unsecured financing facility.

In 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month Euro Interbank Offered Rate (EURIBOR) plus 6.5%. During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was adjusted, later amended to 1.4 million Euro (approximately $1.6 million as of June 30, 2019). No amounts were outstanding under this agreement as of June 30, 2019 and December 31, 2018.

In 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 39.0 million Euro (approximately $44.3 million as of June 30, 2019) of short-term financing of which 28.0 million Euro (approximately $31.8 million as of June 30, 2019) is collateralized financing based on invoiced accounts receivables of two of our customers in Turkey, 10.0 million Euro (approximately $11.4 million as of June 30, 2019) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.1 million as of June 30, 2019) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivables of two of our customers in Turkey accrues at a fixed rate of 7.5% as of June 30, 2019 and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR plus 6.75% (6.75% as of June 30, 2019) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with an amended final maturity date of July 2020. As of June 30, 2019 and December 31, 2018, there was $10.0 million and $12.2 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of June 30, 2019 and December 31, 2018, there was $19.6 million and $14.5 million, respectively, outstanding under the collateralized financing based on invoiced accounts receivables.

In the fourth quarter of 2018, we entered into a credit agreement, as amended, with a Turkish financial institution to provide up to 118.6 million Turkish Lira (approximately $20.6 million as of June 30, 2019) of collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues at a fixed rate of 3.9% and is paid quarterly. The credit agreement does not have a maturity date, however the limit will be reviewed in October of each year. No amounts were outstanding under this agreement as of June 30, 2019 and December 31, 2018.

Due to the short-term nature of the unsecured financings in the EMEAI segment, we estimate that fair-value approximates the face value of the notes.

Asia: In February 2017, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 210.0 million Renminbi (approximately $30.5 million as of June 30, 2019) which can be used for the purpose of domestic and foreign currency loans, issuing customs letters of guarantee or other transactions approved by the lender. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% as of June 30, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (extended to January 2020). As of June 30, 2019 and December 31, 2018, there were 77.8 million Renminbi (approximately $11.3 million) and 92.8 million Renminbi (approximately $13.5 million) of letters of guarantee used for customs clearance outstanding, respectively. As of June 30, 2019, there was 20.0 million Renminbi (approximately $2.9 million) of working capital loans outstanding.  As of December 31, 2018, there were no working capital loan amounts outstanding.

In March 2018, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $14.5 million as of June 30, 2019) which can be used as customs letters of guarantee. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% at June 30, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023).  As of June 30, 2019, there were 71.9 million Renminbi (approximately $10.5 million) of letters of guarantee used for customs clearance outstanding. As of December 31, 2018, there were no amounts outstanding under this credit agreement.

Equipment Leases and Other Arrangements: We have entered into certain finance lease, sale-leaseback and equipment financing arrangements in the U.S., Mexico and EMEAI for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of June 30, 2019 and December 31, 2018, there was an aggregate total of $20.8 million and $21.4 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of June 30, 2019, we leased a total of approximately 6.2 million square feet in Dafeng, China; Taicang City, China; Yangzhou, China; Chennai, India; Izmir, Turkey; Kolding, Denmark; Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Warren, Rhode Island; Fall River, Massachusetts, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $28 million for the full year 2019.

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

In September 2018, our U.S. and Mexico segments entered into an accounts receivable assignment agreement, as amended, with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our U.S. (Iowa location) and Mexico segment’s customers at a discount calculated based on LIBOR plus 1.25%.

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse basis, up to 15.0 million Euro (approximately $17.1 million as of June 30, 2019) of the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 2.65%.

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 0.75%.

In the first quarter of 2019, our Asia and Mexico segments entered into separate accounts receivable purchase agreements with a financial institution. Under these agreements, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time up to $30.0 million of a customer’s accounts receivable amounts in each of our Asia and Mexico segments (up to a combined total of $60.0 million) at a discount calculated based on the three month LIBOR plus 1.0% and the number of days from the date of purchase to maturity.

As the receivables are purchased by the financial institutions under the agreements as described in the preceding paragraphs, the receivables were removed from our balance sheet. During the three and six months ended June 30, 2019, $147.7 million and $280.2 million of receivables were sold under the accounts receivable assignment agreements described above, respectively.

Critical Accounting Policies and Estimates

There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1, Recently Issued Accounting Pronouncements to our condensed consolidated financial statements.

Contractual Obligations

During the six months ended June 30, 2019, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $5.4 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials. We have not hedged our commodity price exposure. We generally lock in pricing for our key raw materials for 12 months which protects us from price increases within that period. As many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we are able to benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices and also enables us to take full advantage of decreases.

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 30% of the resin and resin systems we use is purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $3.8 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of June 30, 2019, our EMEAI segment has one general credit agreement with a Turkish financial institution which is tied to EURIBOR. This agreement had collateralized financing of capital expenditures outstanding as of June 30, 2019 of $10.0 million. In addition, as of June 30, 2019, our Credit Agreement includes interest on the unhedged principal amount of $21.4 million which is tied to LIBOR. Also, as of June 30, 2019, our Asia segment has one credit agreement with a Chinese financial institution which is tied to the Chinese central bank interest rate.  This agreement had working capital loans outstanding totaling $2.9 million. The EMEAI and Asia credit agreements and our Credit Agreement noted above are the only variable rate debt that we had outstanding as of June 30, 2019 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of June 30, 2019, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2019 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2015, a complaint was filed against us in the Superior Court of the State of Arizona (Maricopa County) by a former employee, alleging that we had agreed to compensate the employee upon any future sale or initial public offering of the Company. Upon completion of the June 2019 trial, the court ruled as a matter of law in our favor on certain of the claims against us and the jury reached a verdict in our favor on the remainder of the claims against us. As a result of the trial, we were not obligated to pay any damages or losses to the former employee.

From time to time, we are party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which are covered by insurance. Upon resolution of any pending legal matters, we may incur charges in excess of presently established reserves or our insurance policy limits. Our management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K, which could materially affect our business, financial condition, and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 dated as of May 24, 2019 to Credit Agreement, dated as of April 6, 2018, among Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lender parties thereto

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TPI COMPOSITES, INC.

Date: August 7, 2019	By:	/s/ Bryan Schumaker
Bryan Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)