Form 10-Q
period 2019-09-30
TPI COMPOSITES, INC
filed 2019-11-06
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, there were 35,180,706 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,085	$85,346
Restricted cash	1,600	3,555
Accounts receivable	152,725	176,815
Contract assets	164,568	116,708
Prepaid expenses	19,272	9,219
Other current assets	26,609	16,819
Inventories	11,559	5,735
Total current assets	468,418	414,197
Property, plant, and equipment, net	193,988	159,423
Operating lease right of use assets	126,366	—
Other noncurrent assets	32,200	31,235
Total assets	$820,972	$604,855

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$286,545	$199,078
Accrued warranty	48,282	36,765
Current maturities of long-term debt	19,262	27,058
Current operating lease liabilities	16,730	—
Contract liabilities	2,141	7,143
Total current liabilities	372,960	270,044
Long-term debt, net of debt issuance costs and current maturities	123,390	110,565
Noncurrent operating lease liabilities	113,147	—
Other noncurrent liabilities	5,310	3,289
Total liabilities	614,807	383,898
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 35,299 shares issued and 35,154 shares outstanding at September 30, 2019 and 100,000 shares authorized, 34,745 shares issued and 34,678 shares outstanding at December 31, 2018	353	347
Paid-in capital	321,340	311,771
Accumulated other comprehensive loss	(21,792)	(14,392)
Accumulated deficit	(89,828)	(74,981)
Treasury stock, at cost, 145 shares at September 30, 2019 and 67 shares at December 31, 2018	(3,908)	(1,788)
Total stockholders’ equity	206,165	220,957
Total liabilities and stockholders’ equity	$820,972	$604,855

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Net sales	$383,836	$254,976	$1,014,387	$739,567
Cost of sales	335,778	216,594	904,135	625,817
Startup and transition costs	22,127	21,415	63,206	53,474
Total cost of goods sold	357,905	238,009	967,341	679,291
Gross profit	25,931	16,967	47,046	60,276
General and administrative expenses	10,608	9,756	27,801	31,908
Realized loss on sale of assets	3,354	—	10,561	—
Restructuring charges (reversals), net	(149)	—	3,725	—
Income from operations	12,118	7,211	4,959	28,368
Other income (expense):
Interest income	43	45	125	129
Interest expense	(2,130)	(2,323)	(6,403)	(8,376)
Loss on extinguishment of debt	—	—	—	(3,397)
Realized gain (loss) on foreign currency remeasurement	3,719	(8,181)	(1,050)	(12,957)
Miscellaneous income	517	2,511	2,235	4,003
Total other income (expense)	2,149	(7,948)	(5,093)	(20,598)
Income (loss) before income taxes	14,267	(737)	(134)	7,770
Income tax benefit (provision)	(18,838)	10,269	(14,713)	6,357
Net income (loss)	$(4,571)	$9,532	$(14,847)	$14,127

Weighted-average common shares outstanding:
Basic	35,131	34,419	35,024	34,212
Diluted	35,131	36,282	35,024	35,946

Net income (loss) per common share:
Basic	$(0.13)	$0.28	$(0.42)	$0.41
Diluted	$(0.13)	$0.26	$(0.42)	$0.39

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
Net income (loss)	$(4,571)	$9,532	$(14,847)	$14,127
Other comprehensive income (loss):
Foreign currency translation adjustments	(895)	(15,621)	(3,765)	(21,908)
Unrealized gain (loss) on hedging derivatives, net of taxes of $202, $149, $967 and $149, respectively	(754)	297	(3,635)	489
Comprehensive loss	$(6,220)	$(5,792)	$(22,247)	$(7,292)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity

Balance at December 31, 2018	34,745	$347	$311,771	$(14,392)	$(74,981)	$(1,788)	$220,957
Net loss	—	—	—	—	(12,104)	—	(12,104)
Share-based compensation expense	—	—	821	—	—	—	821
Issuances under share-based compensation plan	355	4	4,635	—	—	—	4,639
Common stock repurchased for treasury	—	—	—	—	—	(559)	(559)
Other comprehensive loss	—	—	—	(477)	—	—	(477)
Balance at March 31, 2019	35,100	351	317,227	(14,869)	(87,085)	(2,347)	213,277
Net income	—	—	—	—	1,828	—	1,828
Share-based compensation expense	—	—	2,057	—	—	—	2,057
Issuances under share-based compensation plan	41	—	144	—	—	—	144
Other comprehensive loss	—	—	—	(5,274)	—	—	(5,274)
Balance at June 30, 2019	35,141	351	319,428	(20,143)	(85,257)	(2,347)	212,032
Net loss	—	—	—	—	(4,571)	—	(4,571)
Share-based compensation expense	—	—	1,905	—	—	—	1,905
Issuances under share-based compensation plan	158	2	7	—	—	—	9
Common stock repurchased for treasury	—	—	—	—	—	(1,561)	(1,561)
Other comprehensive loss	—	—	—	(1,649)	—	—	(1,649)
Balance at September 30, 2019	35,299	$353	$321,340	$(21,792)	$(89,828)	$(3,908)	$206,165

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(14,847)	$14,127
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,732	19,080
Realized loss on sale of assets	10,561	—
Restructuring charges, net	3,725	—
Share-based compensation expense	4,604	6,971
Loss on extinguishment of debt	—	3,397
Amortization of debt issuance costs	155	284
Deferred income taxes	3,296	(10,898)
Changes in assets and liabilities:
Accounts receivable	15,583	2,052
Contract assets and liabilities	(55,952)	(13,466)
Operating lease right of use assets and operating lease liabilities	3,511	—
Inventories	(6,044)	(3,489)
Prepaid expenses	(10,419)	831
Other current assets	(10,296)	1,110
Other noncurrent assets	(5,178)	(4,503)
Accounts payable and accrued expenses	82,421	1,958
Accrued warranty	11,517	2,285
Other noncurrent liabilities	2,366	(2,544)
Net cash provided by operating activities	62,735	17,195
Cash flows from investing activities:
Purchases of property, plant and equipment	(59,092)	(50,636)
Acquisition of a business	(1,102)	—
Net cash used in investing activities	(60,194)	(50,636)
Cash flows from financing activities:
Proceeds from revolving and term loans	16,000	89,435
Repayments of revolving and term loans	—	(74,972)
Net repayments of accounts receivable financing	(5,415)	(3,915)
Proceeds from working capital loans	3,535	—
Repayments of working capital loans	(2,828)	—
Principal repayments of finance leases	(7,621)	—
Net repayments of other debt	(3,919)	(14,174)
Debt issuance costs	—	(281)
Proceeds from exercise of stock options	4,726	2,211
Repurchase of common stock including shares withheld in lieu of income taxes	(2,120)	(2,859)
Net cash provided by (used in) financing activities	2,358	(4,555)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(115)	(283)
Net change in cash, cash equivalents and restricted cash	4,784	(38,279)
Cash, cash equivalents and restricted cash, beginning of year	89,376	152,437
Cash, cash equivalents and restricted cash, end of period	$94,160	$114,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,397	$8,546
Cash paid for income taxes, net	15,033	4,279
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	6,594	4,340

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. The Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Yangzhou, China; Juárez, Mexico; Matamoros, Mexico; Izmir, Turkey; Chennai, India; Kolding, Denmark and Berlin, Germany.

References to TPI Composites, Inc, the “Company,” “we,” “us” or “our” in these notes refer to TPI Composites, Inc. and its consolidated subsidiaries.

Basis of Presentation

We divide our business operations into four geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico and (4) Europe, the Middle East, Africa and India (EMEAI) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used to manufacture wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our Rhode Island facility and at a second manufacturing facility in Newton, Iowa, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany which we purchased in July 2019 and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, the latter of which commenced operations in March 2019, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services.

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

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2019, and the results of our operations, comprehensive loss and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full years.

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

Revenue is primarily recognized over time as we have an enforceable right to payment upon termination and we may not use or sell the product to fulfill other customers’ contracts.  In addition, the customer does not have return or refund rights for items produced that conform to the specifications included in the contract. Because control transfers over time, revenue is recognized based on the extent of progress towards the completion of the performance obligation. We use the cost-to-cost input measure of progress for our contracts as this method provides the best representation of the production progress towards satisfaction of the performance obligation as the materials are distinct to the product being manufactured because of customer specifications provided for in the contract, the costs incurred are proportional to the progress towards completion of the product, and the products do not involve significant pre-fabricated component parts. Under the cost-to-cost method, progress and the related revenue recognition is determined by a ratio of direct costs incurred to date in fulfillment of the performance obligation to the total estimated direct costs required to complete the performance obligation.

Determining the revenue to be recognized for services performed under our manufacturing contracts involves significant judgments and estimates relating to the total consideration to be received and the expected total costs to complete the performance obligation.  The judgments and estimates relating to the total consideration to be received include the amount of variable consideration as our contracts typically provide the customer with a range of production output options from guaranteed minimum volume obligations to the production capacity of the facility, and customers will provide periodic non-cancellable commitments for the number of wind blades to be produced over the term of the agreement.  The total consideration also includes payments expected to be received associated with wind blade model transitions. We use historical experience, customer commitments and forecasted future production

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

based on the capacity of the plant to estimate the total revenue to be received to complete the performance obligation.  In addition, the amount of revenue per unit produced may vary based on the costs of production of the wind blades as we may be able to change the price per unit based on changes in the cost of production.  Further, some of our contracts provide opportunities for us to share in labor and material cost savings as well as absorb some additional costs as an incentive for more efficient production, both of which impact the margin realized on the contract and ultimately the total amount of revenue to be recognized.  Additionally, certain of our customer contracts provide for us to make concessions, such as in the form of liquidated damages, for missed production deadlines which are paid over a negotiated timeline.

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

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on manufacturing services contracts.  The contract assets are transferred to accounts receivable when the rights become unconditional, which generally occurs when customers are invoiced upon the determination that a product conforms to the contract specifications and invoices are due based on each customer’s negotiated payment terms, which, when factoring in supply chain financing arrangements, range from 5 to 25 days. We apply the practical expedient that allows us to exclude payment terms under one year from the transfer of a promised good or service from consideration of a significant financing component in its contracts. With regards to the production of precision molding and assembly systems, our contracts generally call for progress payments to be made in advance of production. Generally, payment is made at certain percentage of completion milestones with the final payment due upon delivery to the manufacturing facility. These progress payments are recorded within contract liabilities as current liabilities in the condensed consolidated balance sheets and are reduced as we record revenue over time. We evaluate indications that a customer may not be able to meet the obligations under our long-term supply agreements to determine if an account receivable or contract asset may be impaired.

Our customers may request, in situations where they do not have space available to receive products or do not want to take possession of products immediately for other reasons, that their finished products be stored by us in one of our facilities. Most of our contracts

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

provide for a limited number of wind blades to be stored during the period of the contract with any additional wind blades stored subject to additional storage fees, which are included in the wind blade product revenue.

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

Warranty accrual at September 30 consisted of the following:

2019
(in thousands)
Warranty accrual at beginning of year	$36,765
Accrual during the period	17,594
Cost of warranty services provided during the period	(2,409)
Reversal of reserves upon warranty expiration	(3,668)
Warranty accrual at end of period	$48,282

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Restructuring Charges

Our restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and employee relocation costs. Liabilities for costs associated with a restructuring activity are measured at fair value and are recognized when the liability is incurred, except for one-time termination benefits. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted-average shares outstanding	35,131	34,419	35,024	34,212
Effect of dilutive awards	—	1,863	—	1,734
Diluted weighted-average shares outstanding	35,131	36,282	35,024	35,946

Share-based compensation awards of 27,000 and 7,000 shares were excluded from the computation of diluted net income per share for the three months ended September 30, 2019 and 2018, respectively, because their effect would be anti-dilutive. Similarly, for the nine months ended September 30, 2019 and 2018, 14,000 and 63,000 shares were excluded from the computation of diluted net income per share because of their anti-dilutive effect. Further, we had 980,000 and 1,304,000 potentially dilutive shares outstanding for the three and nine months ended September 30, 2019, respectively, that were not included in the diluted net loss per share calculation because their effect would be anti-dilutive. In addition, certain performance-based restricted stock units have been excluded from the computation of diluted shares outstanding for all periods presented as the performance conditions had not yet been met.

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

The settlement value of the interest rate swap is $3.3 million as of September 30, 2019 and is included in other noncurrent liabilities in the condensed consolidated balance sheet.  The unrealized loss on the swap of $2.6 million, net of tax, as of September 30, 2019 is included in the condensed consolidated statement of other comprehensive loss. The settlement value of the interest rate swap was $0.8 million as of December 31, 2018 and was included in other noncurrent assets in the condensed consolidated balance sheet.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. In September 2019 we entered into the first of these foreign exchange forward contracts. We do not use such forward contracts for speculative or trading purposes.

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2019, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to nine months. These foreign exchange forward contracts qualified for accounting as cash flow hedges in accordance with ASC Topic 815, and we designated them as such.

As of September 30, 2019, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were 641.3 million Mexican Peso. The fair value of the foreign exchange forward contracts is $0.6 million as of September 30, 2019 and is included in accounts payable and accrued expense in the condensed consolidated balance sheet.  The unrealized loss on the foreign exchange forward contracts of $0.4 million, net of tax, as of September 30, 2019 is included in the condensed consolidated statement of other comprehensive loss.

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

	September 30,	December 31,	September 30,	December 31,
	2019	2018	2018	2017
	(in thousands)
Cash and cash equivalents	$92,085	$85,346	$110,838	$148,113
Restricted cash	1,600	3,555	2,845	3,849
Restricted cash included within other noncurrent assets	475	475	475	475
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$94,160	$89,376	$114,158	$152,437

Other Current Assets

Other current assets primarily include refundable value-added taxes and deposits. As of September 30, 2019, we had $22.2 million of refundable value-added taxes and $4.4 million of deposits.  As of December 31, 2018, we had $11.2 million of refundable value-added taxes and $5.6 million of deposits.

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

Note 2. Revenue From Contracts with Customers

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$25,857	$98,406	$111,855	$116,084	$352,202
Precision molding and assembly systems sales	1,479	8,915	4,655	—	15,049
Transportation sales	8,061	—	—	—	8,061
Other sales	5,246	793	1,180	1,305	8,524
Total net sales	$40,643	$108,114	$117,690	$117,389	$383,836

	Three Months Ended September 30, 2018
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$28,082	$61,139	$78,892	$66,795	$234,908
Precision molding and assembly systems sales	775	7,608	89	—	8,472
Transportation sales	6,769	—	—	—	6,769
Other sales	1,063	1,480	584	1,700	4,827
Total net sales	$36,689	$70,227	$79,565	$68,495	$254,976

	Nine Months Ended September 30, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$84,328	$238,947	$278,685	$328,956	$930,916
Precision molding and assembly systems sales	2,845	20,856	15,475	—	39,176
Transportation sales	20,717	—	—	—	20,717
Other sales	14,239	1,728	3,557	4,054	23,578
Total net sales	$122,129	$261,531	$297,717	$333,010	$1,014,387

	Nine Months Ended September 30, 2018
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$100,723	$196,490	$190,530	$187,698	$675,441
Precision molding and assembly systems sales	4,997	25,516	1,067	—	31,580
Transportation sales	18,281	—	—	—	18,281
Other sales	3,507	3,822	2,285	4,651	14,265
Total net sales	$127,508	$225,828	$193,882	$192,349	$739,567

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

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2019	2018	$ Change
	(in thousands)
Gross contract assets	$169,012	$127,568	$41,444
Less: reclassification from contract liabilities	(4,444)	(10,860)	6,416
Contract assets	$164,568	$116,708	$47,860

	September 30,	December 31,
	2019	2018	$ Change
	(in thousands)
Gross contract liabilities	$6,585	$18,003	$(11,418)
Less: reclassification to contract assets	(4,444)	(10,860)	6,416
Contract liabilities	$2,141	$7,143	$(5,002)

Contracts assets increased by $47.9 million from December 31, 2018 to September 30, 2019 due to incremental unbilled production during the nine months ended September 30, 2019. Contracts liabilities decreased by $5.0 million from December 31, 2018 to September 30, 2019 due to the amounts billed to customers exceeding the revenue earned related to precision molding and assembly systems and wind blades being produced in the nine months ended September 30, 2019.

The time it takes to produce a single blade is typically between 5 to 7 days. The time it takes to produce a mold is typically between 3 to 6 months.

For the nine months ended September 30, 2019, we recognized $7.1 million of revenue, which was included in the corresponding contract liability balance at the beginning of the period. No such revenue was recognized during the three months ended September 30, 2019.

Performance Obligations

Remaining performance obligations represent the estimated transaction price of firm orders for which work has not been performed and excludes any unexercised contract options.

As of September 30, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $4.8 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows: 8 percent in the remainder of 2019, 32 percent in 2020, 28 percent in 2021, 20 percent in 2022 and the remaining 12 percent in 2023.

For the three and nine months ended September 30, 2019, net revenue recognized from our performance obligations satisfied in previous periods was reduced by $3.5 million and $16.0 million, respectively, as compared to reductions of $3.9 million and $7.9 million, respectively, in the same periods of 2018. The current year decrease primarily related to changes in certain of our estimated total contract values and related percentage of completion estimates.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract.  We factor these costs into our estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of September 30, 2019, the cost and

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

accumulated amortization of such assets totaled $7.0 million and $2.7 million, respectively. As of December 31, 2018, the cost and accumulated amortization of such assets totaled $5.6 million and $2.1 million, respectively. These amounts are included in other noncurrent assets in the condensed consolidated balance sheets and in cost of goods sold within the condensed consolidated statements of operations.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers and consequently, our production levels are dependent on these customers’ orders. See Note 12, Concentration of Customers. In April 2019, one of our customers, Senvion GmbH (Senvion), entered into a provisional self-administration procedure as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany. As a result of this event, we reevaluated the outstanding accounts receivables due from Senvion, the revenue recognized under our contract with Senvion, as well as the property, plant and equipment at our Taicang Port, China facility where we manufactured blades for Senvion. As a result of that reevaluation, we revised our estimate of consideration to be received under the contract, which reduced the revenues recorded in the nine months ended September 30, 2019 by $7.8 million. We also revised the useful life of the property, plant and equipment which was being used to fulfill the Senvion contract and which does not have an alternative use. The revision of the useful life for these assets resulted in the acceleration of $2.5 million of depreciation expense which was recorded in cost of goods sold in the condensed consolidated statement of operations for the nine months ended September 30, 2019. In July 2019, we entered into a new agreement directly with the wind farm operator of the project to whom Senvion was supplying the wind blades we had manufactured. Under this agreement, the wind farm operator agreed to purchase from us the undelivered wind blades and pay us for the remaining accounts receivable unpaid by Senvion, totaling approximately 90% of the $16.2 million gross amounts invoiced and invoiceable, but not yet collected from Senvion.

In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike demanding an increase in their hourly wage rate and the payment of an annual bonus, even though our collective bargaining agreement does not provide for such incentives. During this work stoppage, production was halted at our Matamoros manufacturing facility from February 15, 2019 until March 2, 2019. Although we ultimately resolved the matter in early March 2019, this disruption, along with the loss of nearly 50% of the workforce in Matamoros because of actions taken during the strike and a resulting slower than planned start up in 2018, had a significant impact on production during the first quarter of 2019. Given the heavy demand for wind blades in the U.S. market in 2019, our liquidated damages provisions with our customers are quite stringent.  As a result, in addition to the impact of the lost production and in accordance with the terms of the agreement, we have reduced the total consideration expected to be received under the customer contract for the estimated liquidated damages expected to be incurred based on missed production commitments. For the nine months ended September 30, 2019, this amount is estimated to be $11.7 million.

We have experienced construction and startup delays with respect to our new manufacturing facility in Yangzhou, China.  These delays have also reduced the total consideration expected to be received under the customer contract for the estimated liquidated damages expected to be incurred of $7.8 million during the nine months ended September 30, 2019.

We also have experienced extended startup delays and challenges with respect to our Newton, Iowa transportation facility, which had an adverse impact on our results of operations for the nine months ended September 30, 2019.  We expect that these delays and challenges also will have an adverse impact on our results of operations for the balance of 2019.

We maintain our U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2019 and 2018. At September 30, 2019 and December 31, 2018, we had $53.3 million and $53.7 million, respectively, of cash in deposit accounts in U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At September 30, 2019, this included $21.9  million in Turkey, $13.8 million in China, $2.3 million in Mexico, $0.4 million in Denmark and $0.4 million in India. We have not experienced losses in these accounts. In addition, at September 30, 2019, we had short-term deposits in interest bearing accounts of $1.6 million in China, which are reported as restricted cash in our condensed consolidated balance sheets. At September 30, 2019, we also had long-term deposits in interest bearing accounts of $0.5 million in Iowa which are reported as restricted cash within the caption other noncurrent assets in our condensed consolidated balance sheets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Trade accounts receivable	$145,691	$172,667
Other accounts receivable	7,034	4,148
Total accounts receivable	$152,725	$176,815

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Machinery and equipment	$152,294	$119,737
Buildings	14,376	15,080
Leasehold improvements	47,157	38,747
Office equipment and software	32,040	26,363
Furniture	22,264	19,579
Vehicles	467	287
Construction in progress	17,814	17,390
Total property, plant and equipment, gross	286,412	237,183
Accumulated depreciation	(92,424)	(77,760)
Property, plant and equipment, net	$193,988	$159,423

Total depreciation expense for the three months ended September 30, 2019 and 2018 was $9.7 million and $5.8 million, respectively, and $26.2 million and $18.6 million for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, the cost and accumulated amortization of assets under finance leases were $45.2 million and $16.0 million, respectively.

Note 6. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	September 30,	December 31,
	2019	2018
	(in thousands)
Senior revolving loan—U.S.	$106,414	$90,414
Accounts receivable financing—EMEAI	9,109	14,524
Equipment financing—EMEAI	8,677	12,197
Working capital loans—Asia	707	—
Equipment finance lease—U.S.	309	111
Equipment finance lease—EMEAI	5,937	6,738
Equipment finance lease—Mexico	12,222	14,517
Total debt - principal	143,375	138,501
Less: Debt issuance costs	(723)	(878)
Total debt, net of debt issuance costs	142,652	137,623
Less: Current maturities of long-term debt	(19,262)	(27,058)
Long-term debt, net of debt issuance costs and current maturities	$123,390	$110,565

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

During the nine months ended September 30, 2019, we issued to certain employees and non-employee directors an aggregate of 196,418 timed-based RSUs, 116,898 PSUs that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2019 through December 31, 2021, and 165,071 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2021. All of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of the 2015 Plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$(35)	$313	$313	$1,268
General and administrative expenses	1,717	1,659	4,291	5,703
Total share-based compensation expense	$1,682	$1,972	$4,604	$6,971

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
RSUs	$869	$1,112	$2,800	$3,595
Stock options	225	460	955	2,491
PSUs	588	400	849	885
Total share-based compensation expense	$1,682	$1,972	$4,604	$6,971

As of September 30, 2019, the unamortized cost of the outstanding RSUs and PSUs was $5.3 million and $5.4 million, respectively, which we expect to recognize in the condensed consolidated financial statements over weighted-average periods of approximately 1.9 years and 2.3 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $2.3 million, which we expect to recognize in the condensed consolidated financial statements over a weighted-average period of approximately 1.8 years. Share-based compensation expense for the nine months ended September 30, 2019 includes a reversal of expense related to the probability that certain PSUs will not fully vest.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The summary of activity under our incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2018	5,980,605	2,600,694	$13.41	1,415,948	425,876	$18.75	249,249	$22.67
Increase in shares authorized	1,387,123	—	—		—	—	—	—
Granted	(774,557)	296,170	21.89		196,418	26.99	281,969	29.25
Exercised/vested	—	(318,475)	14.84		(236,187)	15.42	—	—
Forfeited/cancelled	98,293	(51,412)	15.80		(23,518)	24.77	(23,363)	25.46
Balance as of September 30, 2019	6,691,464	2,526,977	14.18	1,572,085	362,589	24.99	507,855	26.19

The grant date fair value of RSUs which vested during the nine months ended September 30, 2019 was $3.6 million.  In addition, during the nine months ended September 30, 2019, we repurchased 79,040 shares for $2.1 million related to tax withholding requirements on vested RSU awards. The total intrinsic value of stock options outstanding and exercisable as of September 30, 2019 was $12.7 million and $9.2 million, respectively.

The following table summarizes the outstanding and exercisable stock option awards as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	16,397	0.8	$8.49	16,397	$8.49
$10.87	1,477,721	5.7	10.87	1,066,871	10.87
$11.00 to $16.53	320,001	6.3	15.95	226,400	16.06
$18.70	215,560	6.7	18.70	164,256	18.70
$18.77 to $29.26	497,298	9.0	21.08	98,161	20.00
$8.49 to $29.26	2,526,977	6.5	14.18	1,572,085	12.98

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)
Operating lease cost	$7,893	$23,830

Finance lease cost
Amortization of assets under finance leases	$1,749	$4,970
Interest on finance leases	323	1,119
Total finance lease cost	$2,072	$6,089

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under noncancelable leases as of September 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2019	$6,077	$1,728
2020	25,615	6,427
2021	22,377	6,209
2022	21,335	5,451
2023	20,752	660
Thereafter	77,584	72
Total future minimum lease payments	173,740	20,547
Less: interest	(43,863)	(2,079)
Total lease liabilities	$129,877	$18,468

Total lease liabilities as of September 30, 2019 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Current operating lease liabilities	$16,730	$—
Current maturities of long-term debt	—	5,590
Noncurrent operating lease liabilities	113,147	—
Long-term debt, net of debt issuance costs and current maturities	—	12,878
Total lease liabilities	$129,877	$18,468

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Other information related to leases was as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,586	$22,977
Operating cash flows from finance leases	323	1,119
Financing cash flows from finance leases	2,150	7,621

Right of use assets obtained in exchange for new lease obligations:
Operating leases	—	12,205
Finance leases	200	5,122

	September 30,
	2019
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.6
Finance leases	3.3

Weighted-Average Discount Rate:
Operating leases	7.5%
Finance leases	6.4%

As of September 30, 2019, we have an additional lease related to our new manufacturing facility in Chennai, India of approximately $60 million which has not yet commenced, but which we expect will commence in the first half of 2020 with an initial term of ten years.

Note 9. Income Taxes

Income taxes for the three and nine months ended September 30, 2019 were higher than for the corresponding periods ended September 30, 2018 primarily due to the earning mix by jurisdiction in 2019 as compared to 2018, and due to the reversal of the U.S. valuation allowance in the three months ended September 30, 2018.

We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

An ownership change under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code) was deemed to occur in June 2018. In general, a Section 382 and 383 ownership change occurs if there is a cumulative change in our ownership by “5% shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. Based on the analysis performed, however, we do not believe that the Section 382 and 383 annual limitation will materially impact our ability to utilize the tax attributes that existed as of the date of the ownership change. Additional ownership changes in the future could result in additional limitations to our net operating loss carryforwards and credits.

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

In accordance with these plans, during the three and nine months ended September 30, 2019, we incurred a net reversal of $0.1 million and total charges of $3.7 million, respectively. These charges and reversals are located within the caption “Restructuring charges

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(reversals), net” in the accompanying condensed consolidated statements of operations. We expect to incur additional charges under these plans of approximately $0.1 million throughout the remainder of 2019.

Note 11. Commitments and Contingencies

Legal Proceedings

In 2015, a complaint was filed against us in the Superior Court of the State of Arizona (Maricopa County) by a former employee, alleging that we had agreed to compensate the employee upon any future sale or initial public offering of the Company. Upon completion of the June 2019 trial, the court ruled as a matter of law in our favor on certain of the claims against us and the jury reached a verdict in our favor on the remainder of the claims against us. As a result of the trial, we were not obligated to pay any damages or losses to the former employee.

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

Note 12. Concentration of Customers

Revenues from certain customers in excess of 10 percent of our total consolidated revenues are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Vestas	$176,018	45.9%	$73,584	28.9%	$446,733	44.0%	$226,153	30.6%
GE	96,312	25.1%	81,699	32.0%	272,859	26.9%	244,534	33.1%
Nordex	61,514	16.0%	46,103	18.1%	170,044	16.8%	141,663	19.1%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2019	2018
Customer	% of Total	% of Total
Vestas	47.5%	46.7%
Nordex	20.3%	25.7%

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues by segment:
U.S.	$40,643	$36,689	$122,129	$127,508
Asia	108,114	70,227	261,531	225,828
Mexico	117,690	79,565	297,717	193,882
EMEAI	117,389	68,495	333,010	192,349
Total revenues	$383,836	$254,976	$1,014,387	$739,567
Revenues by geographic location (1):
U.S.	$40,643	$36,689	$122,129	$127,508
China	108,114	70,227	261,531	225,828
Mexico	117,690	79,565	297,717	193,882
Turkey and India	117,389	68,495	333,010	192,349
Total revenues	$383,836	$254,976	$1,014,387	$739,567
Income (loss) from operations:
U.S. (2)	$(17,510)	$(18,687)	$(54,235)	$(41,030)
Asia	13,448	7,401	4,779	23,204
Mexico	(4,954)	5,447	(1,258)	9,932
EMEAI	21,134	13,050	55,673	36,262
Total income from operations	$12,118	$7,211	$4,959	$28,368

	September 30,	December 31,
	2019	2018
	(in thousands)
Property, plant and equipment, net:
U.S.	$34,598	$34,825
Asia (China)	47,913	31,924
Mexico	82,962	65,981
EMEAI (Turkey and India)	28,515	26,693
Total property, plant and equipment, net	$193,988	$159,423

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in our U.S. segment includes corporate general and administrative costs of $10.6 million and $9.8 million for the three months ended September 30, 2019 and 2018, respectively and $27.8 million and $31.9 million for the nine months ended September 30, 2019 and 2018, respectively.

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

OVERVIEW

Our Company

We are the largest and only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of November 6, 2019, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $3.2 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.8 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 96% and 95% of our total net sales for the three months ended September 30, 2019 and 2018, respectively, and approximately 96% of our total net sales for each of the nine months ended September 30, 2019 and 2018. We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.

We divide our business operations into four geographic operating segments - (1) the United States (U.S.), (2) Asia, (3) Mexico and (4) Europe, the Middle East, Africa and India (EMEAI) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used to manufacture wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our Rhode Island facility and at a second manufacturing facility in Newton, Iowa, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany which we purchased in July 2019 and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, the latter of which commenced operations in March 2019, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services.

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

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

We expect that the number of manufacturing lines in transition and start up will increase during the year ending December 31, 2020 and this increase will have an adverse impact on our profitability and results of operations for such period.

In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike demanding an increase in their hourly wage rate and the payment of an annual bonus, even though our collective bargaining agreement does not provide for such incentives. During this work stoppage, production was halted at our Matamoros manufacturing facility from February 15, 2019 until March 2, 2019. Although we ultimately resolved the matter in early March 2019, this disruption, along with the loss of nearly 50% of the workforce in Matamoros because of actions taken during the strike and a resulting slower than planned start up in 2018, had a significant impact on production during the first quarter of 2019. Given the heavy demand for wind blades in the U.S. market in 2019, our liquidated damages provisions with our customers are quite stringent. As a result, in addition to the impact of the lost production and in accordance with the terms of the agreement, we have reduced the total consideration expected to be received under the customer contract for the estimated liquidated damages expected to be incurred based on missed production commitments. For the nine months ended September 30, 2019, this amount is estimated to be $11.7 million.  Although our operations at our Matamoros, Mexico facility improved and stabilized during the second and third quarters of 2019, we expect these production delays will also impact volume in the fourth quarter.  We estimate that the total impact of the lost volume, liquidated damages and compensation costs related to the settlement of the strike is expected to be approximately $38 million for the twelve months ending December 31, 2019.

In April 2019, one of our customers, Senvion GmbH (Senvion), entered into a provisional self-administration procedure as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany. As a result of this event, we reevaluated the outstanding accounts receivables due from Senvion, the revenue recognized under our contract with Senvion as well as the property, plant and equipment at our Taicang Port, China facility where we manufactured blades for Senvion. As a result of that reevaluation, we revised our estimate of consideration to be received under the contract, which reduced the revenues recorded in the nine months ended September 30, 2019 by $7.8 million. We also revised the useful life of the property, plant and equipment which was being used to fulfill the Senvion contract which does not have an alternative use. The reevaluation had an adverse impact on our results of operations for the nine months ended September 30, 2019 and the lost production from Senvion will have an adverse effect on our results of operations for the remainder of 2019.

In July 2019, we entered into a new agreement directly with the wind farm operator of the project to whom Senvion was supplying the wind blades we had manufactured. Under this agreement, the wind farm operator agreed to purchase from us the undelivered wind blades and pay us for the remaining accounts receivable unpaid by Senvion, totaling approximately 90% of the $16.2 million gross amounts invoiced and invoiceable, but which had not yet been collected. We received $6.2 million in cash in July 2019, with the remaining amount to be collected upon final delivery of the remaining wind blades via irrevocable letters of credit. This adjustment to revenue and accounts receivable was recognized in third quarter of 2019.

We have experienced construction and startup delays with respect to our new manufacturing facility in Yangzhou, China.  These delays have also reduced the total consideration expected to be received under the customer contract for the estimated liquidated damages expected to be incurred of $7.8 million during the nine months ended September 30, 2019.

We also have experienced extended startup delays and challenges with respect to our Newton, Iowa transportation facility, which had an adverse impact on our results of operations for the nine months ended September 30, 2019.  We expect that these delays and challenges also will have an adverse impact on our results of operations for the balance of 2019. We also expect to continue to operate our Newton, Iowa transportation facility at a loss in 2020, but such projected loss is expected to be less than the loss in the year ending December 31, 2019.

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

General and Administrative Expenses

General and administrative expenses primarily relate to the unallocated portion of costs incurred at our corporate headquarters and our research facilities and include salaries, benefits and other personnel related costs for employees engaged in research and development, engineering, finance, internal audit, information technology, human resources, business development, global operational excellence, global supply chain, in-house legal and executive management. Other costs include outside legal and accounting fees, risk management (insurance), share-based compensation and certain other administrative and global resources costs.

The research and development expenses incurred at our Warren, Rhode Island location, our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the three months ended September 30, 2019 and 2018 and for the nine months ended September 30, 2019 and 2018, research and development expenses totaled $0.2 million, $0.2 million, $0.7 million and $0.6 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$383,836	$254,976	$1,014,387	$739,567
Total billings (1)	$385,603	$240,699	$969,543	$701,755
Net income (loss)	$(4,571)	$9,532	$(14,847)	$14,127
EBITDA (1)	$26,302	$7,419	$33,876	$38,494
Adjusted EBITDA (1)	$27,619	$17,572	$50,091	$58,422
Capital expenditures			$59,092	$50,636
Free cash flow (1)			$3,643	$(33,441)

	September 30,	December 31,
	2019	2018
	(in thousands)
Total debt, net of debt issuance costs	$142,652	$137,623
Net debt (1)	$(51,290)	$(53,155)

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA, free cash flow and net debt to net sales, net income (loss), net income (loss), net cash provided by operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

Total billings

We define total billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We monitor total billings, and believe it is useful to present to investors as a supplement to our GAAP measures, because we believe it more directly correlates to sales activity and operations based on the timing of actual transactions with our customers, which facilitates comparison of our performance between periods and provides a more timely indication of trends in sales. Under GAAP, total net sales recognized on products in production represents the total amount that we have recognized as revenue under the cost-to-cost method for services performed during the period under our long-term supply agreements. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 5 to 25 days after receipt of the invoice based on negotiated payment terms and when considering our supply chain financing arrangements.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Net sales	$383,836	$254,976	$1,014,387	$739,567
(Increase) decrease in gross contract assets	2,303	(1,434)	(41,444)	(24,526)
Foreign exchange impact (1)	(536)	(12,843)	(3,400)	(13,286)
Total billings	$385,603	$240,699	$969,543	$701,755

Net income (loss)	$(4,571)	$9,532	$(14,847)	$14,127
Adjustments:
Depreciation and amortization	9,948	5,878	27,732	19,080
Interest expense (net of interest income)	2,087	2,278	6,278	8,247
Loss on extinguishment of debt	—	—	—	3,397
Income tax provison (benefit)	18,838	(10,269)	14,713	(6,357)
EBITDA	26,302	7,419	33,876	38,494
Share-based compensation expense	1,682	1,972	4,604	6,971
Realized (gain) loss on foreign currency remeasurement	(3,719)	8,181	1,050	12,957
Realized loss on sale of assets	3,354	—	10,561	—
Adjusted EBITDA	$27,619	$17,572	$50,091	$58,422

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)

Net cash provided by operating activities	$62,735	$17,195
Less capital expenditures	(59,092)	(50,636)
Free cash flow	$3,643	$(33,441)

Net debt is reconciled as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$92,085	$85,346
Less total debt, net of debt issuance costs	(142,652)	(137,623)
Less debt issuance costs	(723)	(878)
Net debt	$(51,290)	$(53,155)

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Sets	858	589	2,236	1,734
Estimated megawatts	2,491	1,625	6,381	4,633
Utilization	88%	69%	74%	68%
Dedicated manufacturing lines	52	51	54	51
Manufacturing lines installed	48	39	48	39
Manufacturing lines in operation	30	28	24	11
Manufacturing lines in startup	10	5	14	13
Manufacturing lines in transition	8	6	10	15

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended September 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	September 30,
	2019		2018
	(dollars in thousands)
Net sales	$383,836	100.0%	$254,976	100.0%
Cost of sales	335,778	87.5	216,594	84.9
Startup and transition costs	22,127	5.7	21,415	8.4
Total cost of goods sold	357,905	93.2	238,009	93.3
Gross profit	25,931	6.8	16,967	6.7
General and administrative expenses	10,608	2.8	9,756	3.8
Realized loss on sale of assets	3,354	0.9	—	0.0
Restructuring charges (reversals), net	(149)	(0.1)	—	0.0
Income from operations	12,118	3.2	7,211	2.9
Other income (expense)	2,149	0.5	(7,948)	(3.2)
Income (loss) before income taxes	14,267	3.7	(737)	(0.3)
Income tax benefit (provision)	(18,838)	(4.9)	10,269	4.0
Net income (loss)	$(4,571)	(1.2)%	$9,532	3.7%

Net sales for the three months ended September 30, 2019 increased by $128.9 million or 50.5% to $383.8 million compared to $255.0 million in the same period in 2018. Net sales of wind blades increased by 49.9% to $352.2 million for the three months ended September 30, 2019 as compared to $234.9 million in the same period in 2018. The increase was primarily driven by a 44% increase in the number of wind blades produced during the three months ended September 30, 2019 compared to the same period in 2018 largely as a result of increased production at our Turkey, Mexico and China facilities. This increase was also due to a higher average sales price due to the mix of wind blade models produced during the three months ended September 30, 2019 compared to the same period in 2018. This increase was partially offset by a decrease in the year over year number of wind blades still in the production process at the end of the period. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2019 were $15.0 million as compared to $8.5 million in the same period in 2018. Additionally, there was a $5.0 million increase in transporation and other sales during the three months ended September 30, 2019 as compared to the same period in 2018. Total billings for the three months ended September 30, 2019 increased by $144.9 million or 60.2% to $385.6 million compared to $240.7 million in the 2018 period. The impact of the fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations on consolidated net sales and total billings for the three months ended September 30, 2019 was a net decrease of 1.6% and 1.5%, respectively, as compared to 2018.

Total cost of goods sold for the three months ended September 30, 2019 was $357.9 million and included $13.1 million related to 10 lines in startup in our plants in Mexico and China and the startup of new wind blade models for a customer in Turkey and $9.0 million of transition costs related to eight lines in transition during the quarter. This compares to total cost of goods sold for the three months ended September 30, 2018 of $238.0 million and included $19.0 million related to startup costs in our new plants in Turkey, Mexico and Iowa, the startup costs related to a new customer in Taicang, China and $2.4 million of transition costs related to the six lines in transition during the quarter. Cost of goods sold as a percentage of net sales remained consistent during the three months ended September 30, 2019 as compared to the same period in 2018, driven primarily by the extended startup of our Newton, Iowa transportation facility, offset by the impact of savings in raw material costs and foreign currency fluctuations. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 0.9% for three months ended September 30, 2019 as compared to 2018.

General and administrative expenses for the three months ended September 30, 2019 totaled $10.6 million, or 2.8% of net sales, compared to $9.8 million, or 3.8% of net sales, for the same period in 2018. The decrease as a percentage of net sales was primarily driven by lower incentive compensation.

Realized loss on sale of assets for the three months ended September 30, 2019 totaled $3.4 million, comprised of $2.5 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers and $0.9 million of realized losses on the sale of assets at our corporate and manufacturing facilities. There were no corresponding charges for the same period in 2018.

Restructuring reversals for the three months ended September 30, 2019 totaled $0.1 million related to the wind down of our Fall River, Massachusetts facility.

Other income totaled $2.1 million for the three months ended September 30, 2019 as compared to other expense totaling $7.9 million for the same period in 2018. The decrease in the expense was primarily due to a $11.9 million decrease in realized losses on foreign currency remeasurement, partially offset by a $2.0 million decrease in miscellaneous income in the three months ended September 30, 2019 as compared to the same period in 2018.

Income taxes reflected a provision of $18.8 million for the three months ended September 30, 2019 as compared to a benefit of $10.3 million for the same period in 2018. The increase in taxes was primarily due to the benefit for the reversal of the valuation allowance related to our U.S. federal deferred tax assets in the three months ended September 30, 2018 and the earnings mix by jurisdiction in the three months ended September 30, 2019 as compared to the same period in 2018.

Net loss for the three months ended September 30, 2019 was $4.6 million as compared to a net income of $9.5 million in the same period in 2018. The decrease was primarily due to the reasons set forth above. The net loss per share was $0.13 for the three months ended September 30, 2019, compared to diluted income per share of $0.26 for the three months ended September 30, 2018.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the three months ended September 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	September 30,
	2019	2018
Net Sales	(in thousands)
U.S.	$40,643	$36,689
Asia	108,114	70,227
Mexico	117,690	79,565
EMEAI	117,389	68,495
Total net sales	$383,836	$254,976

	Three Months Ended
	September 30,
	2019	2018
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(17,510)	$(18,687)
Asia	13,448	7,401
Mexico	(4,954)	5,447
EMEAI	21,134	13,050
Total income from operations	$12,118	$7,211
(1)

Includes the costs of our corporate headquarters, our advanced engineering center in Kolding, Denmark and our engineering center in Berlin, Germany totaling $10.6 million and $9.8 million for the three months ended September 30, 2019 and 2018, respectively.

U.S. Segment

Net sales for the three months ended September 30, 2019 increased by $4.0 million or 10.8% to $40.6 million compared to $36.7 million in the same period in 2018. Net sales of wind blades decreased to $25.9 million during the three months ended September 30, 2019 as compared to $28.1 million in the same period of 2018. The decrease was primarily due to a 36% reduction in the number of wind blades produced in the three months ended September 30, 2019 as compared to the same period in 2018 because of wind blade model transitions, partially offset by a higher average sales price due to the mix of wind blade models produced in both periods. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2019 were

$1.5 million compared to $0.8 million during the same period in 2018. Additionally, there was a $5.5 million increase in transportation and other sales during the three months ended September 30, 2019 as compared to the same period in 2018.

The loss from operations in the U.S. segment for the three months ended September 30, 2019 was $17.5 million as compared to a loss of $18.7 million in the same period in 2018. As previously discussed, the loss amounts include corporate general and administrative costs of $10.6 million and $9.8 million for the three months ended September 30, 2019 and 2018, respectively. The 2019 operating results were also unfavorably impacted by the extended startup at our Newton, Iowa transportation facility, transition costs at our Newton, Iowa blade facility and by the lower wind blade volume discussed above.

Asia Segment

Net sales for the three months ended September 30, 2019 increased by $37.9 million or 53.9% to $108.1 million compared to $70.2 million in the same period in 2018. Net sales of wind blades were $98.4 million in the three months ended September 30, 2019 compared to $61.1 million in the same period of 2018. This increase reflects a 48% net increase in overall wind blade volume and an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods, notwithstanding the reduced production in Taicang, China as a result of Senvion’s insolvency. This increase was partially offset by a decrease in the year over year number of wind blades still in the production process at the end of the period. Net sales from the manufacturing of precision molding and assembly systems totaled $8.9 million during the three months ended September 30, 2019 compared to $7.6 million during the same period in 2018. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 1.0% on net sales during the three months ended September 30, 2019 as compared to the same period in 2018.

The income from operations in the Asia segment for the three months ended September 30, 2019 was $13.4 million as compared to income of $7.4 million in the same period in 2018. This increase was primarily due to the overall increase in wind blade volume noted above as well as a decrease in startup and transition costs. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a favorable impact of 0.2% on cost of goods sold for the three months ended September 30, 2019 as compared to the 2018 period.

Mexico Segment

Net sales in the three months ended September 30, 2019 increased by $38.1 million or 47.9% to $117.7 million compared to $79.6 million in the same period in 2018. The increase reflects a 52% net increase in overall wind blade volume and an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2019 were $4.7 million compared to $0.1 million during the same period in 2018.

The loss from operations in the Mexico segment for the three months ended September 30, 2019 was $5.0 million as compared to income from operations of $5.4 million in the same period in 2018. The decrease was due primarily to a significant amount of underutilized labor in Matamoros as well as increased startup and transition costs, partially offset by the overall increase in wind blade volume noted above as well as from savings in raw material costs. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.5% on cost of goods sold for the three months ended September 30, 2019 as compared to 2018.

EMEAI Segment

Net sales during the three months ended September 30, 2019 increased by $48.9 million or 71.4% to $117.4 million compared to $68.5 million in the same period in 2018. The increase was driven by an 89% increase in wind blade volume at our two Turkey plants. This increase was partially offset by a decrease in the average sales price of wind blades delivered in the comparative periods. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 4.2% on net sales during the three months ended September 30, 2019 as compared to 2018.

The income from operations in the EMEAI segment for the three months ended September 30, 2019 was $21.1 million as compared to $13.1 million in the same period in 2018. The increase was primarily driven by the increased wind blade production at our two Turkey plants, and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 2.7% for the three months ended September 30, 2019 as compared to 2018, partially offset by higher material costs related to a new product at our second Turkey plant and increased startup costs, including at our new plant in India.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table summarizes certain information relating to our operating results and related percentage of net sales for the nine months ended September 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2019		2018
	(dollars in thousands)
Net sales	$1,014,387	100.0%	$739,567	100.0%
Cost of sales	904,135	89.1	625,817	84.6
Startup and transition costs	63,206	6.3	53,474	7.2
Total cost of goods sold	967,341	95.4	679,291	91.8
Gross profit	47,046	4.6	60,276	8.2
General and administrative expenses	27,801	2.7	31,908	4.3
Realized loss on sale of assets	10,561	1.0	—	0.0
Restructuring charges	3,725	0.4	—	0.0
Income (loss) from operations	4,959	0.5	28,368	3.9
Other expense	(5,093)	(0.5)	(20,598)	(2.8)
Income (loss) before income taxes	(134)	0.0	7,770	1.1
Income tax benefit (provision)	(14,713)	(1.5)	6,357	0.8
Net income (loss)	$(14,847)	(1.5)%	$14,127	1.9%

Net sales for the nine months ended September 30, 2019 increased by $274.8 million or 37.2% to $1,014.4 million compared to $739.6 million in the same period in 2018. Net sales of wind blades increased by 37.8% to $930.9 million for the nine months ended September 30, 2019 as compared to $675.4 million in the same period in 2018. The increase was primarily driven by a 28% increase in the number of wind blades produced during the nine months ended September 30, 2019 compared to the same period in 2018 largely as a result of increased production at our Turkey, Mexico and China facilities, and an increase in the year over year number of wind blades still in the production process at the end of the period. The increase was also due to a higher average sales price due to the mix of wind blade models produced during the nine months ended September 30, 2019 compared to the same period in 2018. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2019 were $39.2 million as compared to $31.6 million in the same period in 2018. Additionally, there was a $11.7 million increase in transporation and other sales during the nine months ended September 30, 2019 as compared to the same period in 2018. Total billings for the nine months ended September 30, 2019 increased by $267.8 million or 38.2% to $969.5 million compared to $701.8 million in the same period in 2018. The impact of the fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations on consolidated net sales and total billings for the nine months ended September 30, 2019 was a net decrease of 2.5% and 2.6%, respectively, as compared to 2018.

Total cost of goods sold for the nine months ended September 30, 2019 was $967.3 million and included $43.9 million related to 14 lines in startup in our plants in Mexico and China and the startup of new wind blade models for a customer in Turkey and $19.3 million of transition costs related to the 10 lines in transition during the period. This compares to total cost of goods sold for the nine months ended September 30, 2018 of $679.3 million and included $41.4 million related to startup costs in our new plants in Turkey, Mexico and Iowa, the startup costs related to a new customer in Taicang, China and $12.1 million of transition costs related to 15 lines in transition. Cost of goods sold as a percentage of net sales increased by four percentage points during the nine months ended September 30, 2019 as compared to the same period in 2018, driven primarily by the extended startup of our Newton, Iowa transportation facility, a significant increase in underutilized labor in Matamoros, Mexico and a $9.7 million increase in startup and transition costs, partially offset by the impact of savings in raw material costs and foreign currency fluctuations. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 3.8% for the nine months ended September 30, 2019 as compared to 2018.

General and administrative expenses for the nine months ended September 30, 2019 totaled $27.8 million, or 2.7% of net sales, compared to  $31.9 million, or 4.3% of net sales, for the same period in 2018. The decrease as a percentage of net sales was primarily driven by lower incentive compensation and a reduction in the performance assumptions related to certain of our share-based plans.

Realized loss on sale of assets for the nine months ended September 30, 2019 totaled $10.6 million, comprised of $5.6 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers and $5.0 million of realized losses on the sale of assets at our corporate and manufacturing facilities. There were no corresponding charges for the same period in 2018.

Restructuring charges, primarily relating to the closing of our Taicang City, China manufacturing facility, for the nine months ended September 30, 2019 totaled $3.7 million with no corresponding charges for the same period in 2018. These charges included $3.3 million of severance benefits to terminated employees and $0.4 million of other charges, primarily related to exit costs.

Other expense totaled $5.1 million for the nine months ended September 30, 2019 as compared to an expense of $20.6 million for the same period in 2018. The decrease was primarily due to a $11.9 million decrease in realized losses on foreign currency remeasurement and a $5.4 million decrease in interest expense in the nine months ended September 30, 2019 as compared to the same period in 2018 primarily related to the loss on the extinguishment of debt of $3.4 million in the 2018 period. These decreases were partially offset by a $1.8 million decrease in miscellaneous income.

Income taxes reflected a provision of $14.7 million for the nine months ended September 30, 2019 as compared to a benefit of $6.4 million for the same period in 2018. The increase in taxes was primarily due to the benefit for the reversal of the valuation allowance related to our U.S. federal deferred tax assets in the three months ended September 30, 2018 and the earnings mix by jurisdiction in the nine months ended September 30, 2019  as compared to the same period in 2018.

Net loss for the nine months ended September 30, 2019 was $14.8 million as compared to net income of $14.1 million in the same period in 2018. The decrease was primarily due to the reasons set forth above. The net loss per share was $0.42 for the nine months ended September 30, 2019, compared to diluted income per share of $0.39 for the nine months ended September 30, 2018.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the nine months ended September 30, 2019 and 2018 that has been derived from our unaudited condensed consolidated financial statements.

	Nine Months Ended
	September 30,
	2019	2018
Net Sales	(in thousands)
U.S.	$122,129	$127,508
Asia	261,531	225,828
Mexico	297,717	193,882
EMEAI	333,010	192,349
Total net sales	$1,014,387	$739,567

	Nine Months Ended
	September 30,
	2019	2018
Income (loss) from Operations	(in thousands)
U.S. (1)	$(54,235)	$(41,030)
Asia	4,779	23,204
Mexico	(1,258)	9,932
EMEAI	55,673	36,262
Total income from operations	$4,959	$28,368
(1)

Includes the costs of our corporate headquarters, our advanced engineering center in Kolding, Denmark and our engineering center in Berlin, Germany totaling $27.8 million and $31.9 million for the nine months ended September 30, 2019 and 2018, respectively.

U.S. Segment

Net sales in the nine months ended September 30, 2019 decreased by $5.4 million or 4.2% to $122.1 million compared to $127.5 million in the same period in 2018. Net sales of wind blades decreased to $84.3 million during the nine months ended September 30, 2019 from $100.7 million in the same period of 2018. The decrease was primarily due to a 25% reduction in the number of wind blades produced in the nine months ended September 30, 2019 as compared to the same period in 2018 because of wind blade model transitions, partially offset by a higher average sales price due to the mix of wind blade models produced in both periods. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2019 were $2.8 million compared to $5.0 million during the same period in 2018. Additionally, there was a $13.2 million increase in transportation and other sales during the nine months ended September 30, 2019 as compared to the same period in 2018.

The loss from operations in the U.S. segment for the nine months ended September 30, 2019 was $54.2 million as compared to a loss of $41.0 million in the same period in 2018. As previously discussed, the loss amounts include corporate general and administrative costs of $27.8 million and $31.9 million for the nine months ended September 30, 2019 and 2018, respectively. The 2019 operating results were unfavorably impacted by the extended startup at our Newton, Iowa transportation facility, the transition costs at our Newton, Iowa blade facility and the lower wind blade volume discussed above.

Asia Segment

Net sales in the nine months ended September 30, 2019 increased by $35.7 million or 15.8% to $261.5 million compared to $225.8 million in the same period in 2018. Net sales of wind blades were $238.9 million in the nine months ended September 30, 2019 as compared to $196.5 million in the same period of 2018. The increase in the net sales of wind blades was primarily due to an increase in the year over year number of wind blades still in the production process at the end of the period, an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods and a 9% net increase in overall wind blade volume, notwithstanding the reduced production in Taicang, China as a result of Senvion’s insolvency. Net sales from the manufacturing of precision molding and assembly systems totaled $20.9 million during the 2019 period compared to $25.5 million during the nine months ended September 30, 2018. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a unfavorable impact of 2.1% on net sales during the nine months ended September 30, 2019 as compared to the same period in 2018.

The income from operations in the Asia segment for the nine months ended September 30, 2019 was $4.8 million as compared to income of $23.2 million in the same period in 2018. This decrease was driven by the insolvency of a customer as noted above and the resultant revenue reduction relating to our contract with that customer and the related restructuring charges in Taicang and the startup costs in Yangzhou, China. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 2.7% on cost of goods sold for the nine months ended September 30, 2019 as compared to the 2018 period.

Mexico Segment

Net sales in the nine months ended September 30, 2019 increased by $103.8 million or 53.6% to $297.7 million compared to $193.9 million in the same period in 2018. The increase reflects a 39% net increase in overall wind blade volume, an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods and an increase in the year over year number of wind blades still in the production process at the end of the period. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2019 were $15.5 million compared to $1.1 million during the same period in 2018.

The loss from operations in the Mexico segment for the nine months ended September 30, 2019 was $1.3 million as compared to income from operations of $9.9 million in the same period in 2018. The decrease was due primarily to a significant amount of underutilized labor in Matamoros as well as increased startup and transition costs, partially offset by the overall increase in wind blade volume noted above as well as from savings in raw material costs. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.3% on cost of goods sold for the nine months ended September 30, 2019 as compared to 2018.

EMEAI Segment

Net sales during the nine months ended September 30, 2019 increased by $140.7 million or 73.1% to $333.0 million compared to $192.3 million in the same period in 2018. The increase was driven by a 90% increase in wind blade production at our two Turkey plants. This increase was partially offset by a decrease in the average sales price of wind blades delivered in the comparative periods. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 6.0% on net sales during the nine months ended September 30, 2019.

The income from operations in the EMEAI segment for the nine months ended September 30, 2019 was $55.7 million as compared to income of $36.3 million in the same period in 2018. The increase was primarily driven by the increased wind blade production at our two Turkey plants, lower startup costs and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 10.4% for the nine months ended September 30, 2019 as compared to 2018, partially offset by higher material costs related to a new product at our second Turkey plant and startup costs related to our new plant in India.

Liquidity and Capital Resources

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $0.2 million for the nine months ended September 30, 2019 as compared to net borrowings on financing arrangements of $3.6 million in the comparable period of 2018. As of September 30, 2019 and December 31, 2018, we had $143.4 million and $138.5 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of September 30, 2019, we had an aggregate of $74.8 million of remaining capacity and $74.1 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased as well as the increased level of transitions. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At September 30, 2019 and December 31, 2018, we had unrestricted cash, cash equivalents and short-term investments totaling $92.1 million and $85.3 million, respectively. The September 30, 2019 balance includes $38.8 million of cash located outside of the United States, including $13.8 million in China, $21.9 million in Turkey, $2.3 million in Mexico, $0.4 million in Denmark and $0.4 million in India. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($21.6 million as of December 31, 2018) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2018, the amount of the surplus reserve fund was $6.5 million.

Operating Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net income (loss)	$(14,847)	$14,127
Depreciation and amortization	27,732	19,080
Realized loss on sale of assets	10,561	—
Restructuring charges	3,725	—
Share-based compensation expense	4,604	6,971
Loss on extinguishment of debt	—	3,397
Deferred income taxes	3,296	(10,898)
Other non-cash items	155	284
Changes in assets and liabilities	27,509	(15,766)
Net cash provided by operating activities	$62,735	$17,195

Net cash provided by operating activities totaled $62.7 million for the nine months ended September 30, 2019 and was primarily the result of $27.7 million of depreciation and amortization, a $27.5 million net decrease in working capital, a $10.6 million realized loss on sale of assets, $4.6 million of share-based compensation expense, $3.7 million of restructuring charges, and a $3.3 million decrease in deferred income taxes. These increases were partially offset by a $14.8 million net loss. The key components of the net decrease in working capital include a $82.4 million increase in accounts payable and accrued expenses, a $15.6 million decrease in accounts receivable, an $11.5 million increase in accrued warranty, a $3.5 million decrease in operating lease right of use assets and operating lease liabilities and a $2.4 million increase in other noncurrent liabilities. These decreases were partially offset by a $56.0 million increase in contract assets and liabilities, a $10.4 million increase in prepaid expenses, a $10.3 million increase in other current assets, a $6.0 million increase in inventories and a $5.2 million increase in other noncurrent assets. The changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

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

Investing Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Purchases of property, plant and equipment	$(59,092)	$(50,636)
Acquisition of a business	(1,102)	—
Net cash used in investing activities	$(60,194)	$(50,636)

Net cash used in investing activities totaled $60.2 million and $50.6 million for the nine months ended September 30, 2019 and 2018, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the nine months ended September 30, 2019 primarily related to our new manufacturing facility in Yangzhou, China, our second manufacturing facility in Turkey, our new tooling facility and the expansion of one of our blade manufacturing facilities in Juárez, Mexico and continued investments in our other existing facilities. The capital expenditures for the nine months ended September 30, 2018 primarily related to our new wind blade plant in Matamoros, Mexico, the expansion and improvements at our Taicang, China facility, our second wind blade plant in Turkey, our second facility in Newton, Iowa and costs to enhance our information technology systems.

We anticipate fiscal year 2019 capital expenditures of between $95 million to $100 million and we estimate that the cost that we will incur after September 30, 2019 to complete our current projects in process will be approximately $17.7 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India, Yangzhou, China and our tooling facility in Juárez, Mexico and the continued investment in our existing China, Mexico and Turkey wind blade facilities.

Financing Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Proceeds from revolving and term loans	16,000	89,435
Repayments of revolving and term loans	—	(74,972)
Net repayments of accounts receivable financing	(5,415)	(3,915)
Proceeds from working capital loans	3,535	—
Repayments of working capital loans	(2,828)	—
Principal repayments of finance leases	(7,621)	—
Net repayments of other debt	(3,919)	(14,174)
Debt issuance costs	—	(281)
Proceeds from exercise of stock options	4,726	2,211
Repurchase of common stock including shares withheld in lieu of income taxes	(2,120)	(2,859)
Net cash provided by (used in) financing activities	$2,358	$(4,555)

The net cash provided by financing activities totaled $2.4 million for the nine months ended September 30, 2019 compared to $4.6 million of net cash used in financing activities in the comparable period of 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 primarily reflects the net proceeds from revolving loans and from working capital loans, and the proceeds from the exercise of stock options, partially offset by principal repayments of finance leases, accounts receivable financing, other growth-related debt and working capital loans. Net cash used in financing activities for the nine months ended September 30, 2018 primarily reflects the repayments of term and revolving loans, the net repayments of accounts receivable financing and other growth-related debt and the repurchase of common stock, mostly offset by the proceeds from revolving loans as well as the proceeds from the exercise of stock options.

Share Repurchases

During the nine months ended September 30, 2019, we repurchased 79,040 shares of our common stock for $2.1 million related to tax withholding requirements on restricted stock units which vested during the period.

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

Interest accrues at a variable rate equal to LIBOR plus a margin of 1.75% (4.0% as of September 30, 2019), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date provided we are not in default under the Credit Agreement. We may prepay the borrowings under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.2% for a period of five years. As of September 30, 2019 and December 31, 2018, there was $106.4 million and $90.4 million outstanding under the Credit Agreement, respectively.

Due to the revolving credit facility’s variable interest rate of LIBOR plus a competitive spread, we estimate that fair-value approximates the face value of these notes.

Accounts Receivable, Secured and Unsecured Financing:

EMEAI: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrues annually at a fixed rate of 9.1% and is paid quarterly. In December 2014, and later amended, we obtained an additional $5.0 million of unsecured financing in Turkey under the credit agreement, increasing the total facility. All credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. During the fourth quarter of 2018, we replaced the accounts receivable financing facility with the accounts receivable assignment agreement discussed below. As of September 30, 2019 and December 31, 2018, there were no amounts outstanding under the unsecured financing facility.

In 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month Euro Interbank Offered Rate (EURIBOR) plus 6.5%. During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was adjusted, later amended to 1.4 million Euro (approximately $1.5 million as of September 30, 2019). No amounts were outstanding under this agreement as of September 30, 2019 and December 31, 2018.

In 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 39.0 million Euro (approximately $42.7 million as of September 30, 2019) of short-term financing of which 28.0 million Euro (approximately $30.7 million as of September 30, 2019) is collateralized financing based on invoiced accounts receivables of one of our customers in Turkey, 10.0 million Euro (approximately $10.9 million as of September 30, 2019) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.1 million as of September 30, 2019) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivables of one of our customers in Turkey accrues at a fixed rate of 3.75% as of September 30, 2019 and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR plus 6.75% (6.75% as of September 30, 2019) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with an amended final maturity date of July 2020. As of September 30, 2019 and December 31, 2018, there was $8.7 million and $12.2 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of September 30, 2019 and December 31, 2018, there was $9.1 million and $14.5 million, respectively, outstanding under the collateralized financing based on invoiced accounts receivables.

In the fourth quarter of 2018, we entered into a credit agreement, as amended, with a Turkish financial institution to provide up to 118.6 million Turkish Lira (approximately $20.6 million as of June 30, 2019) of collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrued at a fixed rate of 3.9% and was to be paid quarterly. The credit agreement did not have a maturity date, however the limit would be reviewed in October of each year. In September, this credit agreement was cancelled. No amounts were outstanding under this agreement as of June 30, 2019 or December 31, 2018.

Due to the short-term nature of the unsecured financings in the EMEAI segment, we estimate that fair-value approximates the face value of the notes.

Asia: In February 2017, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 210.0 million Renminbi (approximately $30.5 million as of June 30, 2019) which can be used for the purpose of domestic and foreign currency loans, issuing customs letters of guarantee or other transactions approved by the lender. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% as of June 30, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (extended to January 2020). In August 2019, except as noted below, we replaced this credit agreement with the credit agreement discussed below. In connection with the August transaction, the financial institution agreed to allow the working capital loans which were then outstanding, totaling 5.0 million Renminbi (or approximately $0.7 million as of September 30, 2019) to be repaid on their due date of October 1, 2019. As of December 31, 2018, there were 92.8 million Renminbi (approximately $13.5 million) of letters of guarantee used for customs clearance outstanding. As of December 31, 2018, there were no working capital loan amounts outstanding.

In August 2019, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 315.0 million Renminbi (approximately $44.5 million as of September 30, 2019) related to two of our China facilities which can be used for the purpose of issuing customs letters of guarantee and covering the related deposits on such letters of guarantee, project financing and certain other transactions approved by the lender. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% as of September 30, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (August 2021). As of September 30, 2019, there were 69.7 million Renminbi (approximately $9.9 million) of letters of guarantee and related deposits used for customs clearance outstanding.

In March 2018, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $14.1 million as of September 30, 2019) which can be used as customs letters of guarantee. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% at September 30, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023).  As of September 30, 2019, there were 71.9 million Renminbi (approximately $10.2 million) of letters of guarantee used for customs clearance outstanding. As of December 31, 2018, there were no amounts outstanding under this credit agreement.

Equipment Leases and Other Arrangements: We have entered into certain finance lease, sale-leaseback and equipment financing arrangements in the U.S., Mexico and EMEAI for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of September 30, 2019 and December 31, 2018, there was an aggregate total of $18.5 million and $21.4 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of September 30, 2019, we leased a total of approximately 6.2 million square feet in Dafeng, China; Taicang City, China; Yangzhou, China; Chennai, India; Izmir, Turkey; Kolding, Denmark; Berlin, Germany, Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Warren, Rhode Island, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 120 months with annual payments approximating $28 million for the full year 2019.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet arrangements, including transactions with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity or capital resources, other than our operating lease arrangements and the accounts receivable assignment agreements described below. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing, liquidity, market risk or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in condensed consolidated financial statements and related notes.

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

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse revolving basis, up to 15.0 million Euro (approximately $16.4 million as of September 30, 2019) of the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 2.65%.

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 0.75%.

In the first quarter of 2019, our Asia and Mexico segments entered into separate accounts receivable purchase agreements, as amended, with a financial institution. Under these agreements, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time up to $60.0 million of a customer’s accounts receivable amounts in our Asia segment and up to $30.0 million of a customer’s accounts receivable amounts in our Mexico segment at a discount calculated based on the three month LIBOR plus 1.0% and the number of days from the date of purchase to maturity.

In the second quarter of 2019, our Asia segment entered into an accounts receivable purchase agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time up to $20.0 million of a customer’s accounts receivable amounts in our Asia segment at a discount calculated based on the three month LIBOR plus 1.0% and the number of days from the date of purchase to maturity.

As the receivables are purchased by the financial institutions under the agreements as described in the preceding paragraphs, the receivables were removed from our balance sheet. During the three and nine months ended September 30, 2019, $259.9 million and $540.1 million of receivables were sold under the accounts receivable assignment agreements described above, respectively.

Critical Accounting Policies and Estimates

There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1, Recently Issued Accounting Pronouncements to our condensed consolidated financial statements.

Contractual Obligations

During the nine months ended September 30, 2019, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $7.8 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 40% of the resin and resin systems we use are purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $6.9 million and $5.5 million for the nine months ended September 30, 2019 and 2018, respectively. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of September 30, 2019, our EMEAI segment has one general credit agreement with a Turkish financial institution which is tied to EURIBOR. This agreement had collateralized financing of capital expenditures outstanding as of September 30, 2019 of $8.7 million. In addition, as of September 30, 2019, our Credit Agreement includes interest on the unhedged principal amount of $31.4 million which is tied to LIBOR. Also, as of September 30, 2019, our Asia segment has one credit agreement with a Chinese financial institution which is tied to the Chinese central bank interest rate.  This agreement had working capital loans outstanding totaling $0.7 million. The EMEAI and Asia credit agreements and our Credit Agreement noted above are the only variable rate debt that we had outstanding as of September 30, 2019 as all remaining working capital loans, accounts receivable financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2019, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2019 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In 2015, a complaint was filed against us in the Superior Court of the State of Arizona (Maricopa County) by a former employee, alleging that we had agreed to compensate the employee upon any future sale or initial public offering of the Company. Upon completion of the June 2019 trial, the court ruled as a matter of law in our favor on certain of the claims against us and the jury reached a verdict in our favor on the remainder of the claims against us. As a result of the trial, we were not obligated to pay any damages or losses to the former employee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended September 30, 2019 from certain employees who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July (July 1 - July 31)	60,123	$25.95	—	—
August (August 1 - August 31)	—	—	—	—
September (September 1 - September 30)	—	—	—	—
Total	60,123	$25.95	—	—

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

TPI COMPOSITES, INC.

Date: November 6, 2019	By:	/s/ Bryan Schumaker
Bryan Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)