Form 10-K
period 2019-12-31
TPI COMPOSITES, INC
filed 2020-03-02
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 28, 2019 as reported by the NASDAQ Global Market on such date was approximately $740 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of January 31, 2020, the Registrant had 35,184,189 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 20, 2020, are incorporated by reference into Part III of this Report.

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
•

our ability to successfully expand in our existing wind energy markets and into new international wind energy markets, including our ability to expand our field service inspection and repair services in wind energy markets;

•	our ability to successfully open new manufacturing facilities and expand existing facilities on time and on budget;
•	the impact of the accelerated pace of new product and wind blade model introductions on our business and our results of operations;
•	our ability to successfully expand our transportation business and execute upon our strategy of entering new markets outside of wind energy;
•	the potential impact of the Coronavirus on our business and results of operations;
•	worldwide economic conditions and their impact on customer demand;
•	our ability to maintain, protect and enhance our intellectual property;
•	our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to maintain good working relationships with our employees, and avoid labor disruptions, strikes and other disputes with labor unions that represent certain of our employees;
•	our ability to procure adequate supplies of raw materials and components to fulfill our wind blade volume commitments to our customers; and

•	the potential impact of one or more of our customers becoming bankrupt or insolvent, or experiencing other financial problems.

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

Overview

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets (which consist of three wind blades). This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. For a further discussion regarding our wind blade and precision molding and assembly systems manufacturing businesses, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators.  Our field service inspection and repairs services include diagnostic, repair and maintenance service offerings for wind blades that have been installed on wind turbines located at wind farms. Our field service inspection and repair services can be performed up-tower, where a blade technician performs these services in the air or from the wind turbine tower on a wind turbine blade, or down tower, where a blade is first removed from a wind turbine and these services are performed on the ground at the wind farm site or in a repair facility.

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.  In November 2017, we signed a five- year supply agreement with Proterra Inc. (Proterra) to supply Proterra Catalyst® composite bus bodies. In February 2018, we entered into an agreement with Navistar, Inc. (Navistar) to design and develop an all composite Class 8 tractor cab. This collaborative development project was entered into in connection with Navistar’s recent award under the Department of Energy’s (DOE) Super Truck II investment program, which is designed to promote fuel efficiency in commercial vehicles. In 2019, we also agreed to develop prototype composite body delivery vehicles for Workhorse Group. In November 2018, we announced a capital investment of approximately $11.5 million in 2019 to develop a highly automated pilot manufacturing line for the electric vehicle market within our Warren, Rhode Island facility, and we plan to commence operating this pilot line later this year. We expect this investment will enable us to further develop our technology, create defensible product and process IP and demonstrate our capability to manufacture composite components cost effectively at automotive volume rates. We also expect this pilot line will also help our current and potential customers to de-risk the decision-making process to commit to TPI for high-volume manufacturing programs in the future.

Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 96%, 95%, and 96% of our total net sales for each of the years ended December 31, 2019, 2018 and 2017, respectively. As of February 27, 2020, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.8 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.2 billion through the end of 2023.

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

In May 2017, we completed a secondary public offering of 5,075,000 shares of our common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional shares. All of the shares were sold by existing stockholders and certain of our executive officers. The selling stockholders received all of the net proceeds of $78.8 million from the secondary public offering. We did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by us in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying consolidated statement of operations.

Financial Information about Segments and Geographic Areas

We divide our business operations into four geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico and (4) Europe, the Middle East, Africa and India (EMEAI) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used to manufacture wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our Rhode Island facility, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany which we purchased in July 2019 and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

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

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020. This segment also performs wind blade inspection and repair services.

For additional information regarding our operating segments and geographic areas, see Note 18 – Segment Reporting of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

Our long-term success will be driven by our business strategy. The key elements of our business strategy are as follows:

•

Grow our existing relationships and develop new relationships with leading industry OEMs. We plan to continue growing and expanding our relationships with existing customers who, according to data from Wood Mackenzie (WoodMac), represented approximately 55% of the global onshore wind energy market, approximately 87% of that market excluding China, and 99% of the U.S. onshore wind turbine market over the three years ended December 31, 2018, based on megawatts (MWs) of energy capacity installed, as well as developing new relationships with other leading industry OEMs. We expect to be presented with opportunities to expand our existing relationships and develop new relationships with industry OEMs as they seek to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. General Electric International, Inc. and its affiliates (GE Wind) agreed to transition to a larger blade model in our Newton, Iowa plant in early 2019 and to eliminate its option to terminate their supply agreement at this location prior to its December 2020 expiration. In December 2018, we entered into a multiyear supply agreement with Vestas to supply wind blades from a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020. In the first quarter of 2019, GE Wind executed a joint development agreement to cooperatively develop advanced blade technology for future wind turbines. In August 2019, we reached an agreement with Nordex SE (Nordex) to transition multiple existing lines at one of our Izmir, Turkey locations to longer blades and at the same time extended the contract by two years through 2022.

•

Leverage our footprint in large and growing wind markets, capitalize on the continuing outsourcing trend, evaluate building wind turbine blades for the offshore market and evaluate strategic acquisitions. As the wind energy market continues to expand globally and many wind turbine OEMs continue to shift towards increased outsourcing of wind blade manufacturing, we believe we are well-positioned with our global footprint. We utilize our strengths in composites technology and manufacturing, combined with our collaborative dedicated supplier model to provide our customers with an efficient solution for their expansion in large and growing wind markets. Our quality, reliability and total delivered cost reduce sourcing risk for our customers. In addition, our demonstrated ability to enter into new markets and the strength of our manufacturing capabilities afford us the optionality to build new factories or grow through strategic acquisitions.

•

Continue to drive down costs of wind energy. We continue to work with our customers on larger size wind blade models that maximize the capture of wind energy and drive down the levelized cost of energy (LCOE). We also continue to utilize our advanced technology, regional manufacturing facilities strategically located to cost effectively serve large and growing wind markets and ability to source materials globally at competitive costs to deliver high-performing, composite wind blades. Our collaborative engineering approach and our advanced precision molding and assembly systems allow us to integrate our customer’s design requirements with cost-efficient, replicable and scalable manufacturing processes. This collaborative engineering approach with our customers also allows us to reduce manufacturing cycle times, new line and factory start up times and new blade model transition times. We also continue to work with our customers to drive down the cost of materials and production, the benefit of which we typically share with our customers contractually in a manner that reduces LCOE for customers, further strengthens our customer relationships and improves our margins.

•

Expand our field service inspection and repair business. Although sales from our field service inspection and repair business currently represent a very small percentage of our total revenue, we plan to expand our field service inspection and repair business by leveraging our existing wind blade manufacturing and composites expertise.  We believe there is an increasing demand and growing market for experienced wind blade inspection and repair services worldwide as the number of wind turbines installed worldwide continues to grow and the fleet of existing wind turbines continues to age.

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

•

Focus on continuing innovation. We have a history of innovation in advanced composite technologies and production techniques and use several proprietary technologies related to wind blade manufacturing. With this culture of innovation and a collaborative “design for manufacturability” approach, we continue to address increasing physical dimensions, demanding technical specifications and strict quality control requirements for our customers’ most advanced wind blades. We also invest in ongoing simplification and selective automation of production processes for increased efficiency and precision. In addition, we plan to leverage our history of composite industry-first innovations to grow our business in the transportation market, in which we believe there is a demand for high precision, structural composites manufacturing as well as high speed, high volume manufacturing of structural composite components, particularly in the transportation market.

Wind Blade Manufacturing Operations and Process

We have developed significant expertise in advanced composite technology and use high performance composite materials, precision molding and assembly systems including modular tooling, and advanced process technology, as well as sophisticated measurement, inspection, testing and quality assurance tools, allowing us to produce over 55,000 wind blades since 2001 with an excellent field performance record in a market where reliability is critical to our customers’ success. We manufacture or have manufactured wind blades ranging from 30 meters to over 70 meters across our global facilities, and have the capability to manufacture wind blades of greater lengths as required by existing or new customers. In combination with our advanced technologies, we seek to create manufacturing processes that are replicable and scalable in our manufacturing facilities located worldwide, regardless of cultural or language barriers. Using continuous improvement principles, we can customize each manufacturing step, from raw materials to finished products. This also allows us to systematically design for the entire manufacturing process so that we can achieve better quality control and increase production efficiencies. We believe that our focus on simplifying and, where feasible, automating production processes is critical to manufacturing high-precision, lightweight and durable products at a reasonable cost to our customers. We produce high unit volumes of near-aerospace grade products at industrial costs.

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

Precision Molding and Assembly Systems

Over the last decade, we have produced hundreds of precision molding and assembly systems, ranging from 30 meters to over 70 meters in length, to support our global operations. We began these operations in our tooling technology center in Warren, Rhode Island. In 2013, we expanded our precision molding and assembly system production capabilities to a facility in Taicang City, China, which was recently moved to Taicang Port, China, which serves customers around the globe. While capable of cost-effectively delivering precision molding and assembly systems across all of our facilities, our Rhode Island tooling technology center primarily serves the North American market. We currently have transitioned most of our North American precision molding and assembly system production capabilities from Warren, Rhode Island to a new facility in Juárez, Mexico, which can serve customers globally. We expect this transition to be completed during 2020. Our precision molding and assembly systems have been used to build tens of thousands of wind blades worldwide.

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

Wind Blade Production Process

Production of wind blades requires adherence to the unique specifications of each of our customers, who design their wind turbines and wind blades to optimize performance, reliability and total delivered cost. With our culture of innovation and a collaborative “design for manufacturability” approach, we have the capability and expertise to manufacture wind blades of different designs, utilizing fiberglass, carbon or other advanced composite materials to meet unique customer specifications. We also have the flexibility to quickly transition our manufacturing facilities to produce different wind blade models and sizes using our precision molding and assembly systems, including modular tooling techniques.

We have developed a highly dependable method for making high-quality wind blades. In conjunction with our continuous improvement principles, we design our proprietary manufacturing processes to be replicable, scalable and transferable to each of our advanced manufacturing facilities worldwide. As a result, we can repeatedly move a product from its design phase to volume production while maintaining quality, even in developing regions of the world. Similarly, we have developed the manual portions of our manufacturing processes based on proven technologies and production methods that can be learned and implemented rapidly by line personnel. We focus on consistency and quality control across our facilities, using hands-on training methods and employing repeatable manufacturing processes.

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

Wind Blade Long-Term Supply Agreements

Our current wind blade customers, which include Vestas, GE Wind, Nordex, Siemens Gamesa Renewable Energy S.A. (Siemens Gamesa) and ENERCON GmbH (ENERCON), are some of the world’s largest wind turbine manufacturers. According to data from WoodMac, our customers represented approximately 55% of the global onshore wind energy market, approximately 87% of that market excluding China, and 99% of the U.S. onshore wind turbine market over the three years ended December 31, 2018, based on MWs of energy capacity installed. In our collaborative dedicated supplier model, our customers are incentivized to maximize the volume of wind blades purchased through lower pricing at higher purchase volumes. As of February 27, 2020, our existing wind blade supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.7 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.0 billion through the end of 2023, which we believe provides us with significant future revenue visibility and helps to insulate us from potential short-term fluctuations or legislative changes in any one market. Our supply agreements generally contain liquidated damages provisions in the event of late delivery, however, we generally do not bear the responsibility for transporting the wind blades we manufacture to our customers.

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

Vestas

In 2014, we entered into a new supply agreement with Vestas to supply wind blades from a new manufacturing facility in Dafeng, China. Based on the success of this manufacturing arrangement, we expanded our relationship with Vestas through additional supply agreements for a manufacturing facility in Turkey, Matamoros, Mexico and Yangzhou, China. Additionally, in 2018, we entered into a supply agreement with Vestas to supply wind blades from a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020. Each of the supply agreements with Vestas provide for a minimum number of wind blade sets to be purchased by Vestas each year during the term, the schedule for which is established at the outset of the agreement. In return, we commit to dedicate a specific number of manufacturing lines to Vestas for each of the years under the supply agreements. Additionally, we create some of the model-specific tooling for Vestas. If either party commits a material breach of the supply agreement, the non-breaching party may terminate the supply agreement if the breach is not remedied or if the parties have not mutually agreed to plan for cure within 30 days after notice of breach has been given.

GE Wind

We have entered into multiple supply agreements with GE Wind to manufacture wind blades from two manufacturing facilities in Juárez, Mexico and our Newton, Iowa manufacturing facility. Each of the supply agreements with GE Wind provide for a minimum number of wind blade sets to be purchased by GE Wind each year during the term, the schedule for which is established at the outset of the agreement. In return, we commit to dedicate a specific number of manufacturing lines to GE Wind for each of the years under the supply agreements. In August 2018, GE Wind agreed to extend our existing supply agreement for one of our Mexico manufacturing facilities by two years to 2022 and increased the number of wind blade manufacturing lines in that facility from three to five. In addition, GE Wind agreed to transition to a larger blade model in our Newton, Iowa plant in early 2019 and to eliminate its option to terminate their supply agreement at this location prior to its December 2020 expiration. Unless otherwise terminated or renewed, our supply agreements with GE Wind are in effect until the end of 2020 for one of our Mexico manufacturing facilities and our Iowa manufacturing facility, and until the end of 2022 for our other Mexico facility. GE Wind may terminate the Mexico supply agreements with no advance notice and paying us termination fees as set forth in the applicable agreement. In addition, either party may terminate these supply agreements upon a material breach by the other party which goes uncured for 30 days after written notice has been provided.

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

See Note 4 – Related Party Transactions of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our related party transactions with GE Wind for the year ended December 31, 2017 when GE Wind was a stockholder of the Company.

Other Long-Term Supply Agreements

We have entered into other long-term supply agreements in China, Mexico and Turkey with Nordex, Siemens Gamesa and ENERCON. With respect to these supply agreements, we agree to dedicate capacity for a set number of wind blades for each calendar year during the term of the agreement in exchange for commitments to purchase minimum annual volumes of wind blade sets. Unless otherwise terminated, these supply agreements generally remain in effect for a period of five years and either party may terminate their respective supply agreements upon a material breach by the other party which goes uncured. Some of these supply agreements contain provisions that allow for our customers to purchase less volume in later years of these supply agreements, reduce the number of dedicated manufacturing lines or to terminate the supply agreement upon notice for reasons such as our failure to deliver the contracted wind blade volumes or our failure to meet certain mutually agreed upon cost reduction targets. See “Risk Factors—Risks Related to Our Wind Blade Business—Our long-term supply agreements with our customers are subject to termination on short notice and our failure to perform our obligations under such agreements, and termination of a significant number of these agreements would materially harm our business” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

We conduct extensive research and development in close collaboration with our customers on the design, development and deployment of innovative manufacturing processes, including automation, advanced materials and sophisticated product quality inspection tools. We have partnered with the U.S. Department of Energy (DOE), government laboratories, universities and our customers to innovate through cost sharing Advanced Manufacturing Innovation Initiative programs. In 2015, we received a $3.0 million award from the DOE’s Office of Energy Efficiency & Renewable Energy to lead a team of industry and academic participants to design, develop and demonstrate an ultra-light composite vehicle door for high volume manufacturing production in conjunction with other industry and university participants. In February 2018, we entered into an agreement with Navistar to design and develop an all composite Class 8 tractor cab. This collaborative development project was entered into in connection with Navistar’s recent award under the DOE’s Super Truck II investment program, which is designed to promote fuel efficiency in commercial vehicles.  Incorporating composite materials into a Class 8 tractor cab offers multiple potential performance and efficiency advantages compared to traditional metals in terms of weight savings, reduced part counts, and non-corrosion. In the first quarter of 2019, we executed a joint development agreement with GE Wind to cooperatively develop advanced blade technology for future wind turbines.

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

In July 2019, we acquired certain intellectual property and hired a team of engineering resources from the EUROS group, based in Berlin, Germany. This team of approximately 20 technical experts focuses on blade design, tooling, materials and process technology development, which will strengthen our technical capabilities in support of our global operations and growth. In 2017, we established an advanced engineering center in Kolding, Denmark which provides technical and engineering resources to our manufacturing facilities and our customers.

Competition

The wind blade market is highly concentrated, competitive and subject to evolving customer needs and expectations. In 2017, GE Wind, our largest customer at the time, completed its acquisition of LM, our largest competitor. We also compete primarily with other independent wind blade manufacturers such as Sinoma Science & Technology Co. Ltd., Shanghai Aeolon Wind Energy Technology Development (Group) Co., Ltd., Aeris Industria E Comercio De Equipamentos Para Geracao De Energia S.A. and ZhongFu Lianzhong Composites Group Co., Ltd., as well as regional wind blade suppliers in geographic areas where our current or prospective manufacturing facilities are located.

We also compete with, and in a number of cases supplement, vertically integrated wind turbine OEMs that manufacture their wind blades. We believe that a number of other established companies are manufacturing wind blades that will compete directly with our offerings, and some of our competitors noted above, may have significant financial and institutional resources.

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

Transportation Products

We seek to create additional recurring revenue opportunities through the supply of other composite structures outside the wind energy market. We believe transportation products, including buses, trucks, electric vehicles and high performance automotive products, are ideally suited for our advanced composite technology because of the benefits derived from weight reduction, corrosion resistance, strength and durability. These benefits should allow us to develop structural composite solutions to assist our customers in developing electric vehicles, including light, medium and heavy duty trucks, buses and automobiles with clean propulsion systems or in meeting new and developing fuel economy standards.

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

Our facilities in Warren, Rhode Island and Juárez, Mexico manufacture products for customers in the transportation market using a similar proprietary and replicable manufacturing processes that we use to produce wind blades. Our projects for customers in the transportation market include, or have included, the supply of all-composite bodies for electric buses and automated people mover systems for airports. We will cease manufacturing composite bus bodies from our Newton, Iowa facility in the first quarter of 2020.

Our current principal competitors in the transportation market include suppliers of conventional steel and aluminum products and non-structural automotive fiberglass and other advanced composites-based manufacturers for transportation applications.

Intellectual Property

We have a variety of intellectual property rights, including patents issued, filed and applied-for in a number of jurisdictions, including the United States, Germany, the European Union and China, trademarks and copyrights, but we believe that our continued success and competitive position depend, in large part, on our proprietary materials, tooling, process and inspection technologies and our ability to innovate. Accordingly, we take measures to protect the confidentiality and control the disclosure of our proprietary technology. We rely primarily on a combination of patents, know-how and trade secrets to establish and protect our proprietary rights and preserve our competitive position. We also seek to protect our proprietary technology, in part, by confidentiality agreements with our customers, employees, consultants and other contractors. Trade secrets, however, are difficult to protect. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our customers, employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Backlog

As of December 31, 2019 and 2018, our backlog for wind blades and related products totaled $1,038.9 million and $514.8 million, respectively. Our backlog includes purchase orders issued in connection with our long-term supply agreements. We generally record a purchase order into backlog when the following requirements have been met: a signed long-term supply agreement or other contractual agreement has been executed with our customer, a purchase order has been issued by our customer and we expect to ship wind blades to or produce the related products for such customer in satisfaction of any purchase order within 12 months. Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period.

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

The PTC was extended in 2015 for wind power projects through December 31, 2019, and was to be phased down over the term of the PTC extension. Specifically, the PTC was kept at the same rate in effect at the end of 2014 for wind power projects that either commenced construction or met certain safe harbor requirements by the end of 2016, and thereafter was to be reduced by 20% per year in 2017, 2018 and 2019, respectively. In December 2019, Congress extended the PTC through the end of 2020 and increased the rate from 40% to 60% for projects that either commenced construction or met certain safe harbor requirements by the end of 2020 and are commissioned by the end of 2024.

In June 2019, the EPA issued the Affordable Clean Energy Rule, which replaced the Clean Power Plan, which was designed to promote renewable energy.  The Clean Power Plan, which was established by the EPA in 2015, set national standards for states to reduce carbon emissions from power plants. Specifically, the Clean Power Plan required states to reduce carbon emissions from power plants 32% below 2005 levels by 2030.  In general, the Affordable Clean Energy Rule, provides for efficiency improvements at power plants and directs individual States to choose how they want to regulate power plant emissions.   Unlike the Clean Power Plan, the Affordable Clean Energy Rule does not set specific standards or limits for carbon emissions.

At the state level, as of December 31, 2019, 29 states, the District of Columbia and Puerto Rico have implemented renewable portfolio standard (RPS) programs that generally require that, by a specified date, a certain percentage of a utility’s electricity supplied to consumers within such state is to be from renewable sources (ranging from 10% to 100% and from between the present and 2045).

In addition, there are also increasing regulatory efforts to promote renewable power. China implemented its 13th 5-Year Plan with a goal of 15% total primary energy from non-fossil fuel sources and targeting 210 gigawatts (GWs) of grid-connected wind capacity by 2020 according to its National Development and Reform Commission, and employs preferential feed-in tariff schemes, in addition to local tax-based incentives. Mexico has established strict targets, aiming for 35% renewable energy by 2024 and 50% by 2050, according to WoodMac, which it is facilitating through tax incentives. Large European Union members have renewable energy targets for 2020 of between 10% and 49% of all energy use derived from renewable energy sources, according to the European Commission. Additionally, Turkey enacted Law No. 5346 in 2005 to promote renewable-based electricity generation within their domestic electricity market by introducing tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers. The World Bank also provided Turkey with an aggregate of $600 million of loan proceeds to encourage investors to construct generation plants with renewable energy resources.

Employees

As of December 31, 2019, we employed over 13,300 full-time employees, approximately 1,300 of whom were located in the United States, 2,900 in China, 5,500 in Mexico, 3,300 in Turkey and 300 in India. Certain of our employees in Turkey and at our manufacturing facility in Matamoros, Mexico are represented by a labor union. We believe that our relations with our employees are generally good.

In January 2019, thousands of workers employed in dozens of manufacturing facilities in Matamoros, Mexico, went on strike.  In general, these workers, who were represented by several different labor unions, demanded an increase in their wage rate and an annual bonus. In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike also demanding an increase in their hourly wage rate and the payment of an annual bonus, even though our collective bargaining agreement did not provide for such incentives. During this strike, our Matamoros manufacturing facility stopped production from February 15, 2019 until March 2, 2019. In March 2019, we reached an agreement with the labor union to end the strike and we reopened our Matamoros manufacturing facility on March 3, 2019. In the first quarter of 2020, we amended our Matamoros collective bargaining agreement to adjust the salaries and bonuses payable to our associates for calendar year 2020 that are covered by this agreement.

Environmental, Health and Safety

We are subject to various environmental, health and safety laws, regulations and permit requirements in the jurisdictions in which we operate governing, among other things, health, safety, pollution and protection of the environment and natural resources, the handling and use of hazardous substances, the generation, storage, treatment and disposal of wastes, and the cleanup of any contaminated sites. We are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material adverse effect on our business, financial position or results of operations. However, failure by us to comply with applicable environmental and other requirements could result in fines, penalties, enforcement actions, third party claims, remediation actions, and could negatively impact our reputation with customers. We have adopted environmental, health and safety policies outlining our commitment to environmental responsibility and accountability. These policies apply to the company as a whole, and our vendors and suppliers and are available on our website. We have a company-wide focus on safety and have implemented a number of measures to promote workplace safety. Customers are increasingly focused on safety records in their sourcing decisions due to increased regulations to report all incidents that occur at their sites and the costs associated with such incidents.

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

Our investor relations website address is www.tpicomposites.com/investors and includes key information about our corporate governance initiatives, including our Nominating and Corporate Governance Committee charter, charters of the Audit and Compensation committees and our Code of Business Conduct & Ethics.

Information about our Executive Officers

The following table sets forth certain information regarding our Executive Officers as of February 27, 2020:

Name	Age	Position
Steven C. Lockard	58	Chief Executive Officer and Director
William E. Siwek	57	President
Bryan Schumaker	44	Chief Financial Officer
Ramesh Gopalakrishnan	52	Chief Operating Officer, Wind
Thomas J. Castle	48	Senior Vice President—Operations, Strategic Markets
Steven G. Fishbach	50	General Counsel and Secretary

Steven C. Lockard. Mr. Lockard became our President and Chief Executive Officer in 2004 and has served as a member of our board of directors since 2004. In May 2019, he relinquished the title of President to Mr. Siwek. Prior to joining us in 1999, Mr. Lockard was Vice President of Satloc, Inc., a supplier of precision GPS equipment, from 1997 to 1999. Prior to that, Mr. Lockard was Vice President of marketing and business development and a founding officer of ADFlex Solutions, Inc., a NASDAQ-listed international manufacturer of interconnect products for the electronics industry, from 1993 to 1997. Prior to that, Mr. Lockard held several marketing and management positions including Business Unit Manager, Corporate Market Development Manager and Marketing/Applications Engineer at Rogers Corporation from 1982 to 1993. Mr. Lockard currently serves as a member of the Board of Directors for the American Wind Energy Association and previously served as its Chairman from May 2018 to May 2019. Mr. Lockard holds a B.S. degree in Electrical Engineering from Arizona State University.

William E. Siwek. Mr. Siwek joined us in August 2013 as our Chief Financial Officer. In May 2019, Mr. Siwek was named our President and ceased serving as our Chief Financial Officer. Prior to joining us, Mr. Siwek previously served as the Chief Financial Officer for T.W. Lewis Company, an Arizona-based real estate investment company, from September 2012 to September 2013. From May 2010 until September 2012, he was an independent consultant assisting companies in the real estate, construction, insurance and renewable energy industries. Prior to that, Mr. Siwek was Executive Vice President and Chief Financial Officer of Talisker Mountain, Inc., from January 2009 to April 2010. Prior to that, he was President and Chief Financial Officer of the Lyle Anderson Company from December 2002 to December 2008. Prior to that, Mr. Siwek spent 18 years, from September 1984 to May 2002, with Arthur Andersen where he became a Partner in both Audit and Business Consulting Divisions. Mr. Siwek holds B.S. degrees in Accounting and Economics from University of Redlands and is a Certified Public Accountant.

Bryan Schumaker. Mr. Schumaker joined us in May 2019 as our Chief Financial Officer. Prior to joining us, Mr. Schumaker served as the Chief Accounting Officer of First Solar, Inc. from July 2015 to May 2019 and the Chief Financial Officer of 8point3 Energy Partners, a publicly-traded limited partnership formed by First Solar and Sunpower Corporation to own, operate and acquire solar energy generation projects from July 2016 to July 2018. Mr. Schumaker also served as Assistant Corporate Controller of First Solar from April 2008 to December 2011 and Vice President, Corporate Controller from December 2011 to July 2015. Prior to working at First Solar, Mr. Schumaker worked for Swift Transportation from January 2003 to April 2008 in multiple roles, including Vice President, Corporate Controller. Prior to that, Mr. Schumaker worked for KPMG, LLP as a Supervising Senior for the Assurance Practice and for a BDO Alliance Firm as a Senior Audit Associate. Mr. Schumaker holds a B.B.A. degree in Accounting from the University of New Mexico. Mr. Schumaker also serves on the Board of Directors of the Arizona Manufacturing Extension Partnership.

Ramesh Gopalakrishnan. Mr. Gopalakrishnan joined us in September 2016 as Vice President, Technology, Transfer and Launch, and was promoted to Senior Vice President, Technology and Industrialization in August 2017 and Senior Vice President, Global Quality, Technology and Latin American Operations in February 2019. In May 2019, Mr. Gopalakrishnan was named our Chief Operating Officer – Wind. Prior to joining us, Mr. Gopalakrishnan served as Executive Vice President, Manufacturing for Senvion GmbH from May 2015 to August 2016 and Senior Vice President, Global Blades from February 2013 to April 2015. Prior to joining Senvion GmbH, Mr. Gopalakrishnan served as the Chief Executive Officer of Suzlon Energy Composites from February 2011 to January 2014, where he oversaw blade and mold factories in the United States, China and India and engineering centers in Europe. Prior to joining Suzlon Energy Composites, Mr. Gopalakrishnan served in various operations, supply chain and engineering roles at Halliburton Company and General Electric Company. Mr. Gopalakrishnan holds a B.S. in Mechanical Engineering from the Indian Institute of Technology and a M.S. and Ph.D in Mechanical Engineering from the State University of New York at Stony Brook.

Thomas J. Castle. Mr. Castle joined us in November 2015 as our Senior Vice President—North American Wind Operations and Global Operational Excellence. In February 2019, Mr. Castle was named our Senior Vice President—U.S. and Transportation Operations. In May 2019, Mr. Castle was named our Senior Vice President – Operations, Strategic Markets. Prior to joining us, Mr. Castle was with Honeywell Aerospace from 2007 to 2015. Mr. Castle served as the Vice President of Integrated Supply Chain, Americas Electronics Operations Center from 2014 to 2015. From 2012 to 2014, he was the Global Vice President of the Honeywell Operating System for Aerospace. Prior to that, Mr. Castle held various positions at the Americas Services Organization from 2007 to 2012. From 1996 to 2007, Mr. Castle was with GE Aviation in roles of increasing responsibility, most recently as the Managing Director of a manufacturing facility in Thailand from 2005 to 2007. Mr. Castle holds a B.S. degree in Aeronautics from St. Louis University.

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

Substantially all of our revenues are derived from four wind blade customers. Two customers, Vestas and GE Wind, accounted for 46.1% and 25.7%, respectively, of our total net sales for the year ended December 31, 2019, and 32.0% and 31.7%, respectively, of our total net sales for the year ended December 31, 2018, and 27.9% and 44.6%, respectively, of our total net sales for the year ended December 31, 2017. In addition, two customers, Nordex and Siemens Gamesa accounted for 16.1% and 5.1%, respectively, of our net sales for the year ended December 31, 2019, 19.0% and 11.2%, respectively, of our net sales for the year ended December 31, 2018, and 16.0% and 9.7%, respectively, of our net sales for the year ended December 31, 2017. Accordingly, we are substantially dependent on continued business from our current wind blade customers, and Vestas and GE Wind in particular. If one or more of our wind blade customers were to reduce or delay wind blade orders, file for bankruptcy or become insolvent, fail to pay amounts due or satisfactorily perform their respective contractual obligations with us or otherwise terminate or fail to renew their long-term supply agreements with us, our business, financial condition and results of operations could be materially harmed.

Defects in materials and workmanship or wind blade failures could harm our reputation, expose us to product warranty or other liability claims, decrease demand for wind blades we manufacture, or materially harm existing or prospective customer relationships.

Defects in the wind blades we manufacture, whether caused by a design, engineering, materials, manufacturing or component failure or deficiencies in our manufacturing processes, are unpredictable and an inherent risk in manufacturing technically advanced products. Under our supply agreements, we warranty the materials and workmanship of the wind blades while our customers are responsible for the fitness of use and design of the wind blades. We have, in the past, experienced wind blade testing failures and defects at some of our facilities during the startup manufacturing phase of new products, and we may experience failures or defects in the future. We have also experienced wind blade failures in the field. Any such customer qualification and wind blade testing failures or other product defects in the future could materially harm our existing and prospective customer relationships. Specifically, negative publicity about the quality of the wind blades we manufacture or defects in the wind blades supplied to our customers could result in a reduction in wind blade orders, increased warranty claims, product liability claims and other damages or termination of our long-term supply agreements or business relationships with current or new customers. In addition, we have recently started wind blade production at a new facility in Yangzhou, China in March 2019 and have commenced operations at a new facility in Chennai, India in the first quarter of 2020 which may expose us to greater risk of warranty claims as these facilities ramp up to serial production levels.

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

The wind energy industry is competitive and is characterized by evolving customer demands. As a result, we must adapt quickly to customer requests for changes to wind blade specifications, which increases our costs and can provide periods of reduced revenue and margins. For instance, during 2019 and into 2020, we have undertaken and will undertake model transitions at several of our facilities for various customer demands. In 2019, we had 10 manufacturing lines in transition which adversely impacted our revenue and profitability. We currently expect to have manufacturing lines in transition during 2020 which could adversely affect our revenue and profitability in 2020. We are generally able to share transition costs with the customer in connection with these changing customer demands, but any sharing is the subject of negotiation and the amount is not always contractually defined. If we do not receive transition payments from our customers sufficient to cover our transition costs or lost margins, our business, financial condition and results of operations could be materially harmed.

We have experienced, and could in the future experience, quality or operational issues in connection with plant construction or expansion, wind blade model transitions and wind blade manufacturing, which could result in losses and cause delays in our ability to complete our projects and may therefore materially harm our business, financial condition and results of operations.

We dedicate most of the capacity of our current wind blade manufacturing facilities to existing customers and, as a result, we may need to build additional manufacturing capacity or facilities to serve the needs of new customers or expanded needs of existing customers. Since the third quarter of 2016, we have commenced operations at four new manufacturing facilities in Mexico, one in Turkey, one in Yangzhou, China, one in Chennai, India and one in Iowa. The construction of new plants and the expansion of existing plants involves significant time, cost and other risks. We generally expect our plants to generate losses in their first 12 to 24 months of operations related to production startup costs. Additionally, numerous factors can contribute, and have in the past contributed, to delays or difficulties in the startup of, or the adoption of our manufacturing lines to produce larger wind blade models, which we refer to as model transitions, in our manufacturing facilities. These factors include permitting, construction or renovation delays, the engineering and fabrication of specialized equipment, the modification of our general production know-how and customer-specific manufacturing processes to address the specific wind blades to be tested and built, changing and evolving customer specifications and expectations and the hiring and training of plant personnel. If our production or the delivery by any third-party suppliers of any custom equipment is delayed, the construction or renovation of the facility, or the addition of a production line would be delayed. Any delays or difficulties in plant startup or expansion may result in cost overruns, production delays, contractual penalties, loss of revenues, reduced margins and impairment of customer relationships, which could materially harm our business, financial condition and results of operations. For example, we experienced construction and startup delays with respect to our new manufacturing facility in Yangzhou, China.  These delays resulted in us paying liquidated damages of $7.8 million to one of our customers payable in installment payments in 2019 and 2020.

Some of our long-term supply agreements with our customers are subject to early termination and our failure to perform our obligations under these agreements or the termination of these agreements would materially harm our business, financial condition and results of operation.

Our current long-term supply agreements expire between the end of the third quarter of 2020 and the end of 2023. Some of our long-term supply agreements contain provisions that allow for the early termination of these agreements upon the customer providing us with advance written notice and paying an early termination fee.  Additionally, our long-term supply agreements contain provisions allowing our customers to terminate these agreements upon our failure to deliver the contracted wind blade volumes or our failure to meet certain mutually agreed upon cost reductions or a force majeure event that impacts our supply agreements for a contractually specified period of time. Our customers may not continue to maintain long-term supply agreements with us in the future. If one or more of our customers terminate, or reduce the number of lines or fail to renew their long-term supply agreements with us, it would materially harm our business, financial condition and results of operations.

Our long-term supply agreements and our backlog are subject to reduction within contractual parameters and we may not realize all of the expected revenue.

Our current long-term wind blade supply agreements generally establish annual purchase requirements on which we rely for our future production and financial forecasts. However, the timing and volume of purchases, within certain parameters, may be subject to change by our customers.  In addition, the amount of the annual purchase requirements typically decline in the later years of our long-term supply agreements. In some instances, our customers have the contractual right to require us to reduce the number of manufacturing lines committed to them and correspondingly reduce their minimum annual purchase requirements. Additionally, our minimum annual purchase commitments could potentially understate the forecasted net sales that we are likely to generate in a given period or periods if all of our long-term supply agreements remain in place and pricing remains materially unchanged. Such minimum annual purchase requirements could also potentially overstate the forecasted net sales that we are likely to generate in a given period or periods if one or more of our long-term supply agreements were to be terminated by our customers for any reason or due to market conditions our plants are underutilized. As a result, we may not realize the forecasted net sales we expect under our long-term supply agreements or pursuant to our backlog, which we define as the value of purchase orders received less the revenue recognized to date on those purchase orders. In addition, fulfillment of our backlog may not result in profits.

Many of our long-term supply agreements contain liquidated damages provisions, which may require us to make unanticipated payments to our customers.

Many of our long-term supply agreements contain liquidated damages provisions in the event that we fail to perform our obligations thereunder in a timely manner or in accordance with the agreed terms, conditions and standards. Our liquidated damages provisions generally require us to make a payment to the customer if we fail to deliver a product or service on time. For example, we experienced construction and startup delays with respect to our new manufacturing facility in Yangzhou, China and a work stoppage in Matamoros, Mexico during 2019. These delays resulted in us paying liquidated damages of $20.5 million to one of our customers payable in installment payments in 2019 and 2020. We generally try to limit our exposure under any individual long-term supply agreement to a maximum penalty. Nevertheless, if we incur liquidated damages, they may materially harm our business, operating results and financial condition.

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

We have developed a global footprint to serve the growing wind energy market worldwide and have wind blade manufacturing facilities in the United States, China, Mexico, Turkey and India. Although a majority of our manufacturing facilities are located outside of the United States, historically more than half of the wind blades that we produced were deployed in wind farms located within the United States. Our Iowa and Mexico manufacturing facilities manufacture wind blades that are generally deployed within the United States. In addition, we export wind blades from our China and Turkey manufacturing facilities to the United States and wind blades that will be produced at our India manufacturing facility could be exported by our customers to the United States as well. In addition, tariffs imposed by the current administration on components of wind turbines from China, including wind blades, in 2018 and 2019 could also have a negative impact on demand for our wind blades manufactured in our

Chinese manufacturing facilities. Consequently, demand for wind energy and our wind blade sales in the United States could be adversely affected by a variety of reasons and factors, and any downturn in demand for wind energy and our wind blade sales in the United States could materially harm our business.

We could experience shortages of raw materials or components critical to our manufacturing needs, which may hinder our ability to perform under our supply agreements.

We rely upon third parties for raw materials, such as fiberglass, carbon, resins, foam core and balsa wood, and various components for the wind blades we manufacture. Some of these raw materials and components may only be purchased from a limited number of suppliers. For example, balsa wood is only grown and produced in a limited number of geographies and is only available from a limited number of suppliers. Additionally, our ability to purchase the appropriate quantities of raw materials is constrained by our customers’ transitioning wind blade designs and specifications. As a result, we maintain relatively low inventory and acquire raw materials and components as needed. Due to significant international demand for these raw materials from many industries, we may be unable to acquire sufficient quantities or secure a stable supply for our manufacturing needs. For example, in 2019, we experienced shortages in the supply of balsa wood and other core materials which adversely impacted our results of operations. If shortages or delays occur, we may be unable to provide our products to our customers on time, or at all. In some instances, our customers directly control the purchase of certain key raw materials and components and if they are unable to procure and provide us with such raw materials and components, it could cause delays and disruptions with respect to our business and operations. In addition, a disruption in any aspect of our global supply chain caused by transportation delays, customs delays, cost issues or other factors could result in a shortage of raw materials or components critical to our manufacturing needs. Any supply shortages, delays in the shipment of materials or components from third party suppliers, or changes in the terms on which they are available could disrupt or materially harm our business, operating results and financial condition.

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

In addition, if one or more of our customers experience financial difficulties, demand for the wind blades we manufacture could decline significantly. In such a circumstance, we could also be at risk of collecting accounts receivable amounts owed from such customers as well as realizing the value of inventory balances for such customers. Similarly, if one or more of our customers becomes insolvent or files for bankruptcy, the demand for the wind blades we manufacture from the affected customers could be eliminated altogether. For example, in 2019, Senvion GmbH entered into a provisional self-administration procedure concerning its assets as ordered by the Local Court of Hamburg, Germany pursuant to the Insolvency Act in Germany. As a result of this event, we reevaluated the outstanding accounts receivables due from Senvion, the revenue recognized under our supply agreement with Senvion as well as the property, plant and equipment at our Taicang Port, China facility where we manufactured blades for Senvion. As a result of that reevaluation, we revised our estimate of consideration to be received under that contract, which reduced the revenue recorded in the year ended December 31, 2019 by $7.8 million. We also revised the useful life of the property, plant and equipment which was being used to fulfill the Senvion supply agreement which does not have an alternative use. The reevaluation and the lost production from Senvion had an adverse impact on our results of operations for the year ended December 31, 2019. If any of our other customers experience financial difficulties, they also may seek pricing concessions, extended payment terms, reduced minimum purchase commitments and other changes to the key terms of our supply agreements that could adversely affect our business, financial condition and results of operations.

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

Our revenues, business prospects and growth strategy heavily depend on the continued growth of the wind industry and our customers’ continuing demand for wind blades. Customer demand could decrease from anticipated levels due to numerous factors outside of our control that may affect the development of the wind energy market generally, portions of the market or individual wind project developments, including:

•	general economic conditions;
•	the general availability and demand for electricity;
•	wind energy market volatility;
•	cost-effectiveness, availability and reliability of alternative sources of energy and competing methods of producing electricity, including solar and non-renewable sources such as natural gas;
•	foreign, federal and state governmental tariffs, subsidies and tax or regulatory policies;
•	delays or cancellations of government tenders or auctions for wind energy projects;
•	the availability of financing for wind development projects;
•	the development of electrical transmission infrastructure and the ability to implement a proper grid connection for wind development projects;
•	foreign, federal and state laws and regulations regarding avian protection plans, noise or turbine setback requirements and other environmental laws and regulations;
•	administrative and legal challenges to proposed wind development projects; and
•	public perception and localized community responses to wind energy projects.

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
•

damage or production delays caused by earthquakes, fires, floods, tornadoes, hurricanes, extreme weather conditions such as windstorms, hailstorms, drought, temperature extremes, typhoons or other natural disasters or terrorism or health epidemics such as the coronavirus; and

•	labor unrest or shortages in skilled labor.

For example, we announced in the first quarter of 2020 that we were shutting down our Newton, Iowa transportation facility due to operational challenges primarily relating to our inability to hire enough skilled personnel to manufacture our transportation products at this facility. In addition, the cost of repeated or prolonged interruptions, reductions in production capacity, or the repair or replacement of complex and sophisticated tooling and equipment may be considerable and could result in damages under or the termination of our long-term supply agreements or penalties for regulatory non-compliance, any of which could materially harm our business, operating results and financial condition.

We operate a substantial portion of our business in international markets and we may be unable to effectively manage a variety of currency, legal, regulatory, economic, social and political risks associated with our global operations and those in developing markets.

We currently operate manufacturing facilities in the United States, China, Mexico and Turkey, and we commenced operations at our manufacturing facility in Chennai, India in the first quarter of 2020. Since the third quarter of 2016, we have commenced operations at four new manufacturing facilities in Mexico, one in Turkey, one in Yangzhou, China, one in Chennai, India and one in Iowa. For the years ended December 31, 2019, 2018 and 2017, approximately 88%, 84% and 80%, respectively, of our net sales were derived from our international operations and we expect that a substantial portion of our projected revenue growth will be derived from those operations. Our overall success depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. The global nature of our operations is subject to a variety of risks, including:

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

•	the misinterpretation of local contractual terms, renegotiation or modification of existing long-term supply agreements and enforcement of contractual terms in disputes before local courts;
•	the inability to maintain or enforce legal rights and remedies at a reasonable cost or at all; and
•	the potential for political unrest, expropriation, nationalization, revolution, war or acts of terrorism in countries in which we operate.

In particular, our operations in China are subject to a variety of specific risks, which may adversely affect our business, including:

•	the imposition by the United States of tariffs on certain wind turbine components, including wind turbine blades, being imported into the United States;
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

In addition, the locations of our manufacturing facilities in Juárez, Mexico and Matamoros, Mexico are, and have been in the past, subject to violence related to drug trafficking, including kidnappings and killings as well as labor unrest. These factors and events could negatively impact our ability to hire and retain personnel, especially senior U.S. managers, to continue to work at these facilities, or disrupt our operation in other ways, which could materially harm our business.

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

Many wind turbine OEMs rely on in-house production of wind blades for some or all of their wind turbines. Our growth strategy depends in large part on the continued expansion of our relationships with our current wind blade customers, and the addition of new key customers. All of our customers possess the financial, engineering and technical capabilities to produce their own wind blades and many source wind blades from multiple suppliers. Our existing customers may not expand their wind energy operations or, if they do, they may not choose us to supply them with new or additional quantities of wind blades. Our collaborative dedicated supplier model for the manufacture of wind blades is a significant departure from traditional vertically integrated methods. As is typical for rapidly evolving industries, customer demand for new business models is highly uncertain. Although we have entered into long-term supply agreements with customers that also produce wind blades for their wind turbines in-house, we may not be able to maintain these customer relationships or enter into similar arrangements with new customers that produce wind blades in-house in the future. In addition, although GE Wind historically outsourced all of their wind blade production requirements prior to its acquisition of LM, we expect that GE Wind will continue to utilize LM for a substantial percentage of its wind blade production in the future. Our business and growth strategies depend in large part on the continuation of the trend toward outsourcing manufacturing. If that trend does not continue or we are unsuccessful in persuading wind turbine OEMs to shift from in-house production to the outsourcing of their wind blade manufacturing, we may not achieve the long-term growth we anticipate and our market share could be limited.

A drop in the price of energy sources other than wind energy, or our inability to deliver wind blades that compete with the price of other energy sources, may materially harm our business, financial condition and results of operations.

We believe that the decision to purchase wind energy is, to a significant degree, driven by the relative cost of electricity generated by wind turbines compared to the applicable price of electricity from the utility grid and the cost of traditional and other renewable energy sources. Decreases in the prices of electricity from the relevant utility grid or from renewable energy sources other than wind energy, such as solar, would harm the market for wind energy. In particular, a drop in natural gas prices could lessen the appeal of wind-generated electricity. Technological advancements or the construction of a significant number of power generation plants, including nuclear, coal, natural gas or power plants utilizing other renewable energy technologies, government support for other forms of renewable energy or construction of additional electric transmission and distribution lines could reduce the price of electricity produced by competing methods, thereby making the purchase of wind energy less attractive. For example, in 2017, the current President signed an executive order that is intended to promote the domestic coal industry, which may make the cost of electricity generated from coal more cost competitive. The ability of energy conservation technologies, public initiatives and government incentives to reduce electricity consumption or support other forms of renewable energy could also lead to a reduction in the price of electricity, which would undermine the attractiveness of wind energy and thus wind turbines, and, ultimately wind blades. If prices for electricity generated by wind turbines are not competitive, our business, financial condition and results of operations may be materially harmed.

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

The complexity, expense and long-term nature of our supply agreements generally require a lengthy customer education, evaluation and approval process. It can take us from several months to years to identify and attract new customers, if we are successful at all. This long sales cycle for attracting and retaining new customers subjects us to a number of significant risks that may materially harm our business, results of operations and financial condition over which we have limited control, including fluctuations in our quarterly operating results. In addition, we may incur substantial expenses and devote significant management effort to develop potential relationships that do not result in agreements or revenue and may prevent us from pursuing other opportunities.

We encounter intense competition for limited customers from other wind blade manufacturers, as well as in-house production by wind turbine OEMs, which may make it difficult to enter into long-term supply agreements, keep existing customers and potentially get new customers.

We face significant competition from other wind blade manufacturers, and this competition may intensify in the future. The wind turbine market is characterized by a relatively small number of large OEMs. In addition, a significant percentage of wind turbine OEMs, including all of our current customers, produce some of their own wind blades in-house. As a result, we compete for business from a limited number of customers that outsource the production of wind blades. We also compete with a number of wind blade manufacturers in China, who are growing in terms of their technical capability and aspire to expand outside of China. Some of our competitors have more experience in the wind energy industry, as well as greater financial, technical or human resources than we do, which may limit our ability to compete effectively with them and maintain or improve our market share. Additionally, our long-term supply agreements dedicate capacity at our facilities to our customers, which may also limit our ability to compete if our facilities cannot accommodate additional capacity. If we are unable to compete effectively for the limited number of customers that outsource production of wind blades, our ability to enter into long-term supply agreements with potential new and existing customers may be materially harmed.

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

The PTC was extended in 2015 for wind power projects through December 31, 2019, and was phased down over the term of the PTC extension. Specifically, the PTC was kept at the same rate in effect at the end of 2014 for wind power projects that either commenced construction or met certain safe harbor requirements by the end of 2016, and thereafter was reduced by 20% per year in 2017, 2018 and 2019, respectively. In December 2019, Congress extended the PTC through the end of 2020 and increased the rate from 40% to 60% for projects that commenced construction or met certain safe harbor requirements by the end of 2020 and are commissioned by the end of 2024.

In June 2019, the EPA issued the Affordable Clean Energy Rule, which replaced the Clean Power Plan, which was designed to promote renewable energy.  The Clean Power Plan, which was established by the EPA in 2015, set national standards for states to reduce carbon emissions from power plants. Specifically, the Clean Power Plan required states to reduce carbon emissions from power plants 32% below 2005 levels by 2030.  In general, the Affordable Clean Energy Rule, provides for efficiency improvements at power plants and directs individual States to choose how they want to regulate power plant emissions.   Unlike the Clean Power Plan, the Affordable Clean Energy Rule, does not set specific standards or limits for carbon emissions.

In addition, many state governments have adopted measures designed to promote wind energy. For example, according to the American Wind Energy Association (AWEA), at the state level, as of December 31, 2019, 29 states, as well as the District of Columbia and Puerto Rico, have implemented RPS programs that mandate that a specific percentage of electricity sales in a state come from renewable energy within a specified period. However, some RPS programs have been challenged and all of them may not continue going forward. These programs have spurred significant growth in the wind energy industry in the United States and a corresponding increase in the demand for our manufactured wind blades. However, although the U.S. government and several state governments have adopted these various programs that are expected to help drive the growth of wind energy, they may approve new or additional programs that might hinder the wind energy industry and therefore negatively impact our business, operating results or financial condition.

China implemented its 13th 5-Year Plan with a goal of 15% energy from non-fossil fuel sources and targeting 210 GWs of grid-connected wind capacity by 2020, according to its National Development and Reform Commission, and employs preferential feed-in tariff schemes, in addition to local tax-based incentives. Mexico has established strict targets, aiming for 35% renewable energy by 2024 and 50% by 2050, according to WoodMac, which it is facilitating through tax incentives. Large European Union members have renewable energy targets for 2020 of between 10% and 49% of all energy use derived from renewable energy sources, according to the European Commission. Turkey enacted Law No. 5346 in 2005 to promote renewable-based electricity generation within its domestic electricity market by introducing tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers. The World Bank also provided to Turkey an aggregate of $600 million of loan proceeds to encourage investors to construct generation plants with renewable energy resources. These programs have spurred significant growth in the wind energy industry internationally and a corresponding increase in the demand for our manufactured wind blades. However, although foreign governments have adopted various programs that are expected to drive the growth of wind energy, they may approve new or additional programs going forward that might hinder the wind energy industry and therefore negatively impact our business as a result. For example, foreign governments may decide to reduce or eliminate these economic incentives for political, financial or other reasons. They may also favor other forms of energy, including current and new sources of energy such as solar, nuclear and hydropower. Foreign governments may also cancel or delay scheduled tender offers or auctions for wind energy projects.  For example, the Mexican government recently canceled the country’s fourth energy tender which was in the final stages to contract a minimum 5% of national power by 2021.

Because of the long lead times necessary to develop wind energy projects, any uncertainty or delay in adopting, extending or renewing these incentives beyond their current or future expiration dates could negatively impact potential wind energy installations and result in industry volatility. There can be no assurance that the PTC, tender offers, auctions or other governmental programs or subsidies for renewable energy will remain in effect in their present form or at all, and the elimination, reduction, or modification of these programs or subsidies could materially harm wind energy programs in the United States and international markets and materially decrease demand for the wind blades we manufacture and, in turn, materially harm our business, operating results and financial condition.

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

Our growth and success depends to a significant extent on our ability to attract and retain highly qualified research and development, management, manufacturing and other key personnel including engineers in our various locations. In addition, we rely heavily on our management team, including Steven C. Lockard, our Chief Executive Officer; William E. Siwek, our President; Ramesh Gopalakrishnan, our Chief Operating Officer - Wind; Bryan Schumaker, our Chief Financial Officer; and other senior management. Although we have executed an employment agreement with each of these executives, these executives and other senior management can resign with little or no notice to us. The inability to recruit and retain key personnel or the unexpected loss of key personnel may materially harm our business, operating results and financial condition. Hiring those persons may be especially difficult because of the specialized nature of our business and our international operations. If we cannot attract and retain qualified personnel, or if we lose the services of Messrs. Lockard, Siwek, Gopalakrishnan, or Schumaker, other key members of senior management or other key personnel, and we do not have adequate succession plans in place, our ability to successfully execute our business plan, market and develop our products and serve our customers could be materially and adversely affected. In addition, because of our reliance on our management team, our future success depends, in part, on its ability to identify and develop talent to succeed its senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critical to the successful implementation of our future strategies.

Risks Related to our Transportation Business

Our efforts to expand our transportation business and enter into other strategic markets may not be successful.

While our primary focus has been to manufacture composite wind blades, our strategy is to expand our transportation business and to enter into other strategic markets. In 2018, we expanded our relationship with Proterra and began supplying bus bodies from a new manufacturing facility in Newton, Iowa in addition to our manufacturing facility in Warren, Rhode Island. We experienced startup challenges and incurred significant losses in connection with the supply of bus bodies to Proterra from our Newton, Iowa manufacturing facility.  As result, we are planning to close our Newton, Iowa bus body manufacturing facility in the first quarter of 2020 and plan to consolidate our bus body manufacturing operation into our Warren, Rhode Island manufacturing facility. The expansion of our transportation business and our entry into other strategic markets will require improved execution in terms of our start up activity and ongoing manufacturing performance as well as significant levels of investment. There can be no assurance that our transportation business or other strategic markets will develop as anticipated or that we will have success in any such markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations, including potentially impairing the value of our goodwill.

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

Risks Related to Our Business as a Whole

Our facilities or operations could be adversely affected by health epidemics such as the Coronavirus or other events outside of our control.

We may be impacted by health epidemics, such as the Coronavirus, or other events outside of our control, such as wars or natural disasters. For example, as a result of the recent Coronavirus quarantine and movement restrictions being imposed in China, we do not expect our China manufacturing facilities to be back at full production until the second quarter of 2020 and we may not be able to produce the number of wind blade sets in our China manufacturing facilities that we originally projected for calendar year 2020. In addition, our global supply chain may be adversely affected by the Coronavirus epidemic, other health epidemics, wars, natural disasters or other events outside our control. If the Coronavirus epidemic or other events outside of our control persist for an extended period of time, they may have an adverse impact on our business, financial condition and results of operations.

We may not be able to manage our future growth effectively, which may materially harm our business, operating results and financial condition.

We expect to continue to expand our business to meet our current and expected future contractual obligations and to satisfy anticipated increased demand for our products. To manage our anticipated expansion, we believe we must scale our internal infrastructure, including establishing additional facilities, improve our operational systems and procedures and manufacturing capabilities, continue to enhance our compliance and quality assurance systems, train and manage our growing employee base, and retain and add to our current executives and management personnel. Rapid expansion of our operations could place a significant strain on our senior management team, support teams, manufacturing lines, information technology platforms and other resources. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any rapid expansion could materially harm our business, prospects, results of operations or financial condition. Our inability to implement operational improvements, generate and sustain increased revenue and manage and control our cost of goods sold and operating expenses could impede our future growth and materially harm our business, operating results and financial condition.

Our financial position, revenue, operating results, profitability and cash flows are difficult to predict and may vary from quarter to quarter, which could cause our share price to decline significantly.

Our quarterly revenue, operating results, profitability and cash flows have varied in the past and are likely to vary significantly from quarter to quarter in the future. For example, our quarterly results have ranged from an operating profit of $21.0 million for the three months ended September 30, 2017 to an operating loss of $11.7 million for the three months ended March 31, 2019. The factors that are likely to cause these variations include:

•	operating and startup costs of new manufacturing facilities;
•	wind blade model transitions;
•	differing quantities of wind blade production;
•	unanticipated contract or project delays or terminations;
•	changes in the costs of raw materials or disruptions in raw material supply;

•	scrap of defective products;
•	payment of liquidated damages to our customers for late deliveries of our products;
•	warranty expense;
•	availability of qualified personnel;
•	employee wage levels;
•	costs incurred in the expansion of our existing manufacturing capacity;
•	volume reduction requests from our customers pursuant to our customer agreements;
•

damage or production delays caused by earthquakes, fires, floods, tornadoes, hurricanes, extreme weather conditions such as windstorms, hailstorms, drought, temperature extremes, typhoons or other natural disasters or terrorism or health epidemics such as the coronavirus;

•	general economic conditions; and
•

the complexity of the financial assumptions we must use for forecasting our revenue, profitability and operating results under ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the impact that unanticipated blade transitions have on those estimates.

As a result, our revenue, operating results, profitability and cash flows for a particular period are difficult to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. It is also possible that in some future periods our revenue, operating results and profitability may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time, and our business, operating results and financial condition would be materially harmed.

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

Our current wind blade manufacturing activities and future growth will require substantial capital investment. For the years ended December 31, 2019 and 2018, our capital expenditures were $80.3 million and $74.7 million, respectively, including assets acquired under finance leases in 2019 and 2018 of $5.8 million and $22.0 million, respectively. We have recently entered into lease agreements with third parties to lease new manufacturing facilities in China, India and Mexico. Major projects expected to be undertaken include purchasing equipment for our new manufacturing facility in Chennai, India and the continued investment in our Turkey, Mexico and China facilities. Our ability to grow our business is predicated upon us making significant additional capital investments to expand our existing manufacturing facilities and build and operate new manufacturing facilities in existing and new markets. We generally estimate that the startup of a new six-line manufacturing facility requires cash for net operating expenses and working capital of between $20 million to $25 million and additional capital expenditures primarily for machinery and equipment of between $30 million to $35 million. In addition, we estimate our annual maintenance capital expenditures to be between $1 million to $2 million per facility. We may not have the capital to undertake these capital investments. In addition, our capital expenditures may be significantly higher if our estimates of future capital investments are incorrect and may increase substantially if we are required to undertake actions to comply with new regulatory requirements or compete with new technologies. The cost of some projects may also be affected by foreign exchange rates if any raw materials or other goods must be paid for in foreign currency. We cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financings would not be dilutive to holders of our capital stock. We also cannot assure you that completed capital expenditures will yield the anticipated results. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants, or other restrictions on our business that could impair our operational flexibility, and would require us to fund additional interest expense. If we are unable to obtain sufficient capital at a reasonable cost or at all, we may not be able to expand production sufficiently to take advantage of changes in the marketplace or may be required to delay, reduce or eliminate some or all of our current operations, which could materially harm our business, operating results and financial condition.

As a U.S. corporation with international operations, we are subject to the U.S. Foreign Corrupt Practices Act of 1977, which could impact our ability to compete in certain jurisdictions.

As a U.S. corporation, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. We have manufacturing facilities in China, Mexico, Turkey and India, countries with a fairly high risk of corruption. Those facilities are subject to routine government oversight. In addition, a number of our raw materials and components suppliers are state-owned, particularly in China. Moreover, due to our need to import raw materials across international borders, we also routinely have interactions, directly or indirectly, with customs officials. In many foreign countries, under local custom, businesses engage in practices that may be prohibited by the FCPA or other similar laws and regulations. Additionally, we continue to hire employees around the world as we continue to expand. Although we have implemented certain procedures and controls designed to ensure compliance with the FCPA and similar laws, there can be no guarantee that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, have not taken and will not take actions that violate our policies and the FCPA, which could subject us to fines, penalties, disgorgement, and loss of business, harm our reputation and impact our ability to compete in certain jurisdictions. In addition, these laws are complex and far-reaching in nature, and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Moreover, our competitors may not be subject to the FCPA or comparable legislation, which could provide them with a competitive advantage in some jurisdictions.

We may have difficulty making distributions and repatriating earnings from our Chinese manufacturing operations, which may also occur in some of our other locations.

A material portion of our business is conducted in China. As of December 31, 2019, our China operations had unrestricted cash of $9.7 million, most of which will be used to fund our future operations in China. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license contracts and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.5 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2019, the amount of the surplus reserve fund was $6.6 million. Any inability to make distributions, repatriate earnings or otherwise access funds from our manufacturing operations in China, if and when needed for use outside of China, could materially harm our liquidity and our business.

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

We experienced an “ownership change” in June 2018, and it remains possible that future transactions may cause us to undergo one or more ownership changes. As of December 31, 2019, we have U.S. federal NOLs of approximately $20.9 million and state NOLs of approximately $158.0 million. The pre-ownership change NOLs existing at the date of change of $47.7 million are subject to annual limitation.  We do not believe that the Section 382 and 383 annual limitation will materially impact our ability to utilize the tax attributes that existed as of the date of the ownership change.

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

Our senior, secured current revolving credit facility contains, and any future loan agreements we may enter into may contain, operating and financial covenants that may restrict our business and financing activities.

As of December 31, 2019, we had a $150.0 million revolving credit facility (the Credit Facility) with JPMorgan Chase Bank, N.A. Wells Fargo Bank, N.A., Capital One, N.A. and Bank of America N.A., consisting of a $125.0 million revolving credit facility and a $25.0 million letter of credit sub-facility. As of December 31, 2019, the aggregate outstanding balance under the Credit Facility was $112.4 million. The Credit Facility is secured by substantially all of our assets. In addition, from time to time, we enter into various loan, working capital and accounts receivable financing facilities to finance the construction and ongoing operations of our advanced manufacturing facilities and other capital expenditures. The Credit Facility contains various financial covenants and restrictions on our and our operating subsidiaries’ excess cash flows and ability to make capital expenditures, incur additional indebtedness and pay dividends or make distributions on, or repurchase, our stock. The operating and financial restrictions and covenants of the Credit Facility, as well as our other existing and any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to maintain appropriate minimum leverage ratio and fixed charge coverage ratio requirements in the future. A breach of any of these covenants could result in a default under the applicable loan facility, which could cause all of the outstanding indebtedness under such facility to become immediately due and payable by us and/or enable the lender to terminate all commitments to extend further credit. In addition, if we were unable to repay the outstanding indebtedness upon a default, our lenders could proceed against the assets pledged as collateral to secure that indebtedness.

In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. All other material terms and conditions of the Credit Agreement remained the same.  We did not make any draw downs on the revolving credit facility in connection with the execution of the Incremental Facility Agreement.

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

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition.  We may incur significant expenses to amend our LIBOR-indexed loans and other applicable financial or contractual obligations, including our revolving credit facility, to a new reference rate, which may differ significantly from LIBOR.  Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our revolving credit facility, and increased borrowing costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

Much of our intellectual property consists of trade secrets and know-how that is very difficult to protect. If we experience loss of protection for our trade secrets or know-how, our business would be substantially harmed.

We have a variety of intellectual property rights, including patents, trademarks and copyrights, but much of our most important intellectual property rights consist of trade secrets and know-how and effective intellectual property protection may be unavailable, limited or outside the scope of the intellectual property rights we pursue in the United States and in foreign countries such as China where we operate. Although we strive to protect our intellectual property rights, there is always a risk that our trade secrets or know-how will be compromised or that a competitor could lawfully reverse-engineer our technology or independently develop similar or more efficient technology. We have confidentiality agreements with each of our customers, suppliers, key employees and independent contractors in place to protect our intellectual property rights, but it is possible that a customer, supplier, employee or contractor might breach the agreement, intentionally or unintentionally. For example, we believe a key former employee may have shared some of our intellectual property with a competitor in China and this former employee or the competitor may use this intellectual property to compete with us in the future. It is also possible that our confidentiality agreements with customers, suppliers, employees and contractors will not be effective in preserving the confidential nature of our intellectual property rights. The patents we own could be challenged, invalidated, narrowed or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Once our patents expire, or if they are invalidated, narrowed or circumvented, our competitors may be able to utilize the inventions protected by our patents. Additionally, the existence of our intellectual property rights does not guarantee that we will be successful in any attempt to enforce these rights against third parties in the event of infringement, misappropriation or other misuse, which may materially and adversely affect our business. Because our ability to effectively compete in our industry depends upon our ability to protect our proprietary technology, we might lose business to competitors and our business, revenue, operating results and prospects could be materially harmed if we suffer loss of trade secret and know-how protection or breach of our confidentiality agreements.

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

Certain of our employees in Turkey and Matamoros, Mexico, which in the aggregate represented approximately 37% of our workforce as of December 31, 2019, are covered by collective bargaining arrangements.  Our collective bargaining arrangement for our certain of our Turkish employees are in effect through the end of 2021. In March 2018, we entered into a collective bargaining agreement with a labor union for certain of our employees in our Matamoros, Mexico facility. In January 2019, thousands of workers employed in dozens of manufacturing facilities in Matamoros, Mexico, went on strike.  In general, these workers, who were represented by several different labor unions, demanded an increase in their wage rate and an annual bonus. In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike also demanding an increase in their hourly wage rate and the payment of an annual bonus. In February 2019, our manufacturing production employees in Matamoros, Mexico, who are represented by a labor union, went on strike also demanding an increase in their hourly wage rate and the payment of an annual bonus. During this strike, our Matamoros manufacturing facility stopped production for several weeks until we reached a revised agreement with our labor union. In the first quarter of 2020, we amended our Matamoros collective bargaining agreement to adjust the salaries and bonuses payable to our associates for calendar year 2020 that are covered by this agreement.

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

Information technology is part of our business strategy and operations. It enables us to streamline operation processes, facilitate the collection and reporting of business data, and provide for internal and external communications. There are risks that information technology system failures, network disruptions, breaches of data security and phishing and ransomware attacks could disrupt our operations. Any significant disruption or breach may materially harm our business, operating results or financial condition.

We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and NASDAQ, impose various requirements on public companies, including requiring establishment and maintenance of effective disclosure controls and internal control over financial reporting and changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs. We estimate that we incur approximately $2 million to $3 million in expenses annually in response to these requirements.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our management and other personnel devote a substantial amount of time to these compliance initiatives, diverting their attention away from the day-to-day management of our business. We may also need to upgrade our financial and operating systems, implement additional financial and management controls, reporting systems and procedures, and add additional accounting, auditing and financial staff with appropriate public company experience and technical accounting knowledge. We have operations in China, Mexico, Turkey and India and may have difficulty hiring and retaining employees in these countries who have the experience necessary to implement the kind of management and financial controls that are expected of a U.S. public company. In this regard, for example, China has only recently begun to adopt management and financial reporting concepts and practices like those in the United States. If we are not able to comply with these requirements in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Sales of a substantial number of shares of our common stock in the public market can occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we had 35,180,706 shares of common stock outstanding. All shares can now be sold, subject to any applicable volume limitations under federal securities laws.

In addition, as of December 31, 2019, there were: (i) 2,594,228 shares subject to outstanding options, or 7.4% of our outstanding shares; (ii) 354,427 restricted stock units, or 1.0% of our outstanding shares; (iii) 491,718 performance stock units, or 1.4% of our outstanding shares; and (iv) 6,621,512 shares reserved for future issuance, or 18.8% of our outstanding shares under the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan) that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. We also filed a shelf registration statement in September 2017 for the resale of up to 19,774,751 shares of common stock by certain of our common stockholders. We also have registered all shares of common stock that we may issue under our employee equity incentive plans. These shares can be freely sold in the public market upon issuance and subject to the restrictions imposed on our affiliates under Rule 144.

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

Under our existing equity compensation plans, as of December 31, 2019, we had outstanding options to purchase 2,594,228 shares of our common stock, 354,427 restricted stock units and 491,718 performance stock units to our employees and non-employee directors. From time to time, we expect to grant additional options and other stock awards in accordance with the 2015 Plan. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additionally, any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. If we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue stock, stockholders may experience further dilution.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our headquarters is located in Scottsdale, Arizona, and we own or lease various other facilities in the United States, China, Mexico, Turkey, India, Denmark and Germany. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists the locations and square footage for our facilities as of February 27, 2020:

	Year	Leased or	Approximate
Location	Commenced	Owned	Square Footage	Description of Use
Newton, IA, United States	2008	Leased	337,922	Wind Blade Manufacturing Facility
Newton, IA, United States	2018	Leased	114,078	Transportation Manufacturing Facility
Dafeng, China	2013	Leased	381,102	Wind Blade Manufacturing Facility
Dafeng, China	2015	Leased	446,034	Wind Blade Manufacturing Facility
Taicang Port, China	2007	Owned	208,445	Precision Molding Facility
Yangzhou, China	2018	Leased	934,133	Wind Blade Manufacturing Facility
Juárez, Mexico	2013	Leased	345,984	Wind Blade Manufacturing Facility
Juárez, Mexico	2016	Leased	453,096	Wind Blade Manufacturing Facility
Juárez, Mexico	2017	Leased	339,386	Wind Blade Manufacturing Facility
Juárez, Mexico	2018	Leased	300,277	Precision Molding Manufacturing Facility
Matamoros, Mexico	2017	Leased	527,442	Wind Blade Manufacturing Facility
Izmir, Turkey	2012	Leased	343,000	Wind Blade Manufacturing Facility
Izmir, Turkey	2015	Leased	817,078	Wind Blade Manufacturing Facility
Warren, RI, United States	2004	Leased	108,750	Precision Molding Development and Manufacturing and Research and Development Facility, Transportation Manufacturing Facility
Santa Teresa, NM, United States	2014	Leased	503,710	Wind Blade Storage Facility
Scottsdale, AZ, United States	2015	Leased	22,508	Corporate Headquarters
Kolding, Denmark	2018	Leased	2,583	Advanced Engineering Center
Chennai, India	2019	Leased	776,280	Wind Blade Manufacturing Facility
Berlin, Germany	2019	Leased	4,982	Engineering Center

Item 3. Legal Proceedings

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

Stock Performance Graph

The following graph and table illustrate the total stockholder return from July 22, 2016 through December 31, 2019, on our common stock, the Russell 2000 Index, the S&P Small Cap 600 Energy (Sector) Index and the NASDAQ Clean Edge Green Energy Index, assuming an investment of $100.00 on July 22, 2016 including the reinvestment of dividends.

	Base Period
	7/22/16	12/30/16	6/30/17	12/29/17	6/29/18	12/31/18	6/28/19	12/31/19
TPI Composites, Inc.	$100.00	$118.29	$136.28	$150.88	$215.63	$181.27	$182.30	$136.50
Russell 2000	$100.00	$111.89	$116.69	$126.60	$135.47	$111.19	$129.16	$137.56
S&P Small Cap 600 Energy (Sector)	$100.00	$133.11	$84.00	$97.60	$107.35	$55.64	$57.15	$47.19
NASDAQ Clean Edge Green Energy	$100.00	$102.59	$119.52	$134.16	$128.63	$116.50	$139.39	$163.93

Holders

As of January 31, 2020, there were five stockholders of record of our common stock, although there is a much larger number of beneficial owners.

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

Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.5 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2019, the amount of the surplus reserve fund was $6.6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” included in Part II, Item 7.

Securities Authorized for Issuance under Equity Compensation Plans

The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

None

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

	Year Ended December 31,
	2019	2018	2017 (1)	2016 (1)	2015
Consolidated Statement of Operations Data:	(in thousands, except per share data)
Net sales	$1,436,500	$1,029,624	$955,198	$769,019	$585,852
Cost of sales	1,290,619	882,075	804,099	664,026	528,247
Startup and transition costs	68,033	74,708	40,628	18,127	15,860
Total cost of goods sold	1,358,652	956,783	844,727	682,153	544,107
Gross profit	77,848	72,841	110,471	86,866	41,745
General and administrative expenses	39,916	43,542	40,373	33,892	14,126
Realized loss on sale of assets and asset impairments	18,117	4,581	—	—	—
Restructuring charges, net	3,927	—	—	—	—
Income from operations	15,888	24,718	70,098	52,974	27,619
Other income (expense):
Interest income	157	181	95	344	161
Interest expense	(8,179)	(10,417)	(12,381)	(17,614)	(14,565)
Loss on extinguishment of debt	—	(3,397)	—	(4,487)	—
Realized loss on foreign currency remeasurement	(4,107)	(13,489)	(4,471)	(757)	(1,802)
Miscellaneous income	3,648	4,650	1,191	238	246
Total other expense	(8,481)	(22,472)	(15,566)	(22,276)	(15,960)
Income before income taxes	7,407	2,246	54,532	30,698	11,659
Income tax benefit (provision)	(23,115)	3,033	(15,798)	(3,654)	(3,977)
Net income (loss)	(15,708)	5,279	38,734	27,044	7,682
Net income attributable to preferred stockholders(2)	—	—	—	5,471	9,423
Net income (loss) attributable to common stockholders	$(15,708)	$5,279	$38,734	$21,573	$(1,741)

Weighted-average common shares outstanding:
Basic(3)	35,062	34,311	33,844	17,530	4,238
Diluted(3)	35,062	36,002	34,862	17,616	4,238
Net income (loss) per common share:
Basic	$(0.45)	$0.15	$1.14	$1.23	$(0.41)
Diluted	$(0.45)	$0.15	$1.11	$1.22	$(0.41)

	December 31,
	2019	2018	2017 (1)	2016 (1)	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$70,282	$85,346	$148,113	$119,066	$45,917
Total assets	826,677	604,855	545,737	436,833	329,920
Total debt, net of debt issuance costs and discount	141,389	137,623	121,385	123,155	129,346
Total liabilities	621,627	383,898	325,183	265,433	322,287
Total convertible and senior redeemable preferred shares and warrants	—	—	—	—	198,830
Total stockholders’ equity (deficit)	205,050	220,957	220,554	171,400	(191,197)

	Year Ended December 31,
	2019	2018	2017 (1)	2016 (1)	2015
Other Financial Information:	(in thousands, except other operating information)
Total billings(4)	$1,387,235	$1,006,541	$941,565	$764,424	$600,107
EBITDA(4)	$54,009	$42,308	$88,516	$65,641	$37,479
Adjusted EBITDA(4)	$81,914	$68,173	$100,111	$76,300	$39,281
Capital expenditures	$74,408	$52,688	$44,828	$30,507	$26,361
Free cash flow(4)	$(17,324)	$(55,946)	$29,772	$29,335	$4,932
Total debt, net of debt issuance costs and discount	$141,389	$137,623	$121,385	$123,155	$129,346
Net cash (debt)(4)	$(71,779)	$(53,155)	$24,557	$(6,379)	$(90,667)

Other Operating Information:
Sets(5)	3,178	2,423	2,736	2,154	1,609
Estimated megawatts(6)	9,324	6,560	6,602	4,920	3,595
Dedicated manufacturing lines(7)	52	55	48	44	34
Manufacturing lines installed(8)	48	43	41	33	30
Manufacturing lines in startup(9)	14	16	9	3	10
Manufacturing lines in transition(10)	10	15	—	3	11

(1)

Reflects the impact of the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (Topic 606) effective January 1, 2018. See Note 1 - Recently Issued Accounting Pronouncements - Revenue from Contracts with Customers of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a further discussion. Prior period information for 2015 has not been restated and is, therefore, not comparable to the 2019, 2018, 2017 and 2016 information.

(2)

Represents the accrual of dividends on our convertible and senior redeemable preferred shares, the accretion to redemption amounts on our convertible preferred shares and warrant fair value adjustments. Immediately prior to the closing of the IPO, all preferred shares were converted into shares of our common stock and as a result, the accrual of dividends ceased.

(3)

For the years ended December 31, 2017 and 2016, the weighted-average diluted shares outstanding include the conversion on a net issuance basis of our common warrants and the stock options issued under the 2015 Plan and the 2008 Stock Option and Grant Plan. For the year ended December 31, 2015, the weighted-average common shares outstanding are the same under the basic and diluted per share calculations as we incurred a net loss in that year.

(4)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics Used By Management to Measure Performance” included in Part II, Item 7 of this Annual Report on Form 10-K for more information and the reconciliations of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net sales, net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs and discount, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

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

(8)

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

(9)

Number of wind blade manufacturing lines that were in a startup phase during the pre-production and production ramp-up period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics Used By Management to Measure Performance” included in Part II, Item 7 of this Annual Report on Form 10-K for more information.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets (which consist of three wind blades). This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers.

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.  In November 2017, we signed a five- year supply agreement with Proterra Inc. (Proterra) to supply Proterra Catalyst® composite bus bodies. In February 2018, we entered into an agreement with Navistar, Inc. (Navistar) to design and develop an all composite Class 8 tractor cab. This collaborative development project was entered into in connection with Navistar’s recent award under the Department of Energy’s (DOE) Super Truck II investment program, which is designed to promote fuel efficiency in commercial vehicles. In 2019, we also agreed to develop prototype composite body delivery vehicles for Workhorse Group. In November 2018, we announced a capital investment of approximately $11.5 million in 2019 to develop a highly automated pilot manufacturing line for the electric vehicle market within our Warren, Rhode Island facility, and we plan to commence operating this pilot line later this year. We expect this investment will enable us to further develop our technology, create defensible product and process IP and demonstrate our capability to manufacture composite components cost effectively at automotive volume rates. We also expect this pilot line will also help our current and potential customers to de-risk the decision-making process to commit to TPI for high-volume manufacturing programs in the future.

Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 96%, 95% and 96% of our total net sales for each of the years ended December 31, 2019, 2018 and 2017, respectively. As of February 27, 2020, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.8 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.2 billion through the end of 2023. In recent years, we have experienced significant growth in our OEM customer base, as according to data from WoodMac, our OEM customers collectively accounted for approximately 55% of the global onshore wind energy market and approximately 87% of that market excluding China over the three years ended December 31, 2018, based on MWs of energy capacity installed. Additionally, our customers represented 99% of the U.S. onshore wind turbine market over the three years ended December 31, 2018, based on MWs of energy capacity installed. We believe these figures demonstrate the leading position of our existing OEM customers, as well as our opportunity to develop relationships with new OEM customers as additional OEMs seeking to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. We believe that these trends will help us to strengthen our current customer base, grow our business worldwide, increase our revenue and improve our business prospects.

We divide our business operations into four geographic operating segments—the United States (U.S.), Asia, Mexico and Europe, the Middle East, Africa and India (EMEAI), as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used to manufacture wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry at our Rhode Island facility, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany which we purchased in July 2019 and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

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

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020. This segment also performs wind blade inspection and repair services.

Key Trends Affecting our Business

We have identified the following material trends affecting our business:

•	Our business seeks to capitalize on two major global trends: (i) increasing worldwide demand for renewable energy; and (ii) increasing worldwide demand for electric vehicles.
•

The wind power generation industry has grown rapidly and expanded worldwide over the last five years to meet global demand for electricity and the expanded use of renewable energy. Our sales of wind blades to our wind turbine customers have grown rapidly over the last several years in response to these trends. In 2019, our net sales grew to $1.44 billion compared to net sales of $1.03 billion in 2018. We expect our revenue to continue to grow in 2020 but at a slower rate than in 2019.

•

During the last several years, wind turbine OEMs generally have increasingly outsourced the production of wind blades and other key components to specialized manufacturers to meet this increasing global demand for wind energy in a cost-effective manner in new and growing markets. That shift, together with the overall expansion of the wind power generation industry, has increased our addressable market. Given our growth in production, we have hired several thousand new employees globally in the past two years. In addition, we have expanded our wind turbine OEM customer base from one to five OEM customers since 2012, capitalizing on the growth and expansion of the wind energy generation industry generally as well as the specific trend of most wind turbine OEMs increasing the outsourcing of the manufacturing of wind blades for growth and diversification.

•

Changing customer demands, including shifts to bigger wind turbines with larger wind blades, have driven some of our customers to require us to transition to new wind blade models one or two times during the term of a long-term supply agreement. Although we generally receive transition payments to compensate us for certain costs incurred during these transitions, these payments generally do not fully cover the transition costs and lost margin. In 2019, we had a significant number of our manufacturing lines in transition to larger wind blade models and we also had a significant number of lines starting up in our new manufacturing facilities in Matamoros, Mexico and Yangzhou, China.  This large number of transitions and startups had an adverse impact on our results of operations and profitability in 2019.  In 2020,  we expect to continue to have a significant number of lines in transition and startup which will have an adverse impact on our results of operations for 2020, but we expect this to provide a foundation for longer term revenue growth and profitability as these lines ramp up to full production levels.

•

We expect our new manufacturing facilities to generally generate operating losses in their first 18 months of operations due to production and overhead expenses as they initially operate far below capacity during the pre-production and production ramp up periods. As a result, this generally has a negative impact on our results of operations during these ramp-up periods. In addition, construction of new facilities and expansion of existing facilities, including the fabrication of precision molding and assembly systems to outfit those facilities, is complex and involves inherent risks. For planning purposes, we generally estimate that the startup of a new six-line manufacturing facility requires cash for net operating expenses and working capital of between $20 million to $25 million. We also estimate that capital expenditures, primarily for machinery and equipment, of between $30 million to $35 million will be required. We expect to incur significant startup costs and expenses during 2020 in connection with the recent startup of our new manufacturing facility in Chennai, India.

•

Many governments are shifting from feed-in tariffs to auction-based tenders as a means of promoting the development and growth of renewable energy sources such as wind energy.  As a result of this shift, our wind turbine OEM customers have experienced intense pricing pressure with respect to the sale of their turbines together with increased competitive pricing from solar energy.  As a result of these pricing pressures, the financial performance of certain smaller wind turbine OEMs has deteriorated over the last twelve months. In 2019, one of our former customers, Senvion, entered into insolvency proceedings in Germany and Senvion’s insolvency had an adverse impact on our results of operations in 2019.  In addition, ENERCON, one of our current customers, announced in 2019 that it was entering into financial restructuring discussions with its lenders.  To date, our financial performance has not been impacted by ENERCON’s announced restructuring although if ENERCON’s financial positions deteriorates further in 2020, it could have an adverse impact on our results of operations in 2020.

•

The long-term supply agreements we sign with our customers provide us with significant visibility of future production demands due in part to the annual minimum purchase commitments of our customers contained in those agreements. These annual minimum purchase commitments generally require our customers to purchase a negotiated percentage of the manufacturing capacity that we have agreed to dedicate to them. Generally, this percentage begins at 100% of the manufacturing capacity for the first few years of the supply agreement, and the percentage declines over time in subsequent years according to the terms of the agreement, but generally remains above 50%. It is our experience that our customers will generally order wind blades from us in a volume that exceeds (sometimes substantially) the annual minimum purchase commitments contained in our supply agreements, particularly in the later years of a supply agreement when the annual minimum purchase commitment percentage declines. As of February 27, 2020, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.8 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.2 billion through the end of 2023. As noted elsewhere in this Annual Report on Form 10-K, some of our long-term supply agreements are subject to early termination by our customers if our customers pay an early termination fee. Additionally, some of our contracts allow our customers to reduce the number of lines under contract without penalty, prior to the end of the contact term. We caution investors that the annual minimum purchase commitments in our long-term supply agreements can understate the forecasted net sales that we are likely to generate in a given period or periods if all of our long-term supply agreements remain in place and pricing remains materially unchanged, and they could potentially overstate the forecasted net sales that we are likely to generate in a given period or periods if one or more of our agreements were to be terminated by our customers for any reason due to market conditions our plants are underutilized. See “Business—Wind Blade Long-Term Supply Agreements” included in Part 1, Item 1A of this Annual Report on Form 10-K for additional information.

•

As the global vehicle electrification trend continues, reducing the weight of these vehicles is critical to expanding range and/or providing more room for additional batteries or reducing the number of batteries. We believe there is an increasing demand for composites products for electric vehicles. As part of our diversification strategy, we have made significant investments to expand our transportation business during the last several years. In 2018 and 2019, we experienced significant losses relating to our transportation business and experienced operational challenges as we are expanding this business.  Specifically, we experienced extended startup delays and challenges with respect to our Newton, Iowa transportation facility, which had an adverse impact on our results of operations in 2019.  We plan to cease manufacturing composite bus bodies from our Newton, Iowa manufacturing facility in the first quarter of 2020 and consolidate these operations into our Warren, Rhode Island manufacturing facility.  We expect our transportation business results of operations will improve substantially in 2020 compared to 2019 although we expect it will continue to operate at a loss in 2020.

•

The Coronavirus will have an adverse impact on our business, particularly our manufacturing facilities in China. We expect that the impact of the Coronavirus will have an adverse impact on our net sales, net income and Adjusted EBITDA for the first quarter of 2020 and also may have an adverse impact on our financial condition and results of operations for the rest of 2020. Although we are currently attempting to take all reasonable steps to mitigate the impact of the Coronavirus, including taking steps to make up the anticipated lost wind blade volume later this year, we currently estimate that the Coronavirus will negatively impact our net income and Adjusted EBITDA in 2020 by up to approximately $10 million. In addition, if we experience any additional unexpected delays in the resumption of our full production capacity at our China manufacturing facilities or incur additional unanticipated costs and expenses as a result of the Coronavirus, such production delays and unanticipated costs and expenses will have a further adverse impact on our business, financial condition and results of operations in 2020.

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

The research and development expenses incurred at our Warren, Rhode Island location as well as at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2019, 2018 and 2017, total research and development expenses totaled $1.0 million, $0.8 million and $1.6 million, respectively.

Realized Loss on Sale of Assets and Asset Impairments

Realized loss on sale of assets represents the realized losses on the sale of certain receivables, on a non-recourse basis under supply chain financing arrangements with our customers, to financial institutions and realized losses on the sale of other assets at our corporate and manufacturing facilities. Asset impairments represent the realized losses on the impairment of our assets at our corporate and manufacturing facilities.

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

Income Taxes

Income taxes consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the U.S., China, Mexico, Turkey and India. The composite income tax rate, tax provisions, deferred tax assets and liabilities vary according to the jurisdiction in which the income or loss arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities, and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts of energy capacity to be generated by wind blade sets invoiced, utilization, dedicated manufacturing lines, manufacturing lines installed, manufacturing lines in operation, manufacturing lines in startup and manufacturing lines in transition, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

Key Financial Measures

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net sales	$1,436,500	$1,029,624	$955,198
Total billings(1)	$1,387,235	$1,006,541	$941,565
Net income	$(15,708)	$5,279	$38,734
EBITDA(1)	$54,009	$42,308	$88,516
Adjusted EBITDA(1)	$81,914	$68,173	$100,111
Capital expenditures	$74,408	$52,688	$44,828
Free cash flow(1)	$(17,324)	$(55,946)	$29,772
Total debt, net of debt issuance costs and discount	$141,389	$137,623	$121,385
Net cash (debt)(1)	$(71,779)	$(53,155)	$24,557

Key Operating Metrics (2)

	Year Ended December 31,
	2019	2018	2017
Sets	3,178	2,423	2,736
Estimated megawatts	9,324	6,560	6,602
Utilization	79%	71%	86%
Dedicated manufacturing lines	52	55	48
Manufacturing lines installed	48	43	41
Manufacturing lines in operation	24	12	32
Manufacturing lines in startup	14	16	9
Manufacturing lines in transition	10	15	—

(1)

See below for more information and a reconciliation of total billings, EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net sales, net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

(2)	See below for more information on each of our key operating metrics.

Key Financial Measures

Total billings

We define total billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We monitor total billings, and believe it is useful to present to investors as a supplement to our GAAP measures, because we believe it more directly correlates to sales activity and operations based on the timing of actual transactions with our customers, which facilitates comparison of our performance between periods and provides a more timely indication of trends in sales. Under GAAP, total net sales recognized on products in production represents the total amount that we have recognized as revenue under the cost-to-cost method for services performed during the period under our long-term supply agreements. Services performed but unbilled include procurement of raw materials and production of work in process and undelivered finished goods. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 5 to 25 days after receipt of the invoice based on negotiated payment terms and when considering our supply chain financing arrangements.

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

•	adjusted EBITDA does not reflect the realized gains or losses from foreign currency remeasurement in our international operations;
•	adjusted EBITDA does not reflect share-based compensation expense on equity-based incentive awards to our officers, employees, directors and consultants;
•	adjusted EBITDA does not reflect the realized gains or losses on the sale of assets and asset impairments; and
•	other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.

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

Net cash (debt)

We define net cash (debt) as total unrestricted cash and cash equivalents less the total principal amount of debt outstanding. The total principal amount of debt outstanding is comprised of the long-term debt and current maturities of long-term debt as presented in our consolidated balance sheets adding back any debt issuance costs. We believe that the presentation of net cash (debt) provides useful information to investors because our management reviews net cash (debt) as part of our oversight of overall liquidity, financial flexibility and leverage. Net cash (debt) is important when we consider opening new plants and expanding existing plants, as well as for capital expenditure requirements.

The following table reconciles our non-GAAP key financial measures to the most directly comparable GAAP measures:

Total billings, EBITDA and adjusted EBITDA are reconciled as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net sales	$1,436,500	$1,029,624	$955,198
Change in gross contract assets	(43,405)	(15,011)	(13,437)
Foreign exchange impact(1)	(5,860)	(8,072)	(196)
Total billings	$1,387,235	$1,006,541	$941,565

Net income (loss)	$(15,708)	$5,279	$38,734
Adjustments:
Depreciation and amortization	38,580	26,429	21,698
Interest expense (net of interest income)	8,022	10,236	12,286
Loss on extinguishment of debt	—	3,397	—
Income tax provision (benefit)	23,115	(3,033)	15,798
EBITDA	54,009	42,308	88,516
Share-based compensation expense	5,681	7,795	7,124
Realized loss on foreign currency remeasurement	4,107	13,489	4,471
Realized loss on sale of assets and asset impairments	18,117	4,581	—
Adjusted EBITDA	$81,914	$68,173	$100,111

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$57,084	$(3,258)	$74,600
Less capital expenditures	(74,408)	(52,688)	(44,828)
Free cash flow	$(17,324)	$(55,946)	$29,772

Net cash (debt) is reconciled as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Cash and cash equivalents	$70,282	$85,346	$148,113
Less total debt, net of debt issuance costs	(141,389)	(137,623)	(121,385)
Less debt issuance costs	(672)	(878)	(2,171)
Net cash (debt)	$(71,779)	$(53,155)	$24,557

Key Operating Metrics

Key operating metrics consist of sets invoiced, estimated megawatts of energy capacity for wind blade sets invoiced, utilization, dedicated manufacturing lines, manufacturing lines installed, manufacturing lines in operation, manufacturing lines in startup and manufacturing lines in transition.

Sets represents the number of wind blade sets (which consist of three wind blades) which we invoiced worldwide during the period. We monitor sets and believe that presenting sets to investors is helpful because we believe that it is the most direct measurement of our manufacturing output during the period. Sets primarily impact net sales and total billings

Estimated megawatts are the energy capacity to be generated by wind blade sets invoiced in the period. Our estimate is based solely on name-plate capacity of the wind turbine on which the wind blades we manufacture are expected to be installed. We monitor estimated megawatts and believe that presenting estimated megawatts to investors is helpful because we believe that it is a commonly followed measurement of energy capacity across our industry and provides an indication of our share of the overall wind blade market.

Utilization represents the percentage of wind blades invoiced during a period compared to the total potential wind blade capacity of the manufacturing lines installed at the end of the period. We monitor utilization because we believe it helps investors to better understand how close we are to operating at maximum production capacity.

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

Manufacturing lines in operation is the number of wind blade manufacturing lines installed less the number of manufacturing lines in startup and in transition. We monitor manufacturing lines in operation because we believe it helps investors understand the number of our manufacturing lines that are operating in a mature state of production.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table summarizes certain information relating to our operating results (in thousands) and related percentage of net sales for the years ended December 31 that have been derived from our consolidated financial statements:

	2019		2018
Net sales	$1,436,500	100.0%	$1,029,624	100.0%
Cost of sales	1,290,619	89.8%	882,075	85.7%
Startup and transition costs	68,033	4.8%	74,708	7.2%
Total cost of goods sold	1,358,652	94.6%	956,783	92.9%
Gross profit	77,848	5.4%	72,841	7.1%
General and administrative expenses	39,916	2.8%	43,542	4.2%
Realized loss on sale of assets and asset impairments	18,117	1.3%	4,581	0.5%
Restructuring charges, net	3,927	0.2%	—	0.0%
Income from operations	15,888	1.1%	24,718	2.4%
Other expense	(8,481)	(0.6)%	(22,472)	(2.2)%
Income before income taxes	7,407	0.5%	2,246	0.2%
Income tax benefit (provision)	(23,115)	(1.6)%	3,033	0.3%
Net income (loss)	$(15,708)	(1.1)%	$5,279	0.5%

Net sales for the year ended December 31, 2019 increased by $406.9 million or 39.5% to $1,436.5 million compared to $1,029.6 million in the same period in 2018. Net sales of wind blades increased by 42.4% to $1,328.7 million for the year ended December 31, 2019 as compared to $933.3 million in the same period in 2018. The increase was primarily driven by a 31% increase in the number of wind blades produced during the year ended December 31, 2019 compared to the same period in 2018 largely as a result of increased production at our Turkey, Mexico and China facilities. The increase was also due to a higher average sales price due to the mix of wind blade models produced during the year ended December 31, 2019 compared to the same period in 2018. Net sales from the manufacturing of precision molding and assembly systems during the year ended December 31, 2019 were $48.7 million as compared to $48.9 million in the same period in 2018. Additionally, there was a $11.6 million increase in transportation and other sales during the year ended December 31, 2019 as compared to the same period in 2018. The impact of the fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations on consolidated net sales and total billings for the year ended December 31, 2019 was a net decrease of 2.1% and 2.2%, respectively, as compared to 2018.

Total cost of goods sold for the year ended December 31, 2019 was $1,358.7 million and included $48.5 million related to 14 lines in startup and $19.5 million related to 10 lines in transition during the period. This compares to total cost of goods sold for the year ended December 31, 2018 of $956.8 million and included $61.9 million related to startup costs and $12.8 million related to transition costs. Cost of goods sold as a percentage of net sales increased by approximately two percentage points during the year ended December 31, 2019 as compared to the same period in 2018, driven primarily by the extended startup of our Newton, Iowa transportation facility, significant underutilization of labor in Matamoros, Mexico due to the strike, partially offset by a $6.7 million decrease in startup and transition costs, the impact of savings in raw material costs and foreign currency fluctuations. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 3.1% for the year ended December 31, 2019 as compared to 2018.

General and administrative expenses for the year ended December 31, 2019 totaled $39.9 million, or 2.8% of net sales, compared to $43.5 million, or 4.2% of net sales, for the same period in 2018. The decrease as a percentage of net sales was primarily driven by lower incentive compensation and a reduction in the performance assumptions related to certain of our share-based plans.

Realized loss on sale of assets and asset impairments for the year ended December 31, 2019 totaled $18.1 million, comprised of $8.1 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers, $5.3 million of realized losses on the sale of assets at our corporate and manufacturing facilities and $4.7 million of asset impairment charges primarily related to the shutdown of our second Newton, Iowa Facility. Realized loss on sale of assets and asset impairments for the year ended December 31, 2018 totaled $4.6 million, comprised of $2.5 million of realized losses on the sale of assets at our corporate and manufacturing facilities and $2.1 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers. There were no asset impairment charges for the year ended December 31, 2018.

Restructuring charges, net, for the year ended December 31, 2019 totaled $3.9 million. These charges primarily related to the closing of our Taicang City, China manufacturing facility, comprised of $3.3 million of severance benefits to terminated employees and $0.6 million of other charges, primarily related to exit costs. There were no corresponding charges for the same period in 2018.

Other expense totaled $8.5 million for the year ended December 31, 2019 as compared to $22.5 million for the same period in 2018. The $14.0 million decrease was primarily due to a $9.4 million decrease in realized losses on foreign currency remeasurement and a $5.6 million decrease in interest expense, primarily related to the loss on the extinguishment of debt of $3.4 million in the 2018 period. These decreases were partially offset by a $1.0 million decrease in miscellaneous income.

Income taxes reflected a provision of $23.1 million for the year ended December 31, 2019 as compared to a benefit of $3.0 million for the same period in 2018. The increase in taxes was primarily due to the benefit for the reversal of the valuation allowance related to our U.S. federal deferred tax assets in the three months ended September 30, 2018 and the earnings mix by jurisdiction in the year ended December 31, 2019  as compared to the same period in 2018.

Net loss for the year ended December 31, 2019 was $15.7 million as compared to net income of $5.3 million in the same period in 2018. The decrease was primarily due to the reasons set forth above. The net loss per share was $0.45 for the year ended December 31, 2019, compared to diluted income per share of $0.15 for the year ended December 31, 2018.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the years ended December 31:

	2019	2018
Net Sales	(in thousands)
U.S.	$169,317	$163,716
Asia	393,809	306,255
Mexico	435,606	268,756
EMEAI	437,768	290,897
Total net sales	$1,436,500	$1,029,624

	2019	2018
Income (Loss) from Operations	(in thousands)
U.S.	$(78,278)	$(67,357)
Asia	24,132	28,147
Mexico	3,533	12,154
EMEAI	66,501	51,774
Total income from operations	$15,888	$24,718

U.S. Segment

Net sales in the year ended December 31, 2019 increased by $5.6 million or 3.4% to $169.3 million compared to $163.7 million in the same period in 2018. Net sales of wind blades decreased to $120.1 million during the year ended December 31, 2019 from $126.3 million in the same period of 2018. The decrease was primarily due to a 19% reduction in the number of wind blades produced in the year ended December 31, 2019 as compared to the same period in 2018 because of wind blade model transitions, partially offset by a higher average sales price due to the mix of wind blade models produced in both periods. Net sales from the manufacturing of precision molding and assembly systems during the year ended December 31, 2019 were $3.8 million compared to $5.0 million during the same period in 2018. Additionally, there was a $13.1 million increase in transportation and other sales during the year ended December 31, 2019 as compared to the same period in 2018.

The loss from operations in the U.S. segment for the year ended December 31, 2019 was $78.3 million as compared to a loss of $67.4 million in the same period in 2018. As previously discussed, the loss amounts include corporate general and administrative costs of $39.9 million and $43.5 million for the years ended December 31, 2019 and 2018, respectively. The 2019 operating results were unfavorably impacted by the extended startup at our Newton, Iowa transportation facility, the asset impairment charges related to the shutdown of our Newton, Iowa transportation facility, the transition costs at our Newton, Iowa blade facility and the lower wind blade volume discussed above.

Asia Segment

Net sales in the year ended December 31, 2019 increased by $87.6 million or 28.6% to $393.8 million compared to $306.3 million in the same period in 2018. Net sales of wind blades were $366.2 million in the year ended December 31, 2019 as compared to $264.4 million in the same period of 2018. The increase in the net sales of wind blades was primarily due to an increase in the year over year number of wind blades still in the production process at the end of the period, an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods and a 20% net increase in overall wind blade volume, notwithstanding the reduced production in Taicang, China as a result of Senvion’s insolvency. Net sales from the manufacturing of precision molding and assembly systems totaled $25.2 million during the 2019 period compared to $36.6 million during the 2018 period. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 1.5% on net sales during the year ended December 31, 2019 as compared to the same period in 2018.

Income from operations in the Asia segment for the year ended December 31, 2019 was $24.1 million as compared to $28.1 million in the same period in 2018. This decrease was driven by the insolvency of a customer as noted above and the resultant revenue reduction relating to our contract with that customer and the related restructuring charges in Taicang, partially offset by a decrease in startup and transition costs. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 2.8% on cost of goods sold for the year ended December 31, 2019 as compared to the 2018 period.

Mexico Segment

Net sales in the year ended December 31, 2019 increased by $166.9 million or 62.1% to $435.6 million compared to $268.8 million in the same period in 2018. The increase reflects a 44% net increase in overall wind blade volume, an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods and an increase in the year over year number of wind blades still in the production process at the end of the period. Net sales from the manufacturing of precision molding and assembly systems during the year ended December 31, 2019 were $19.7 million compared to $7.2 million during the same period in 2018.

Income from operations in the Mexico segment for the year ended December 31, 2019 was $3.5 million as compared to $12.2 million in the same period in 2018. The decrease was due primarily to a significant underutilization of labor in Matamoros as well as increased startup and transition costs, partially offset by the overall increase in wind blade volume noted above as well as from savings in raw material costs. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.1% on cost of goods sold for the year ended December 31, 2019 as compared to 2018.

EMEAI Segment

Net sales during the year ended December 31, 2019 increased by $146.9 million or 50.5% to $437.8 million compared to $290.9 million in the same period in 2018. The increase was driven by a 70% increase in wind blade production at our two Turkey plants. This increase was partially offset by a decrease in the average sales price of wind blades delivered in the comparative periods. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 5.3% on net sales during the year ended December 31, 2019.

Income from operations in the EMEAI segment for the year ended December 31, 2019 was $66.5 million as compared to $51.8 million in the same period in 2018. The increase was primarily driven by the increased wind blade production at our two Turkey plants, lower startup and transition costs at our Turkey plants and the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 8.5% for the year ended December 31, 2019 as compared to 2018, partially offset by higher material costs related to a new product at our second Turkey plant and startup costs related to our new plant in India.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For a comparison of our results of operations for the years ended December 31, 2018 and 2017, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019 incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital and debt service costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. During the years ended December 31, 2019, 2018 and 2017, we had net repayments of financing arrangements of $2.1 million, $8.9 million and $8.1 million, respectively. As of December 31, 2019 and 2018, we had $142.1 million and $138.5 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of December 31, 2019, we had an aggregate of $100.4 million of remaining capacity and $40.9 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased as well as the increased level of transitions. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At December 31, 2019 and 2018, we had unrestricted cash, cash equivalents and short-term investments totaling $70.3 million and $85.3 million, respectively. The December 31, 2019 balance includes $24.5 million of cash located outside of the United States, including $9.9 million in Turkey, $9.7 million in China, $2.4 million in India, $2.1 million in Mexico and $0.4 million in Denmark. In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.5 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2019, the amount of the surplus reserve fund was $6.6 million.

Operating Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$(15,708)	$5,279	$38,734
Depreciation and amortization	38,580	26,429	21,698
Realized loss on sale of assets and asset impairments	18,117	4,581	334
Share-based compensation expense	5,681	7,795	7,124
Restructuring charges, net	3,927	—	—
Other non-cash items	5,157	(11,179)	2,223
Changes in assets and liabilities	1,330	(36,163)	4,487
Net cash provided by (used in) operating activities	$57,084	$(3,258)	$74,600

Net cash provided by operating activities totaled $57.1 million for the year ended December 31, 2019 and was primarily the result of the net loss, adjusted for non-cash items (depreciation and amortization, realized loss on the sale of assets and asset impairments, share-based compensation expense, restructuring charges, net and other non-cash items) which generated $55.8 million of operating cash flow and net changes in working capital generated $1.3 million of operating cash flow. The key components of the net change in working capital include a $80.7 million increase in accounts payable and accrued expenses, a $10.9 million increase in accrued warranty, a $7.0 million decrease in operating lease right of use assets and operating lease labilities and a $2.8 million increase in other noncurrent liabilities. This was mostly offset by a $57.6 million increase in contract assets and liabilities, a $19.4 million increase in accounts receivable, a $13.7 million increase in other current assets, a $7.2 million increase in other noncurrent assets, a $1.1 million increase in prepaid expenses and a $1.1 million increase in inventories. The working capital changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the year ended December 31, 2019.

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

Investing Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Purchase of property and equipment	$(74,408)	$(52,688)	$(44,828)
Acquisition of a business	(1,102)	—	—
Proceeds from sale of assets	—	—	850
Net cash used in investing activities	$(75,510)	$(52,688)	$(43,978)

Net cash flows used in investing activities totaled $75.5 million and $52.7 million in the years ended December 31, 2019 and 2018, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the year ended December 31, 2019 primarily related to our new manufacturing facilities in Yangzhou, China and Chennai, India, our second manufacturing facility in Turkey, our new tooling facility and the expansion of one of our blade manufacturing facilities in Juárez, Mexico and continued investments in our other existing facilities. The capital expenditures for the year ended December 31, 2018 primarily related to our new wind blade plants in Matamoros, Mexico and Yangzhou, China, the expansion and improvements at our Taicang, China facility, our second wind blade plant in Turkey, our second facility in Newton, Iowa and costs to enhance our information technology systems. The above capital expenditure amounts do not include the amounts which we financed primarily through finance leases totaling $5.8 million and $22.0 million in the years ended December 31, 2019 and 2018, respectively.

We anticipate fiscal year 2020 capital expenditures of between $80 million to $90 million and we estimate that the cost that we will incur after December 31, 2019 to complete our current projects in process will be approximately $18.3 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include purchasing equipment for our new manufacturing facility in Chennai, India and the continued investment in our Turkey, Mexico and China facilities.

Financing Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net proceeds from (repayments of) revolving and term loans	$22,000	$14,463	$(3,750)
Net proceeds from (repayments of) accounts receivable financing	(10,719)	424	(1,020)
Net repayments of working capital loans	—	—	(4,638)
Principal repayments of finance leases	(9,128)	—	—
Net proceeds from (repayments of) other debt	(4,286)	(23,763)	1,313
Debt issuance costs	—	(281)	(454)
Proceeds from exercise of stock options	5,223	4,284	1,430
Repurchase of common stock including shares withheld in lieu of income taxes	(2,120)	(2,859)	(1,264)
Net cash provided by (used in) financing activities	$970	$(7,732)	$(8,383)

Net cash flows provided by financing activities for the year ended December 31, 2019 totaled $1.0 million. The net cash flows used in financing activities totaled $7.7 million for the year ended December 31, 2018. Net cash provided by financing activities for the year ended December 31, 2019 primarily reflects the net proceeds from revolving and term loans and the proceeds from the exercise of stock options, mostly offset by the net repayment of accounts receivable financing and other debt, principal repayments of finance leases and the repurchase of common stock including shares withheld in lieu of income taxes. Net cash used in financing activities for the year ended December 31, 2018 primarily reflects the net repayment of other debt and the repurchase of common stock associated with taxes on the vesting of share-based awards, mostly offset by the net proceeds from revolving and term loans and the proceeds from the exercise of stock options.

Description of Our Indebtedness

Refer to Note 12 - Long-Term Debt, Net of Debt Issuance Costs and Current Maturities of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of our indebtedness.

Other Contingencies

As of December 31, 2019, we were not involved in any material litigation. In the future, however, we may become involved in various claims and legal actions arising in the ordinary course of business which may have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The wind blades and other composite structures that we produce are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade or the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade (which could include significant transportation and installation costs) at our sole expense. At December 31, 2019 and 2018, we had accrued warranty reserves totaling $47.6 million and $36.8 million, respectively.

As of December 31, 2019, we had no material operating expenditures for environmental matters, including government imposed remedial or corrective actions, during the year ended December 31, 2019.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet arrangements, including transactions with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity or capital resources, other than our accounts receivable assignment agreements described below. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in consolidated financial statements and related notes.

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

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse revolving basis, up to 15.0 million Euro (approximately $16.8 million as of December 31, 2019) of the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 2.65%.

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

In the fourth quarter of 2019, our Asia segment entered into an accounts receivable purchase agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time an unlimited amount of a customer’s accounts receivable amounts in our Asia segment at a discount calculated based on a fixed rate of 4.2% and the number of days from the date of purchase to maturity.

As the receivables are purchased by the financial institutions under the agreements as described in the preceding paragraphs, the receivables were removed from our consolidated balance sheet. During the years ended December 31, 2019 and 2018, $776.2 million and $214.6 million of receivables were sold under the accounts receivable assignment agreements described above, respectively.

Contractual Obligations

The following table summarizes certain of our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Long-term debt obligations(1)	$13,501	$14,649	$113,911	$—	$142,061
Operating lease obligations(2)	25,425	44,287	38,497	66,584	174,793
Purchase obligations	2,798	3,668	1,429	—	7,895
Estimated interest payments(3)	4,647	8,006	1,887	—	14,540
Total contractual obligations	$46,371	$70,610	$155,724	$66,584	$339,289

(1)	See “—Description of Our Indebtedness” above.
(2)

Our operating lease obligations represent the contractual payments due for the lease of our corporate office in Scottsdale, Arizona in addition to our facilities in Iowa, Rhode Island, New Mexico, China, Mexico, Turkey and Denmark.

(3)	Includes interest on variable rate debt based on interest rates as of December 31, 2019. See “—Description of Our Indebtedness” above.

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

Determining the revenue to be recognized for services performed under our manufacturing contracts involves judgments and estimates relating to the total consideration to be received and the expected direct costs to complete the performance obligation. As such, revenue recognized reflects our estimates of future contract volumes and the direct costs to complete the performance obligation. The judgments and estimates relating to the total consideration to be received include the amount of variable consideration as our contracts typically provide the customer with a range of production output options from guaranteed minimum volume obligations to the production capacity of the facility, and customers will provide periodic non-cancellable commitments for the number of wind blades to be produced over the term of the agreement. The total consideration also includes payments expected to be received associated with wind blade model transitions. We use historical experience, customer commitments and forecasted future production based on the capacity of the plant to estimate the total revenue to be received to complete the performance obligation.  In addition, the amount of revenue per unit produced may vary based on the costs of production of the wind blades as we may be able to change the price per unit based on changes in the cost of production.  Further, some of our contracts provide opportunities for us to share in labor and material cost savings as well as absorb some additional costs as an incentive for more efficient production, both of which impact the margin realized on the contract and ultimately the total amount of revenue to be recognized.  Additionally, certain of our customer contracts provide for us to make concessions, such as in the form of liquidated damages, for missed production deadlines which are paid over a negotiated timeline.

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

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on manufacturing services contracts.  The majority of the contract asset balance relates to materials procured based on customer specifications. The contract assets are transferred to accounts receivable when the rights become unconditional, which generally occurs when customers are invoiced upon the determination that a product conforms to the contract specifications and invoices are due based on each customer’s negotiated payment terms, which, when factoring in supply chain financing arrangements, range from 5 to 25 days. We apply the practical expedient that allows us to exclude payment terms under one year from the transfer of a promised good or service from consideration of a significant financing component in its contracts. With regards to the production of precision molding and assembly systems, our contracts generally call for progress payments to be made in advance of production. Generally, payment is made at certain percentage of completion milestones with the final payment due upon delivery to the manufacturing facility. These progress payments are recorded within contract liabilities as current liabilities in the consolidated balance sheets and are reduced as we record revenue over time. We evaluate indications that a customer may not be able to meet the obligations under our long-term supply agreements to determine if an account receivable or contract asset may be impaired.

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

Additionally, we record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We then assess the likelihood that our deferred income tax assets will be realized by evaluating all available positive and negative evidence in order to determine if it is more-likely-than-not that the deferred tax assets will be realized. To the extent we believe that the realization of our deferred tax assets is not more-likely-than-not, we are required to establish a valuation allowance. In doing so we considered our recent operating history, taxpaying history and future reversals of deferred tax liabilities based upon future operating projections. Historically, as a result of cumulative losses in the United States, we determined that a valuation allowance for all of our U.S. deferred tax assets was appropriate. During the third quarter of 2018, we reversed a portion of the United States valuation allowance, based on the available evidence at that time. During the first quarter of 2019, a full valuation allowance was recorded in Taicang due to cumulative losses in Taicang. We also maintain a full valuation allowance in India due to cumulative losses. We periodically evaluate all available positive and negative evidence regarding the future recoverability of our deferred tax assets and, when we determine that the recoverability of deferred tax assets meets the criteria of more-likely-than-not, we reduce the valuation allowance against our deferred tax assets. The effect of a change in judgment concerning the realizability of deferred tax assets is included in provision for income taxes.

As of December 31, 2019, we have U.S. federal NOLs of approximately $20.9 million, state NOLs of approximately $158.0 million, foreign NOLs of approximately $31.3 million and foreign tax credits of approximately $1.9 million available to offset future taxable income in the U.S., China and India.

On December 22, 2017, the current President signed into law Tax Reform, which significantly revised U.S. tax law by, among other things, lowering the statutory federal corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, eliminating certain deductions, imposing a mandatory one-time transition tax, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Tax Reform also includes many new provisions, such as changes to bonus depreciation, changes to deductions for executive compensation, interest expense limitations, net operating loss deduction limitations, tax on GILTI earned by foreign corporate subsidiaries, the BEAT, and a deduction for FDII.

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

Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, availability of materials, shipping and handling, and de-installation and re-installation costs at customers’ sites, among others. When a potential or actual warranty claim arises, we may accrue additional warranty reserves for the estimated cost of remediation or proposed settlement. We have not experienced any material warranty expenses beyond the provision described above in the years ended December 31, 2019, 2018 and 2017. However, changes in warranty reserves could have a material effect on our consolidated financial statements.

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

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $10.9 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 40% of the resin and resin systems we use are purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $9.3 million and $7.6 million for the years ended December 31, 2019 and 2018, respectively. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of December 31, 2019, our EMEAI segment has one general credit agreement with a Turkish financial institution outstanding which is tied to EURIBOR. This agreement had collateralized financing of capital expenditures outstanding as of December 31, 2019 of $7.9 million. In addition, as of December 31, 2019, our Credit Agreement includes interest on the unhedged principal amount of $37.4 million which is tied to LIBOR. The one EMEAI general credit agreement and our Credit Agreement noted above are the only variable rate debt that we had outstanding as of December 31, 2019 as all remaining working capital loans, accounts receivable, secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of December 31, 2019, a 10%

change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2019 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

As required by Rules 13a-15(f) promulgated under the Exchange Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to “Business – Information about our Executive Officers” included in Part 1, Item 1 of this Annual Report on Form 10-K and the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2020 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2019.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPI Composites, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Adoption of New Accounting Pronouncement

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of variable consideration and direct costs to complete performance obligations for wind blade manufacturing revenue

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company generates the majority of its revenue from long-term contracts associated with manufacturing custom wind blades. Revenue from manufacturing wind blades is primarily recognized over time based on progress towards the completion of the performance obligation in the contract. Progress is determined by the ratio of direct costs incurred to date in fulfillment of the performance obligation to the total estimated direct costs required to complete the performance obligation. The Company recognizes variable consideration for wind blade manufacturing revenue that includes estimates of future contract volumes. Wind blade manufacturing revenue under long-term contracts was $1,328,717 thousand compared to consolidated revenue of $1,436,500 thousand in fiscal 2019.

We identified the evaluation of future contract volumes and direct costs to complete performance obligations for wind blade manufacturing revenue as a critical audit matter. Evaluating these estimates requires a high degree of auditor judgment as changes to the inputs can have a significant effect on the Company’s revenue. Each wind blade contract contains variable consideration that includes estimates of future contract volumes.  Each wind blade contract also requires a measure of progress that includes estimates of direct costs to complete the performance obligations.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s revenue recognition process, including controls related to estimates of future contract volumes and direct costs to complete the performance obligation. We read a sample of long-term customer contracts, and observed that terms, conditions, and key elements of the contracts were included in the Company’s estimate of future contract volumes. We evaluated the Company’s ability to estimate future contract volumes and direct costs to complete the performance obligations by comparing these estimates to historical results. We evaluated estimated future contract volumes by assessing (1) manufacturing plant capacity, (2) historical production volume, and (3) customer purchase commitments. We evaluated estimated direct costs to complete the performance obligations by examining the estimated amounts agreed upon with the customer and comparing them to historical prices. We compared the future direct cost per blade to historical direct costs per blade and assessed future manufacturing efficiencies. Further, we evaluated historical labor utilization and rate per hour by wind blade type and manufacturing plant, and analyzed jurisdiction-specific inflation rates based on publicly available government data. We assessed current period revenue based upon the estimated consideration, the ratio of direct costs incurred to date in fulfillment of the performance obligations to the total estimated direct costs required to complete the performance obligations, and revenue recognized in previous periods for the performance obligations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona
February 28, 2020

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value data)

	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$70,282	$85,346
Restricted cash	992	3,555
Accounts receivable	184,012	176,815
Contract assets	166,515	116,708
Prepaid expenses	10,047	9,219
Other current assets	29,843	16,819
Inventories	6,731	5,735
Total current assets	468,422	414,197
Property, plant and equipment, net	205,007	159,423
Operating lease right of use assets	122,351	—
Goodwill	2,807	2,807
Intangible assets and deferred costs, net	4,170	4,458
Other noncurrent assets	23,920	23,970
Total assets	$826,677	$604,855
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$293,104	$199,078
Accrued warranty	47,639	36,765
Current maturities of long-term debt	13,501	27,058
Current operating lease liabilities	16,629	—
Contract liabilities	3,008	7,143
Total current liabilities	373,881	270,044
Long-term debt, net of debt issuance costs and current maturities	127,888	110,565
Noncurrent operating lease liabilities	113,883	—
Other noncurrent liabilities	5,975	3,289
Total liabilities	621,627	383,898
Commitments and contingencies
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized and 35,326 shares issued and 35,181 shares outstanding at December 31, 2019; 100,000 shares authorized and 34,745 shares issued and 34,678 shares outstanding at December 31, 2018	353	347
Paid-in capital	322,906	311,771
Accumulated other comprehensive loss	(23,612)	(14,392)
Accumulated deficit	(90,689)	(74,981)
Treasury stock, at cost, 145 shares at December 31, 2019; 67 shares at December 31, 2018	(3,908)	(1,788)
Total stockholders’ equity	205,050	220,957
Total liabilities and stockholders’ equity	$826,677	$604,855

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$1,436,500	$1,029,624	$955,198
Cost of sales	1,290,619	882,075	804,099
Startup and transition costs	68,033	74,708	40,628
Total cost of goods sold	1,358,652	956,783	844,727
Gross profit	77,848	72,841	110,471
General and administrative expenses	39,916	43,542	40,373
Realized loss on sale of assets and asset impairments	18,117	4,581	—
Restructuring charges, net	3,927	—	—
Income from operations	15,888	24,718	70,098
Other income (expense):
Interest income	157	181	95
Interest expense	(8,179)	(10,417)	(12,381)
Loss on extinguishment of debt	—	(3,397)	—
Realized loss on foreign currency remeasurement	(4,107)	(13,489)	(4,471)
Miscellaneous income	3,648	4,650	1,191
Total other expense	(8,481)	(22,472)	(15,566)
Income before income taxes	7,407	2,246	54,532
Income tax benefit (provision)	(23,115)	3,033	(15,798)
Net income (loss)	$(15,708)	$5,279	$38,734

Weighted-average common shares outstanding:
Basic	35,062	34,311	33,844
Diluted	35,062	36,002	34,862

Net income (loss) per common share:
Basic	$(0.45)	$0.15	$1.14
Diluted	$(0.45)	$0.15	$1.11

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(15,708)	$5,279	$38,734
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,026)	(14,428)	3,304
Unrealized gain (loss) on hedging derivatives, net of taxes of $(585) and $158 for the years ended December 31, 2019 and 2018	(2,194)	594	—
Comprehensive income (loss)	$(24,928)	$(8,555)	$42,038

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands)

	Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders' equity
	Shares	Amount	capital	income (loss)	deficit	at cost	(deficit)
Balance at December 31, 2016	33,737	$337	$292,833	$(3,862)	$(117,908)	$—	$171,400
Cumulative-effect adjustment of the adoption of ASU 2016-09 on January 1, 2017	—	—	1,072	—	(1,086)	—	(14)
Net income	—	—	—	—	38,734	—	38,734
Other comprehensive income	—	—	—	3,304	—	—	3,304
Common stock repurchased	—	—	—	—	—	(1,264)	(1,264)
Issuances under share-based compensation plan	312	3	674	—	—	753	1,430
Share-based compensation expense	—	—	6,964	—	—	—	6,964
Balance at December 31, 2017	34,049	340	301,543	(558)	(80,260)	(511)	220,554
Net income	—	—	—	—	5,279	—	5,279
Other comprehensive loss	—	—	—	(13,834)	—	—	(13,834)
Common stock repurchased	—	—	—	—	—	(2,859)	(2,859)
Issuances under share-based compensation plan	696	7	2,695	—	—	1,582	4,284
Share-based compensation expense	—	—	7,533	—	—	—	7,533
Balance at December 31, 2018	34,745	347	311,771	(14,392)	(74,981)	(1,788)	220,957
Net loss	—	—	—	—	(15,708)	—	(15,708)
Other comprehensive loss	—	—	—	(9,220)	—	—	(9,220)
Common stock repurchased	—	—	—	—	—	(2,120)	(2,120)
Issuances under share-based compensation plan	581	6	5,291	—	—		5,297
Share-based compensation expense	—	—	5,844	—	—	—	5,844
Balance at December 31, 2019	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income (loss)	$(15,708)	$5,279	$38,734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	38,580	26,429	21,698
Realized loss on sale of assets and asset impairments	18,117	4,581	334
Restructuring charges, net	3,927	—	—
Share-based compensation expense	5,681	7,795	7,124
Amortization of debt issuance costs	206	336	573
Loss on extinguishment of debt	—	3,397	-
Deferred income taxes	4,951	(14,912)	1,650
Changes in assets and liabilities:
Accounts receivable	(19,366)	(59,200)	(54,227)
Contract assets and liabilities	(57,583)	(7,898)	(4,423)
Operating lease right of use assets and operating lease liabilities	6,953	—	—
Inventories	(1,145)	(1,685)	964
Prepaid expenses	(1,052)	1,318	(1,724)
Other current assets	(13,692)	(132)	4,874
Other noncurrent assets	(7,177)	(5,167)	2,816
Accounts payable and accrued expenses	80,720	32,263	51,474
Accrued warranty	10,874	6,346	9,330
Other noncurrent liabilities	2,798	(2,008)	(4,597)
Net cash provided by (used in) operating activities	57,084	(3,258)	74,600
Cash flows from investing activities:
Purchases of property, plant and equipment	(74,408)	(52,688)	(44,828)
Acquisition of a business	(1,102)	—	—
Proceeds from sale of assets	—	—	850
Net cash used in investing activities	(75,510)	(52,688)	(43,978)
Cash flows from financing activities:
Proceeds from revolving and term loans	22,000	89,435	—
Repayments of revolving and term loans	—	(74,972)	(3,750)
Net proceeds from (repayments of) accounts receivable financing	(10,719)	424	(1,020)
Proceeds from working capital loans	3,535	—	9,936
Repayments of working capital loans	(3,535)	—	(14,574)
Principal repayments of finance leases	(9,128)	—	—
Net proceeds from (repayments of) other debt	(4,286)	(23,763)	1,313
Debt issuance costs	—	(281)	(454)
Proceeds from exercise of stock options	5,223	4,284	1,430
Repurchase of common stock including shares withheld in lieu of income taxes	(2,120)	(2,859)	(1,264)
Net cash provided by (used in) financing activities	970	(7,732)	(8,383)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(171)	617	335
Net change in cash, cash equivalents and restricted cash	(17,627)	(63,061)	22,574
Cash, cash equivalents and restricted cash, beginning of year	89,376	152,437	129,863
Cash, cash equivalents and restricted cash, end of year	$71,749	$89,376	$152,437
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,190	$9,904	$11,803
Cash paid for income taxes, net	18,640	7,246	17,263
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	14,644	5,139	5,725

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Operations and Significant Accounting Policies

(a) Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company or we). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company’s knowledge and experience of composite materials and manufacturing originates with its predecessor company, Tillotson Pearson Inc., a leading manufacturer of high-performance sail and powerboats along with a wide range of composite structures used in other industrial applications. Following the separation from the boat building business in 2004, the Company reorganized in Delaware as LCSI Holding, Inc. and then changed its corporate name to TPI Composites, Inc. in 2008. Today, the Company is headquartered in Scottsdale, Arizona and has expanded its global footprint to include domestic facilities in Newton, Iowa; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Dafeng, China; Taicang Port, China; Yangzhou, China, Juárez, Mexico; Matamoros, Mexico; Izmir, Turkey; Chennai, India, Kolding, Denmark and Berlin, Germany.

(b) Basis of Presentation

We divide our business operations into four geographic operating segments—the United States (U.S.), Asia, Mexico and Europe, the Middle East, Africa and India (EMEAI), as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used to manufacture wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our Rhode Island facility, (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany which we purchased in July 2019 and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

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

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020. This segment also performs wind blade inspection and repair services.

The accompanying consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

(c) Public Offering

In May 2017, we completed a secondary public offering of 5,075,000 shares of our common stock at a price of $16.35 per share, which included 575,000 shares issued pursuant to the underwriters’ option to purchase additional

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

shares. All of the shares were sold by existing stockholders and certain of our executive officers. The selling stockholders received all of the net proceeds of $78.8 million from the secondary public offering. We did not sell any shares and did not receive any of the proceeds from the offering and the costs paid by us in connection with the offering of $0.8 million were recorded in general and administrative costs in the accompanying consolidated statement of operations.

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

Determining the revenue to be recognized for services performed under our manufacturing contracts involves judgments and estimates relating to the total consideration to be received and the expected direct costs to complete the performance obligation. As such, revenue recognized reflects our estimates of future contract volumes and the direct costs to complete the performance obligation. The judgments and estimates relating to the total consideration to be received include the amount of variable consideration as our contracts typically provide the customer with a range of production output options from guaranteed minimum volume obligations to the production capacity of the facility, and customers will provide periodic non-cancellable commitments for the number of wind blades to be produced over the term of the agreement. The total consideration also includes payments expected to be received associated with wind blade model transitions. We use historical experience, customer commitments and forecasted future production based on the capacity of the plant to estimate the total revenue to be received to complete the performance obligation.  In addition, the amount of revenue per unit produced may vary based on the costs of production of the wind blades as we may be able to change the price per unit based on changes in the cost of production.  Further, some of our contracts provide opportunities for us to share in labor and material cost savings as well as absorb some additional costs as an incentive for more efficient production, both of which impact the margin realized on the contract and ultimately the total amount of revenue to be recognized.  Additionally, certain of our customer contracts provide for us to make concessions, such as in the form of liquidated damages, for missed production deadlines which are paid over a negotiated timeline.

We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(f) General and Administrative Expenses

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

The research and development expenses incurred at our Warren, Rhode Island location as well as at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2019, 2018 and 2017, total research and development expenses totaled $1.0 million, $0.8 million and $1.6 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(g) Realized Loss on Sale of Assets and Asset Impairments

For the year ended December 31, 2019, the realized loss on the sale of certain receivables, on a non-recourse basis under supply chain financing arrangements with our customers, to financial institutions, the realized loss on the sale of other assets at our corporate and manufacturing facilities and asset impairment charges totaled $18.1 million. For the year ended December 31, 2018, the realized loss on the sale of certain receivables, on a non-recourse basis under supply chain financing arrangements with our customers, to financial institutions and the realized loss on the sale of other assets at our manufacturing facilities totaled $4.6 million. There were no asset impairment charges for the year ended December 31, 2018.

(h) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

As of December 31, 2019 and 2018, our China locations collectively had unrestricted cash totaling $9.7 million and $28.9 million, respectively, in bank accounts in China. The Chinese government imposes certain restrictions on transferring cash out of China. The local governments in Turkey and Mexico impose no such restrictions on transferring cash out of the respective country.

As of December 31, 2019 and 2018, we had provided for cash deposits for letters of guarantee used for customs clearance related to our China locations totaling $1.0 million and $3.5 million, respectively.  These amounts are reported as restricted cash in our consolidated balance sheets.

As of December 31, 2019 and 2018, we maintained a long-term deposit in interest bearing accounts, related to fully cash-collateralized letters of credit in connection an equipment lessor in Iowa, totaling $0.5 million. See Note 9, Other Noncurrent Assets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets which total the same such amounts in the consolidated statements of cash flows:

	December 31,
	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$70,282	$85,346	$148,113	$119,066
Restricted cash	992	3,555	3,849	2,259
Restricted cash included within other noncurrent assets	475	475	475	8,538
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$71,749	$89,376	$152,437	$129,863

(i) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the credit-worthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period payment is received. We record delinquent finance charges on outstanding accounts receivables only if they are collected. We wrote off no receivables during 2019, $0.2 million during 2018 and $0.2

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

million during 2017, and do not have any off-balance-sheet credit exposure related to our customers. See Note 5, Accounts Receivable.

(j) Inventories

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

(k) Property, Plant and Equipment

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

(l) Recoverability of Long-Lived Assets

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

(m) Goodwill, Intangible Assets and Deferred Costs

Goodwill represents the excess of the acquisition cost of Composite Solutions, Inc. from True North Partners, LLC in 2004 over the fair value of identifiable assets acquired and liabilities assumed. Goodwill, which is entirely in the U.S. segment, is evaluated for impairment annually on October 31 and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, one compares the fair value of the related reporting unit (calculated using the discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. We performed our annual goodwill impairment test during 2019 and determined that it is more-likely-than-not that its fair value exceeds its carrying amount.

Our patents, licenses, trademarks and development tools were acquired in business acquisitions and provide contractual or legal rights, or other future benefits that could be separately identified. Our valuation of identified intangible assets was based upon discounted cash flow estimates that require significant management judgment with respect to revenue and expense growth rates, changes in working capital, and the selection and use of the appropriate discount rate. The intangible assets are amortized over their estimated useful life. Intangible assets with indefinite lives are evaluated at least annually for impairment or whenever events or circumstances make it likely that impairment may have occurred.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As a result of our adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, (Topic 606), we recognized an asset for deferred costs incurred to fulfill a contract when such costs meet certain criteria.  These deferred costs are amortized over their estimated useful life. See Note 2, Revenue From Contracts with Customers for a further discussion of those deferred costs recognized as a result of the adoption of Topic 606. See Note 8, Intangible Assets and Deferred Costs, Net.

(n) Warranty Expense

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

(o) Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares relate to share-based compensation plans and are recorded at weighted-average cost.

(p) Foreign Currency Translation and Remeasurements

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations of our foreign subsidiaries are translated at the average exchange rates during the respective periods. Translation adjustments are reported in accumulated other comprehensive loss in our consolidated balance sheets. Currency translation adjustments for the years ended December 31, 2019, 2018 and 2017 amounted to an other comprehensive loss of $7.0 million, an other comprehensive loss of $14.4 million and an other comprehensive gain of $3.3 million, respectively.

Our reporting currency is the U.S. dollar. However, we have non-U.S. operating subsidiaries in our U.S., Mexico, Turkey, China and India operations.

•	The U.S. parent companies of our China and Mexico operations, which are wholly-owned subsidiaries of TPI Composites, Inc., maintain their books and records in U.S. dollars.
•	Our Mexico operations maintain their books and records through multiple legal entities that are denominated in the local Mexican currency, the Peso.
•	Our Turkey operations maintain their books and records in the local Turkish currency, the Lira.
•	Our China operations maintain their books and records in the local Chinese currency, the Renminbi.
•	Our Chennai, India operation maintains its books and records in the local India currency, the Rupee.
•	Our Kolding, Denmark operation, which is a wholly-owned subsidiary of TPI Composites, Inc., maintains its books and records denominated in the local Danish currency, the Krone.
•	Our Berlin, Germany operation, which is a wholly-owned subsidiary of TPI Composites, Inc., maintains its books and records in their official currency, the Euro.

Foreign currency transaction gains and losses are reported in realized loss on foreign currency remeasurement in our consolidated statements of operations.

(q) Share-Based Compensation

We maintain two active incentive compensation plans: the 2008 Stock Option and Grant Plan and the Amended and Restated 2015 Stock Option and Incentive Plan (the 2015 Plan). In May 2015, our board of directors and stockholders adopted and approved the 2015 Plan, which provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted stock awards,

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

unrestricted stock awards, cash-based awards, performance-based restricted stock units (PSUs) and dividend equivalent rights to certain of our employees, non-employee directors and consultants. The term of stock options issued under the 2015 Plan may not exceed ten years from the date of grant. Under the 2015 Plan, incentive stock options and non-qualified stock options are granted at an exercise price that is not to be less than 100% of the fair market value of our common stock on the date of grant, as determined by the Compensation Committee of our board of directors. Stock options become vested and exercisable at such times and under such conditions as determined by the Compensation Committee on the date of grant. Upon approval of the 2015 Plan, no future grants will be made from the 2008 Stock Option and Grant Plan.

We use the Black Scholes valuation model, unless the awards are subject to market conditions, in which case we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value of stock options and certain PSUs granted pursuant to the 2015 Plan. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. For grants with market conditions made in the year ended December 31, 2019, we utilized a volatility of 28.3%, a 0% dividend yield and a risk-free interest rate of 2.5%. The volatility was based on the most recent comparable period for the Company and the peer group. The stock price projection for the Company and the components of the peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

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

Share-based compensation expense related to RSUs and PSUs are expensed over the vesting period using the straight-line method for our employees and our board of directors. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant for our employees and directors.

(r) Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (ROU) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt, net of debt issuance costs and current maturities in the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. Variable payments are not included in ROU

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient to account for these components as a single lease component for all classes of underlying assets. See section (x) Recently Issued Accounting Pronouncements - Accounting Pronouncements Adopted in 2019 – Leases for more details on leases.

(s) Financial Instruments

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

The settlement value of the interest rate swap is $2.7 million as of December 31, 2019 and is included in other noncurrent liabilities in the consolidated balance sheet. The unrealized loss on the swap of $2.2 million, net of tax, is included in the consolidated statement of other comprehensive income (loss). The settlement value of the interest rate swap was $0.8 million as of December 31, 2018 and is included in other noncurrent assets in the consolidated balance sheet. The unrealized gain on the swap of $0.6 million, net of tax, was included in the consolidated statement of other comprehensive income (loss).

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. In September 2019, we entered into the first of these foreign exchange forward contracts. We do not use such forward contracts for speculative or trading purposes.

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of December 31, 2019, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to nine months. These foreign exchange forward contracts qualified for accounting as cash flow hedges in accordance with ASC Topic 815, and we designated them as such.

As of December 31, 2019, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were approximately 1.1 billion Mexican Peso. The fair value of the foreign exchange forward contracts is $0.7 million as of December 31, 2019 and includes $0.8 million in other current assets and $0.1 million in accounts payable and accrued expenses in the consolidated balance sheet.  The unrealized gain on the

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

foreign exchange forward contracts of $0.5 million, net of tax, as of December 31, 2019 is included in the consolidated statement of other comprehensive income (loss).

Forward Contract on Intercompany Debt

We use forward contracts to mitigate our exposure associated with fluctuations in foreign currency exchange rates. We do not use such forward contracts for speculative or trading purposes.

In August 2018, we provided a Turkish Lira denominated intercompany loan to an EMEAI subsidiary of $15.0 million converted at the spot rate on the transaction date to 96.6 million Turkish Lira to fund their working capital requirements. We entered into a forward contract, with the same expiration as that of the intercompany loan’s maturity in October 2018, for a notional amount of 101.5 million Turkish Lira to reduce our exposure to currency fluctuations from the settlement of this Turkish Lira denominated intercompany loan. The derivative instrument qualifies for accounting as a cash flow hedge in accordance with ASC Topic 815, and we designated it as such. The forward contract was settled in October 2018.

(t) Income Taxes

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

(u) Net Income (Loss) Per Common Share Calculation

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

	2019	2018	2017
	(in thousands)
Basic weighted-average shares outstanding	35,062	34,311	33,844
Effect of dilutive awards	—	1,691	1,018
Diluted weighted-average shares outstanding	35,062	36,002	34,862

Share-based compensation awards of 28,000 shares were excluded from the computation of net loss per share for the year ended December 31, 2019 because their effect would be anti-dilutive. Further, we had 1,176,000 potentially dilutive shares outstanding for the year ended December 31, 2019 which were excluded due to the net loss for the year. Share-based compensation awards of 30,000 shares were excluded from the computation of diluted net income per share for the year ended December 31, 2018 because their effect would be anti-dilutive.  In addition, since 2018, certain performance-based restricted stock units have been excluded from the computation of diluted shares outstanding for the 2019 and 2018 periods presented as the performance conditions had not yet been met. We did not have any potential dilutive securities which were excluded from the computation of diluted net income per share for the year ended December 31, 2017.

(v) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, realizability of intangible assets, deferred costs and deferred tax assets, standalone selling prices and cost assumptions for revenue recognition, fair value of stock options, performance-based restricted stock units and warrants, warranty reserves and other contingencies.

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

(x) Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2019

Leases

In February 2016, the FASB established Topic 842, Leases, by Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard established a right of use model that required a lessee to recognize a ROU asset and related lease liability on the consolidated balance sheet for all leases with a term longer than 12 months. Leases were to be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statement of operations.

We adopted this new standard on January 1, 2019 and used the effective date as our date of initial application. Consequently, we have not provided financial information and the disclosures required under the new standard for periods before January 1, 2019.

The adoption of this standard had a material effect on our financial statements, the most significant of which related to the recognition of ROU assets and lease liabilities on our consolidated balance sheet for our real estate, equipment and auto operating leases and providing significant new disclosures about our leasing activities.

We elected the package of practical expedients, which allowed us to retain conclusions related to lease identification and classification under legacy GAAP. The new standard also provided practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. Accordingly, for those leases that qualified, we did not recognize ROU assets or lease liabilities, and this includes

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

not recognizing ROU assets or lease liabilities for existing short-term leases. We also elected the practical expedient to not separate lease and non-lease components for all of our leases. See Note 13, Leases.

Income Taxes

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed a reclassification from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the Tax Reform Act. We adopted this standard on January 1, 2019 and it did not have a material impact on our consolidated financial statements.

Share-Based Compensation

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expanded the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees.  We adopted this standard on January 1, 2019 and it did not have a material impact on our consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which contained amendments that affected a wide variety of Topics in the Codification, including amendment to Subtopic 718-40, Compensation-Stock Compensation-Income Taxes, that clarified the timing of when an entity should recognize excess tax benefits. We adopted this standard on January 1, 2019 and it did not have a material impact on our consolidated financial statements.

Internal Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which allowed for the capitalization of implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). We adopted this standard on January 1, 2019 and it did not have a material impact on our consolidated financial statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminated Step 2 from the goodwill impairment test. We adopted this standard during 2019 when we performed our annual impairment tests and it did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The new standard is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held at each reporting date.

This standard is effective for all public business entities for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We will adopt this standard as of January 1, 2020 and we do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in Topic 820.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

This standard is effective for all public business entities for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We will adopt this standard as of January 1, 2020 and we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which primarily removes specific exemptions to the general principles in Topic 740 in GAAP and improves the financial statement preparers’ application of income tax-related guidance and simplifies GAAP.

This standard is effective for all public business entities for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We will adopt this standard as of January 1, 2021 and we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the current year that are of significance, or potential significance, to us.

Note 2 – Revenue From Contracts with Customers

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Year Ended December 31, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$120,125	$366,206	$410,337	$432,049	$1,328,717
Precision molding and assembly systems sales	3,774	25,203	19,703	—	48,680
Transportation sales	28,523	—	347	—	28,870
Other sales	16,895	2,400	5,219	5,719	30,233
Total net sales	$169,317	$393,809	$435,606	$437,768	$1,436,500

	Year Ended December 31, 2018
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$126,335	$264,417	$256,101	$286,414	$933,267
Precision molding and assembly systems sales	5,034	36,616	7,203	—	48,853
Transportation sales	29,254	—	—	—	29,254
Other sales	3,093	5,222	5,452	4,483	18,250
Total net sales	$163,716	$306,255	$268,756	$290,897	$1,029,624

	Year Ended December 31, 2017
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$164,870	$346,200	$200,355	$179,100	$890,525
Precision molding and assembly systems sales	8,445	18,408	760	—	27,613
Transportation sales	14,020	—	—	—	14,020
Other sales	3,690	7,912	5,448	5,990	23,040
Total net sales	$191,025	$372,520	$206,563	$185,090	$955,198

In addition, most of our net sales are made directly to our customers, primarily large multi-national wind turbine manufacturers, under our long-term contracts which are typically five years in length.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Contract Assets and Liabilities

Contract assets consist of the amount of revenue recognized over time for performance obligations in production where control has transferred to the customer but the contract does not yet allow for the customer to be billed.  Typically, customers are billed when the product finishes production and meets the technical specifications contained in the contract. The majority of the contract asset balance relates to materials procured based on customer specifications. The contract assets are recorded as current assets in the consolidated balance sheets. Contract liabilities consist of advance payments in excess of revenue earned. These amounts were historically recorded as customer deposits which usually relate to progress payments received as precision molding and assembly systems were being manufactured. The contract liabilities are recorded as current liabilities in the consolidated balance sheets and are reduced as we record revenue over time.

These contract assets and liabilities are reported on the consolidated balance sheets net on a contract-by-contract basis at the end of each reporting period, as demonstrated in the table below.

Contract assets and contract liabilities consisted of the following:

	December 31,
	2019	2018	$ Change
	(in thousands)
Gross contract assets	$170,973	$127,568	$43,405
Less: reclassification from contract liabilities	(4,458)	(10,860)	6,402
Contract assets	$166,515	$116,708	$49,807

	December 31,
	2019	2018	$ Change
	(in thousands)
Gross contract liabilities	$7,466	$18,003	$(10,537)
Less: reclassification to contract assets	(4,458)	(10,860)	6,402
Contract liabilities	$3,008	$7,143	$(4,135)

Contracts assets increased by $49.8 million from December 31, 2018 to December 31, 2019 due to incremental unbilled production during the year ended December 31, 2019. Contracts liabilities decreased by $4.1 million from December 31, 2018 to December 31, 2019 due to the revenue earned related to precision molding and assembly systems and wind blades being produced exceeding the amounts billed to customers during the year ended December 31, 2019.

The time it takes to produce a single blade is typically between 5 to 7 days. The time it takes to produce a mold is typically between 3 to 6 months.

For the year ended December 31, 2019, we recognized $7.1 million of revenue which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. As discussed in Note 1, Summary of Operations and Significant Accounting Policies, the transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the year ended December 31, 2019, net revenue recognized from our performance obligations satisfied in previous periods decreased by $19.3 million. This primarily relates to changes in certain of our estimated total contract values and related percentage of completion estimates.

As of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $4.1 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows: 38 percent in 2020, 31 percent in 2021, 18 percent in 2022 and the remaining 13 percent in 2023. The transaction price allocated to the remaining performance obligations excludes approximately $295.5 million of variable consideration over the contractual guaranteed minimum volume obligations under current contracts with customers which has been constrained primarily due to uncertainty associated with production volume during the remaining term of the agreements. We estimate the constraint will be resolved in subsequent periods when our customers provide additional information relevant to forecasted future production.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract.  We factor these costs into our estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of December 31, 2019, the cost and accumulated amortization of such assets totaled $5.6 million and $2.7 million, respectively. As of December 31, 2018, the cost and accumulated amortization of such assets totaled $5.6 million and $2.1 million, respectively. These amounts are included in intangible assets and deferred costs, net in the consolidated balance sheet. See Note 8, Intangible Assets and Deferred Costs, Net.

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

We have experienced extended startup delays and challenges with respect to our Newton, Iowa transportation facility, which had an adverse impact on our results of operations for the year ended December 31, 2019.  See Note 20, Subsequent Events.

We maintain our U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2019 and 2018. At December 31, 2019 and 2018, we had $45.8 million and $53.7 million, respectively, of cash in deposit accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At December 31, 2019, this includes $9.9 million in Turkey, $9.7 million in China, $2.4 million in India, $2.1 million in Mexico and $0.4 million in Denmark. We have not experienced losses in these accounts. In addition, we have short-term deposits in interest bearing accounts of $1.0 million in China, which are reported as restricted cash in our consolidated balance sheets. We also have long-term deposits in interest bearing accounts of $0.5 million in Iowa. See Note 9, Other Noncurrent Assets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Certain of our debt agreements are either tied to LIBOR or EURIBOR and certain of them have associated interest rate hedges. Due to the relatively low LIBOR and EURIBOR rates in effect as of December 31, 2019, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

Note 5. Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2019	2018
	(in thousands)
Trade accounts receivable	$180,051	$172,667
Other accounts receivable	3,961	4,148
Total accounts receivable	$184,012	$176,815

Note 6. Other Current Assets

Other current assets at December 31 consisted of the following:

	2019	2018
	(in thousands)
Refundable value-added tax	$22,687	$11,160
Deposits	6,143	5,659
Other current assets	1,013	—
Total current assets	$29,843	$16,819

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net at December 31 consisted of the following:

	2019	2018
	(in thousands)
Machinery and equipment	$159,176	$119,737
Buildings	14,495	15,080
Leasehold improvements	56,414	38,747
Office equipment and software	32,284	26,363
Furniture	22,429	19,579
Vehicles	562	287
Construction in progress	20,677	17,390
Total property, plant and equipment, gross	306,037	237,183
Accumulated depreciation	(101,030)	(77,760)
Total property, plant and equipment, net	$205,007	$159,423

As of December 31, 2019, the projects in construction in progress included the construction and outfitting of our new manufacturing facility in Chennai, India and continued investments in our other existing manufacturing facilities.

Total depreciation for the years ended December 31, 2019, 2018 and 2017 was $36.7 million, $25.5 million and $20.8 million, respectively.

As of December 31, 2019, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements is $45.0 million and $17.0 million, respectively. As of December 31, 2018, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements is $41.3 million and $11.7 million, respectively. See Note 13, Leases for more information related to finance leases.

Note 8. Intangible Assets and Deferred Costs, Net

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2019, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$5,639	$(2,656)	$2,983
Patents	10 years	112	(6)	106
Acquired development tools	10 years	980	(49)	931
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$6,881	$(2,711)	$4,170

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2018, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$5,598	$(2,111)	$3,487
License	5 years	1,000	(179)	821
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$6,748	$(2,290)	$4,458

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	See Note 2, Revenue From Contracts with Customers, for a further discussion of these pre-production investments.

During the years ended December 31, 2019, 2018 and 2017, we recorded amortization expense for the intangible assets and deferred costs of $1.9 million, $0.9 million and $0.9 million, respectively.

Note 9. Other Noncurrent Assets

Other noncurrent assets at December 31 consisted of the following:

	2019	2018
	(in thousands)
Deferred tax assets	$11,209	$15,296
Deposits	8,437	3,845
Land use right	1,521	2,378
Restricted cash	475	475
Other	2,278	1,976
Total other noncurrent assets	$23,920	$23,970

The historical land use right asset was purchased during 2007 and permits us to use the land where the Taicang Port, China facility, owned by us, is situated. Amortization of the land use right began upon the opening of the plant in 2008. An additional land use right asset was purchased during 2018 which permits us to use additional land where the Taicang Port, China facility is situated. In the fourth quarter of 2019 we determined that we were not going to utilize this additional land use right asset and wrote off approximately $0.8 million to depreciation expense in our consolidated statement of operations. We are still amortizing the historical land use right asset on a straight-line basis over its 50 year life.

As of December 31, 2019 and 2018, we maintained long-term deposits in interest bearing accounts related to fully cash-collateralized letter of credit in connection with an equipment lessor in Iowa totaling approximately $0.5 million.

Note 10. Accrued Warranty

Warranty accrual at December 31 consisted of the following:

	2019	2018	2017
	(in thousands)
Warranty accrual at beginning of year	$36,765	$30,419	$21,089
Accrual during the year	22,345	14,605	15,443
Cost of warranty services provided during the year	(6,220)	(4,457)	(1,986)
Reduction of reserves	(5,251)	(3,802)	(4,127)
Warranty accrual at end of year	$47,639	$36,765	$30,419

Note 11. Share-Based Compensation

Since 2015, we have granted awards of stock options, RSUs and PSUs to certain employees and non-employee directors under the 2015 Plan. Each award granted prior to the consummation of our IPO included a performance condition that required the completion of an initial public offering by us and a required vesting period of one to four years commencing upon achievement of the performance condition. As the IPO was consummated in July 2016, we began recording compensation expense in July 2016 for the requisite service period from the grant date through the IPO date with the balance of the share-based compensation to be expensed over the remaining vesting period.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31 was as follows:

	2019	2018	2017
	(in thousands)
Cost of goods sold	$386	$1,281	$1,070
General and administrative expenses	5,295	6,514	6,054
Total share-based compensation expense	$5,681	$7,795	$7,124

The share-based compensation expense recognized by award type for the years ended December 31 was as follows:

	2019	2018	2017
	(in thousands)
RSUs	$3,658	$4,209	$2,808
Stock options	1,501	2,463	4,316
PSUs	522	1,123	—
Total share-based compensation expense	$5,681	$7,795	$7,124

The summary of activity for our incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	3,587,692	3,331,418	$12.72	25,828	636,120	$10.90	—	—
Increase in shares authorized	1,349,475	—	—		—	—	—	—
Granted	(433,700)	213,200	19.70		220,500	22.42	—	—
Exercised/vested	—	(138,878)	10.83		(218,040)	10.95	—	—
Forfeited/cancelled	227,650	(202,450)	11.54		(25,200)	10.87	—	—
Balance as of December 31, 2017	4,731,117	3,203,290	13.34	890,433	613,380	15.02	—	—
Increase in shares authorized	1,360,826	—	—		—	—	—	—
Granted	(451,212)	9,652	22.67		149,012	23.37	292,548	22.67
Exercised/vested	—	(354,153)	12.10		(298,036)	13.03	—	—
Forfeited/cancelled	339,874	(258,095)	14.72		(38,480)	21.51	(43,299)	22.67
Balance as of December 31, 2018	5,980,605	2,600,694	13.41	1,415,948	425,876	18.75	249,249	22.67
Increase in shares authorized	1,387,123	—	—		—	—	—	—
Granted	(875,557)	397,170	20.94		196,418	26.99	281,969	29.25
Exercised/vested	—	(345,475)	15.14		(236,187)	15.42	—	—
Forfeited/cancelled	129,341	(58,161)	15.23		(31,680)	24.91	(39,500)	25.60
Balance as of December 31, 2019	6,621,512	2,594,228	14.29	1,697,272	354,427	24.99	491,718	26.20

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of RSUs which vested during the years ended December 31, 2019 and 2018 was $6.2 million and $8.4 million, respectively.  In addition, during 2019 and 2018, we repurchased 79,040 and 100,891 shares for $2.1 million and $2.9 million, respectively, related to tax withholding requirements on vested RSU awards.

The following table summarizes the outstanding and exercisable stock option awards as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	16,397	0.6	$8.49	16,397	$8.49
$10.87	1,470,972	5.4	10.87	1,169,598	10.87
$11.00 to $16.53	320,001	6.1	15.95	249,800	16.02
$18.70	188,560	6.5	18.70	150,081	18.70
$18.77 to $29.26	598,298	8.9	20.59	111,396	19.99
$8.49 to $29.26	2,594,228	6.4	14.29	1,697,272	12.90

The following table contains additional information pertaining to stock options for the years ended December 31:

	2019	2018	2017
	(in thousands)
Total intrinsic value of stock options outstanding	$12,219	$29,045	$22,804
Total intrinsic value of stock options exercisable	9,718	15,949	6,688
Cash received from the exercise of stock options	5,223	4,284	1,430
Fair value of stock options vested	8,796	4,566	4,931

As of December 31, 2019, the unamortized cost of the outstanding RSUs and PSUs was $4.2 million and $2.4 million, respectively, which we expect to recognize in the consolidated financial statements over weighted-average periods of approximately 1.8 years and 1.9 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $2.3 million, which we expect to recognize in the consolidated financial statements over a weighted-average period of approximately 1.8 years.

The fair value of the stock options granted during the years ended December 31 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2019	2018	2017
Weighted-average fair value	$6.80	$10.36	$9.10
Expected volatility	28.0%	42.8%	45.0%
Expected life	6.3 years	6.3 years	6.3 years
Risk-free interest rate	1.9%	2.7%	1.5%
Dividend yield	0.0%	0.0%	0.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, as of December 31 consisted of the following:

	2019	2018
	(in thousands)
Senior revolving loan—US	$112,414	$90,414
Accounts receivable financing—EMEAI	3,805	14,524
Equipment financing—EMEAI	7,903	12,197
Equipment finance lease—U.S.	288	111
Equipment finance lease—EMEAI	5,732	6,738
Equipment finance lease—Mexico	11,919	14,517
Total debt - principal	142,061	138,501
Less: Debt issuance costs	(672)	(878)
Total debt, net of debt issuance costs	141,389	137,623
Less: Current maturities of long-term debt	(13,501)	(27,058)
Long-term debt, net of debt issuance costs and current maturities	$127,888	$110,565

Senior Financing Agreements (U.S.):

In April 2018, we entered into a new credit agreement, the Credit Agreement, with four lenders consisting of a multi-currency, revolving credit facility in an aggregate principal amount of $150.0 million, including a $25.0 million letter of credit sub-facility. On the closing date, we drew down $75.4 million on the revolving credit facility in connection with the closing of the transactions contemplated by the Credit Agreement and used the proceeds to pay all outstanding amounts due and payable under our previous credit agreement, various fees and expenses and accrued interest. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023. In May 2019, the Credit Agreement was further amended to revise the definition of Consolidated EBITDA as utilized in certain of the financial covenants of the Credit Agreement.

In connection with the Credit Agreement, in the second quarter of 2018 we expensed $2.0 million of deferred financing costs associated with the previous credit agreement and a $1.4 million prepayment penalty within the caption “Loss on extinguishment of debt” in the accompanying consolidated statements of operations. In addition, we incurred debt issuance costs related to the Credit Agreement totaling $1.0 million which will be amortized to interest expense over the five-year term of the Credit Agreement using the effective interest method.

Interest accrues at a variable rate equal to LIBOR plus a margin of 1.75% (3.3% as of December 31, 2019), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date provided we are not in default under the Credit Agreement. We may prepay the borrowings under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.2% for a period of five years.  See Note 1, Summary of Operations and Significant Accounting Policies - (s) Financial Instruments, for more details on this interest rate swap arrangement.

As of December 31, 2019 and 2018, there was $112.4 million and $90.4 million outstanding under the Credit Agreement, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Due to the revolving credit facility’s variable interest rate of LIBOR plus a competitive spread, we estimate that fair-value approximates the face value of these notes.

Accounts Receivable, Secured and Unsecured Financing:

EMEAI: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest originally accrued annually at a fixed rate of 9.1% and was paid quarterly. In December 2014, and later amended, we obtained an additional $8.0 million of unsecured financing in Turkey under the credit agreement with interest accruing annually at a fixed rate of 2.0% and payable at the end of the term when the loan is repaid. All other credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. During the fourth quarter of 2018, we replaced the accounts receivable financing facility with the accounts receivable assignment agreement discussed below. As of December 31, 2019 and 2018, there were no amounts outstanding under the unsecured financing facility.

In 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month Euro Interbank Offered Rate (EURIBOR) plus 6.5%. During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was adjusted, later amended to 1.4 million Euro (approximately $1.6 million as of December 31, 2019). No amounts were outstanding under this letter of guarantee agreement as of December 31, 2019 or 2018.

In 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 39.0 million Euro (approximately $43.7 million as of December 31, 2019) of short-term financing of which 28.0 million Euro (approximately $31.4 million as of December 31, 2019) is collateralized financing based on invoiced accounts receivables of one of our customers in Turkey, 10.0 million Euro (approximately $11.2 million as of December 31, 2019) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.1 million as of December 31, 2019) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivables of one of our customers in Turkey accrues at a fixed rate of 2.75% as of December 31, 2019 and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR plus 6.75% (6.75% as of December 31, 2019) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with an amended final maturity date of July 2020. As of December 31, 2019 and 2018, there was $7.9 million and $12.2 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of December 31, 2019 and 2018, there was $3.8 million and $14.5 million, respectively, outstanding under the collateralized financing based on invoiced accounts receivables.

In the fourth quarter of 2018, we entered into a credit agreement, as amended, with a Turkish financial institution to provide up to 118.6 million Turkish Lira (approximately $20.6 million as of June 30, 2019) of collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrued at a fixed rate of 3.9% and was to be paid quarterly. The credit agreement did not have a maturity date, however the limit would be reviewed in October of each year. In September 2019 this credit agreement was cancelled. No amounts were outstanding under this agreement as of December 31, 2018.

In the fourth quarter of 2019, we entered into a credit agreement with a Turkish financial institution to provide up to $10.0 million Euro (approximately $11.2 million as of December 31, 2019) of unsecured financing. Interest accrues at a fixed rate of 2.5% and is payable at the end of the term when the loan is repaid. No amounts were outstanding under this agreement as of December 31, 2019.

Due to the short-term nature of the unsecured financings in the EMEAI segment, we estimate that fair-value approximates the face value of the notes.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Asia: In February 2017, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 210.0 million Renminbi (approximately $30.5 million as of June 30, 2019) which can be used for the purpose of domestic and foreign currency loans, issuing customs letters of guarantee or other transactions approved by the lender. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% as of June 30, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (extended to January 2020). In August 2019, except as noted below, we replaced this credit agreement with the credit agreement discussed below. In connection with the August 2019 transaction, the financial institution agreed to allow the working capital loans which were then outstanding, totaling 5.0 million Renminbi (or approximately $0.7 million as of September 30, 2019) to be repaid on their due date of October 1, 2019. As of December 31, 2018, there were 92.8 million Renminbi (approximately $13.5 million) of letters of guarantee used for customs clearance outstanding. As of December 31, 2018, there were no working capital loan amounts outstanding.

In August 2019, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 315.0 million Renminbi (approximately $45.2 million as of December 31, 2019) related to two of our China facilities which can be used for the purpose of issuing customs letters of guarantee and covering the related deposits on such letters of guarantee, project financing and certain other transactions approved by the lender. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% as of December 31, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (August 2021). As of December 31, 2019, there were 25.7 million Renminbi (approximately $3.7 million) of letters of guarantee and related deposits used for customs clearance outstanding.

In March 2018, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $14.3 million as of December 31, 2019) which can be used as customs letters of guarantee. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% at December 31, 2019) and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023).  As of December 31, 2019, there were 71.9 million Renminbi (approximately $10.3 million) of letters of guarantee used for customs clearance outstanding. As of December 31, 2018, there were no amounts outstanding under this credit agreement.

Equipment Leases and Other Arrangements:

U.S.: In 2014, we entered into a lease agreement, as amended, with a leasing company for the lease of up to $5.4 million of machinery and equipment at our Iowa facility. The lease included an implied effective interest rate of 4.3% annually and required monthly payments during each 24 month term. The amounts outstanding under this agreement as of December 31, 2019 and 2018, were $0.1 million and $0.1 million, respectively.

EMEAI: In 2013, we entered into a finance lease agreement with a financial institution in Turkey for the initial lease of up to $4.9 million of machinery, equipment and building improvements at our first Turkey facility. The term of the lease was for four years at an effective interest rate of 6.0%. The loan was to be repaid in monthly installments through 2017. The financing agreement was subsequently amended in 2017 to include our second Turkey facility and increase the amount of machinery, equipment and building improvements available for lease to $10.0 million. As a result of the amendment, and subsequent amendments, the loan is to be repaid in monthly installments through 2023 at an effective interest rate of 8.0%. All other financing agreement terms remained the same. The balance outstanding as of December 31, 2019 and 2018 was $5.6 million and $6.7 million, respectively.

Mexico: In 2016, we entered into a lease agreement, as amended, with a leasing company for the lease of up to $10.0 million of machinery and equipment at our second Mexico facility. The lease includes an implied effective interest rate of 4.3% annually and requires monthly payments during each 24 month term. There were no amounts outstanding under this agreement as of December 31, 2019. The amount outstanding under this agreement as of December 31, 2018 was $0.7 million.

In March 2017, we entered into a sale-lease agreement with a leasing company for the initial lease of up to $12.0 million of machinery and equipment at our third Mexico facility. The lease includes an implied effective interest rate of 4.3% annually and requires monthly payments during each 24 month term. There were no amounts outstanding under this agreement as of December 31, 2019. The amount outstanding under this agreement as of December 31, 2018 was $3.2 million.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In March 2018, we entered into a sale-lease agreement with a leasing company for the initial lease of up to $15.0 million of machinery and equipment at our Matamoros, Mexico facility. The lease includes an implied effective interest rate of 6.7% annually and requires monthly payments during each 48 month term. The amount outstanding under this agreement as of December 31, 2019 and 2018 was $10.9 million and $10.5 million, respectively.

Costs associated with the issuance of debt are presented net of the related debt and are amortized over the term of the debt using the effective interest rate method. For the years ended December 31, 2019, 2018 and 2017, $0.2 million, $0.3 million and $0.6 million of debt issuance costs were amortized to interest expense in our consolidated statements of operations, respectively.

The average interest rate on our short-term borrowings as of December 31, 2019 and 2018 was approximately 5.7% and 7.7%, respectively.

The future aggregate annual principal maturities of debt at December 31, 2019, are as follows (in thousands):

2020	$13,501
2021	9,519
2022	5,130
2023	113,720
2024	191
Total debt - principal	$142,061

Note 13. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

2019
(in thousands)
Operating lease cost	$30,957

Finance lease cost
Amortization of assets under finance leases	$6,351
Interest on finance leases	1,414
Total finance lease cost	$7,765

Future minimum lease payments under noncancelable leases as of December 31, 2019 were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2020	$25,425	$6,744
2021	22,669	6,419
2022	21,618	5,653
2023	20,978	822
2024	17,519	200
Thereafter	66,584	—
Total future minimum lease payments	174,793	19,838
Less: interest	(44,281)	(1,900)
Total lease liabilities	$130,512	$17,938

Total lease liabilities as of December 31, 2019 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Current operating lease liabilities	$16,629	$—
Current maturities of long-term debt	—	5,744
Noncurrent operating lease liabilities	113,883	—
Long-term debt, net of debt issuance costs and current maturities	—	12,194
Total lease liabilities	$130,512	$17,938

See Note 7, Property, Plant and Equipment, Net for a discussion of the cost and accumulated depreciation of assets financed through finance leases.

Other information related to leases was as follows:

2019
(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,845
Operating cash flows from finance leases	1,414
Financing cash flows from finance leases	9,128

Right of use assets obtained in exchange for new lease obligations:
Operating leases	15,855
Finance leases	5,811

December 31,
2019
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.6
Finance leases	3.2

Weighted-Average Discount Rate:
Operating leases	7.5%
Finance leases	6.4%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2019, we have an additional lease related to our new manufacturing facility in Chennai, India of approximately $60 million which has not yet commenced, but which we expect will commence in the first half of 2020 with an initial term of ten years.

Note 14. Commitments and Contingencies

(a) Operating Leases

We lease various facilities and equipment under noncancelable operating leases with terms ranging from 12 months to 120 months. Scheduled rent increases are recorded on a straight-line basis over the entire term of the lease.

Rental expense charged under all operating leases (including leases with terms of less than one year) was $31.0 million, $25.5 million and $19.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 13, Leases for a listing of the future minimum lease payments under noncancelable operating leases with terms of one year or more as of December 31, 2019.

(b) Legal Proceedings

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

(c) Insurance/Self-Insurance

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

(d) Dividend Restrictions

Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.5 million) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, we can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2019, the amount of the surplus reserve fund was $6.6 million.

(e) Collective Bargaining Agreements

In 2016, we entered into a three-year collective bargaining agreement with certain of our employees at our first Turkey facility. The agreement resulted in an average increase in pay of approximately 20% for employees covered by the agreement. In addition, beginning in July 2017, this collective bargaining arrangement also covered similarly situated employees at our second Turkey facility. In 2019, the collective bargaining agreement with the Turkey facilities was renewed. In March 2018, we entered into a collective bargaining agreement with a labor union for certain of our employees at the Matamoros, Mexico facility. In the first quarter of 2020, we amended our

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Matamoros collective bargaining agreement to adjust the salaries and bonuses payable to our associates for calendar year 2020 that are covered by this agreement. Currently, there are no other employees covered by collective bargaining agreements. We believe that our relations with employees are generally good.

Note 15. Defined Contribution Plan

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

Our matching contributions to the 401(k) plan were $0.6 million, $0.6 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our matching contributions are accrued and recorded as expense during each payroll period. Effective January 1, 2017, we changed the 401(k) plan to include an auto enrollment feature, increased our match from 25% of the first 8% to 50% of the first 8% and reduced the vesting period from six years to three years.

In Mexico, we maintain an annual savings fund, which matches the employee contribution each week, based on the Mexican statutory maximum of 13% of actual minimum salary rates. The savings fund period runs from November to October each year, and is distributed to employees in full, during the first week of November each year. For the years ended December 31, 2019, 2018 and 2017, we incurred matched savings expense of $2.7 million, $1.8 million and $1.3 million, respectively.

In Turkey, we maintain a retirement fund that is based on a formula of annual salary multiplied by the number of years of service with us. We accrue a retirement fund liability for this each month. As of December 31, 2019 and 2018, we accrued $2.0 million and $1.0 million, respectively, based on the service periods of eligible employees greater than one year.

Note 16. Income Taxes

Geographic sources of income (loss) before income taxes are as follows for the years ended December 31:

	2019	2018	2017
	(in thousands)
United States	$(41,255)	$(33,034)	$6,272
China	(3,777)	(4)	44,563
Turkey	47,579	31,955	56
Mexico	8,434	3,329	3,641
India	(3,970)	—	—
Other	396	—	—
Total income before income taxes	$7,407	$2,246	$54,532

2017 Tax Reform

During the fourth quarter of 2017, we recorded a net tax expense of $0.1 million (net of valuation allowance) related to the enactment of the Tax Cuts and Jobs Act (Tax Reform). The expense was primarily related to applying the federal income tax rate change to certain of our deferred tax liabilities, and the realization of a benefit from our

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Tax Reform enacted a new minimum tax on U.S. companies’ foreign operations called Global Intangible Low Tax Income (GILTI). Beginning in 2018, GILTI provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have made a policy election to account for any ongoing impacts of GILTI tax in the period in which it is incurred. At December 31, 2019, we recorded $15.7 million of federal income tax impacts of GILTI.

Undistributed earnings of certain of our foreign subsidiaries amounted to approximately $181.9 million at December 31, 2019, and we consider those earnings reinvested indefinitely. As a result of the deemed mandatory repatriation provision pursuant to Tax Reform, we included undistributed earnings in income subject to U.S. tax at reduced tax rates in 2017. In addition, we recognized GILTI income reduced by net operating losses in 2018 and 2019 as part of the changes from Tax Reform. As a result, we do not have material basis differences related to cumulative unremitted earnings for U.S. income tax purposes.

The income tax provision includes U.S. federal, state, and local taxes, Turkey, China and Mexico taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the income tax provision for the years ended December 31 are as follows:

	2019	2018	2017
	(in thousands)
Current:
U.S. federal	$—	$—	$(49)
U.S. state and local taxes	(7)	4	(3)
Foreign	18,171	11,875	14,200
Total current	18,164	11,879	14,148
Deferred:
U.S. federal	6,277	(7,596)	(20)
U.S. state and local taxes	(950)	(36)	—
Foreign	(376)	(7,280)	1,670
Total deferred	4,951	(14,912)	1,650
Total income tax provision (benefit)	$23,115	$(3,033)	$15,798

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a reconciliation from the U.S. statutory income tax rate to our effective income tax rate for the years ended December 31:

	2019	2018	2017
United States statutory income tax rate	21.0%	21.0%	35.0%
Foreign rate differential	(40.8)	(14.4)	(7.2)
Foreign permanent differences	2.9	31.7	1.2
Tax rate change	(0.3)	—	10.3
Withholding taxes	24.5	27.3	5.2
Foreign tax credits	—	—	(5.2)
Subpart F / GILTI income	212.3	539.8	—
IRC Section 965 dividend	—	—	21.1
Foreign tax credits - 965 dividend	—	—	(13.7)
Share-based compensation	(9.1)	(89.0)	—
Valuation allowance	115.5	(483.1)	(16.6)
State taxes	(10.2)	(1.7)	—
Deferred tax adjustments	2.1	4.6	3.8
Research and development	(13.4)	(59.8)	(1.2)
Turkey incentive credits	—	—	(5.5)
Foreign currency / inflationary adjustments	(0.5)	(90.6)	—
Other	8.1	(20.8)	1.8
Effective income tax rate	312.1%	(135.0)%	29.0%

The following is a summary of the components of deferred tax assets and liabilities at December 31:

	2019	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$23,065	$17,360	$18,913
Deferred revenue	1,792	149	178
Non-deductible accruals	16,111	10,850	9,860
Equity compensation	3,274	3,607	3,489
Lease assets and liabilities	1,062	—	—
Equity investment	—	—	390
Amortization of intangible assets	—	—	320
Non-deductible interest	—	1,452	—
Tax credits	1,931	2,212	4,760
Other	4,480	4,548	3,424
Gross deferred tax assets	51,715	40,178	41,334
Valuation allowance	(18,505)	(8,520)	(18,680)
Total deferred tax assets	33,210	31,658	22,654

Deferred tax liabilities:
Deferred revenue	(17,081)	(13,781)	(15,564)
Depreciation	(4,196)	(2,636)	(3,489)
Lease assets and liabilities	(32)	—	—
Other	(827)	(406)	(1,972)
Total deferred tax liabilities	(22,136)	(16,823)	(21,025)
Net deferred tax assets	$11,074	$14,835	$1,629

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The deferred tax valuation allowance at December 31 consisted of the following:

	2019	2018	2017
	(in thousands)
Allowance at beginning of year	$(8,520)	$(18,680)	$(23,618)
Benefits obtained (costs accumulated)	(9,985)	10,160	4,938
Allowance at end of year	$(18,505)	$(8,520)	$(18,680)

The valuation allowance as of December 31, 2019 primarily relates to certain state and foreign net operating losses (NOLs) that we believe do not meet the more-likely-than-not criteria for recording the related benefits.

During 2018, we released the valuation allowance recorded against deferred tax assets reported in the United States. The release of this valuation allowance resulted in the recognition of a non-cash tax benefit of $10.8 million for the year. Additionally, during 2018, there was an increase in the valuation allowance of $0.6 million primarily related to state NOLs. During 2019, we increased the valuation allowance recorded against deferred tax assets in Taicang, China and India. The increase of this valuation allowance resulted in tax expense of $8.5 million for the year.

We have U.S. federal NOL of approximately $20.9 million, state NOLs of approximately $158.0 million, foreign NOLs of approximately $31.3 million and foreign tax credits of approximately $1.9 million available to offset future U.S., China and India taxable income. The U.S. federal and state net operating loss carryforwards expire in varying amounts through 2039 and the foreign tax credits expire in 2026. We also have foreign NOLs that expire in varying amounts through 2027.

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

We recognize the impact of a tax position in its financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. We disclose all unrecognized tax benefits, which includes the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. Our policy regarding uncertain tax positions is to recognize potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2019, we had not identified any unrecognized tax benefits.

We operate in and file income tax returns in various jurisdictions in China, Mexico, Turkey, India, U.S., Denmark, Germany and Switzerland, which are subject to examination by tax authorities. In the U.S., the federal tax returns for 2017 and 2018 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years. However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when net operating losses or tax credits were generated and carried forward for subsequent utilization.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of total consolidated Company revenues for the years ended December 31 are as follows:

	2019		2018		2017
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Customer 1 - Vestas	$662,302	46.1%	$329,472	32.0%	$266,276	27.9%
Customer 2 - GE	369,067	25.7%	325,962	31.7%	426,133	44.6%
Customer 3 - Nordex	230,563	16.1%	195,156	19.0%	153,227	16.0%
Customer 4 - Siemens Gamesa	73,426	5.1%	115,779	11.2%	92,394	9.7%

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable at December 31 are as follows:

	2019	2018
Customer	% of Total	% of Total
Customer 1 - Vestas	41.9%	46.7%
Customer 3 - Nordex	31.3%	25.7%

Note 18. Segment Reporting

FASB ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers. In managing our business, management focuses on growing our revenues and earnings in select geographic areas serving primarily the wind energy market. We have operations in the United States, China, Turkey, Mexico and India. Our operating segments are defined geographically as the United States, Asia, EMEAI and Mexico. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of our segments operate in their local currency except for the Mexico and Asia segments, which both include a U.S. parent company.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding each of our segments for the years ended December 31:

	2019	2018	2017
	(in thousands)
Net sales by segment:
U.S.	$169,317	$163,716	$191,025
Asia	393,809	306,255	372,520
Mexico	435,606	268,756	206,563
EMEAI	437,768	290,897	185,090
Total net sales	$1,436,500	$1,029,624	$955,198
Net sales by geographic location(1):
United States	$169,317	$163,716	$191,025
China	393,809	306,255	372,520
Mexico	435,606	268,756	206,563
Turkey and India	437,768	290,897	185,090
Total net sales	$1,436,500	$1,029,624	$955,198
Depreciation and amortization:
U.S.	$9,223	$6,795	$4,822
Asia	10,699	6,765	6,272
Mexico	12,577	7,891	5,994
EMEAI	6,081	4,978	4,610
Total depreciation and amortization	$38,580	$26,429	$21,698
Capital expenditures
U.S.	$8,321	$21,305	$10,575
Asia	22,471	11,218	7,000
Mexico	25,842	18,928	20,033
EMEAI	17,774	1,237	7,220
Total capital expenditures	$74,408	$52,688	$44,828
Income (loss) from operations:
U.S.	$(78,278)	$(67,357)	$(33,231)
Asia	24,132	28,147	76,332
Mexico	3,533	12,154	14,430
EMEAI	66,501	51,774	12,567
Total income from operations	$15,888	$24,718	$70,098
Tangible long-lived assets:
U.S.	$36,410	$34,825
Asia (China)	50,603	31,924
Mexico	81,654	65,981
EMEAI (Turkey and India)	36,340	26,693
Total tangible long-lived assets	$205,007	$159,423
Total assets:
U.S.	$107,918	$115,435
Asia	210,438	194,088
Mexico	275,646	142,412
EMEAI	232,675	152,920
Total assets	$826,677	$604,855

(1)	Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial information for each quarter of 2019 and 2018. The unaudited quarterly information includes all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of the results for any future period. The unaudited quarterly results are as follows:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$299,780	$330,771	$383,836	$422,113
Gross profit (loss)	(1,436)	22,551	25,931	30,802
Net income (loss)	(12,104)	1,828	(4,571)	(861)
Net income (loss) per common share:
Basic(1)	$(0.35)	$0.05	$(0.13)	$(0.02)
Diluted(1)	$(0.35)	$0.05	$(0.13)	$(0.02)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$253,981	$230,610	$254,976	$290,057
Gross profit	28,258	15,051	16,967	12,565
Net income (loss)	8,648	(4,053)	9,532	(8,848)
Net income (loss) per common share:
Basic(1)	$0.25	$(0.12)	$0.28	$(0.26)
Diluted(1)	$0.24	$(0.12)	$0.26	$(0.26)

(1)	The sum of the quarterly net income (loss) per common share amounts may not equal the annual net income (loss) per common share amount due to rounding.

Note 20 – Subsequent Events

In January 2020, we announced that we are planning to close our Newton, Iowa bus body manufacturing facility and plan to consolidate our bus body manufacturing operations into our Warren, Rhode Island manufacturing facility. In connection with these plans, we assessed the recoverability of the carrying value of assets associated with the Newton, Iowa facility as of December 31, 2019. As a result of this assessment, we recorded $4.4 million in impairment charges for the year ended December 31, 2019 as follows; $1.7 million associated with property, plant and equipment, $1.2 million in impairment of the right of use asset for the manufacturing facility lease and certain leased equipment and a $1.5 million write-off of the pre-production related assets. The impairment charges are included in realized loss on sale of assets and asset impairments within the consolidated statement of operations.

In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. All other material terms and conditions of the Credit Agreement remained the same.  We did not make any draw downs on the revolving credit facility in connection with the execution of the Incremental Facility Agreement.

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

4.5*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934

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

Number	Description

10.7†

Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 18, 2013, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.8†

First Amendment to Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A (File No. 001-37839) filed on April 20, 2017)

10.9

Lease between TPI Iowa, LLC and Opus Northwest L.L.C., dated November 13, 2007, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.10

Commencement Date Memorandum between TPI Iowa LLC and Opus Northwest, L.L.C., entered into as of July 25, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.11

Lease between TPI Kompozit Kanat Sanayi ve Ticaret A.S. and Med Union Containers A.S., dated March 16, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.12

Lease between TPI Wind Blade Dafeng Company Limited and Jiangsu Erhuajie Energy Equipment Co., Ltd, dated November 27, 2013, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.13

Lease between the Registrant (f/k/a LCSI Holding, Inc.) and Gainey Center II LLC, dated June 12, 2007, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.14

Lease between TPI, Inc. (f/k/a TPI Composites, Inc.) and Borden & Remington Fall River LLC, dated as of December 1, 2008, as superseded by Standard Industrial Lease between TPI, Inc. and Borden & Remington Fall River LLC, dated June 28, 2010, as amended (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.15

Lease between Composite Solutions, Inc. and TN Realty, LLC, dated September 30, 2004, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.16

Lease between TPI-Composites S. de R.L. de C.V. and Deutsche Bank México, S.A. Institución de Banca Múltiple, Division Fiduciaria, as Trustee of Trust F/1638, dated April 15, 2013, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.17

Amendment Agreement, among Macquarie Mexico Real Estate Management S.A. de. C.V., TPI-Composites, S. de R.L. de C.V. and TPI Composites, Inc., dated November 27, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.18

Lease between TPI-Composites S. de R.L. de C.V. and The Bank of New York Mellon, S.A., as Trustee in the Trust F/00335, dated September 25, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.19

Lease between TPI Mexico, LLC and Trailer Transfer, Inc., dated October 16, 2013 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.20

Lease between TPI Mexico, LLC and Lanestone 1, LLC, dated April 14, 2014 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

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

10.35	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

Number	Description

10.36

Agreement to Lease between Aarush (Phase III) Logistics Park Private Limited, Aarush (Phase IV) Logistics Parks Private Limited, Aarush (Phase V) Logistics Parks Private Limited, Aarush Logistics

Parks Private Limited, Aarush (Phase II) Logistics Parks Private Limited and Prospect One Manufacturing LLP, dated February 4, 2019 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.37

Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.38

Form of Employee Restricted Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.39

Form of Executive Restrictive Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.40

Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.41

Form of Executive Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.42

Form of Employee Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.43

Form of Executive Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.44

Amendment No. 1 dated as of May 24, 2019 to the Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on August 7, 2019)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Number	Description

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†	Confidential treatment has been granted for certain provisions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933.
‡	Indicates compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI COMPOSITES, INC.

Date: February 28, 2020	By:	/s/ Bryan Schumaker
Bryan Schumaker
Chief Financial Officer (Principal Financial and Accounting Officer)

We, the undersigned officers and directors of TPI Composites, Inc., hereby severally constitute and appoint Steven C. Lockard and Bryan Schumaker and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and, place and stead, and in any and all capacities, to sign conformed for us and in our names in the capacities indicated below any and all signatures and amendments to this report, and to file the same, with all exhibits thereto, filing date and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-infact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven C. Lockard	Chief Executive Officer and Director	February 28, 2020
Steven C. Lockard	(Principal Executive Officer)

/s/ Bryan Schumaker	Chief Financial Officer	February 28, 2020
Bryan Schumaker	(Principal Financial and Accounting Officer)

/s/ Stephen B. Bransfield	Director	February 28, 2020
Stephen B. Bransfield

/s/ Michael L. DeRosa	Director	February 28, 2020
Michael L. DeRosa

/s/ Jayshree S. Desai	Director	February 28, 2020
Jayshree S. Desai

/s/ Philip J. Deutch	Director	February 28, 2020
Philip J. Deutch

/s/ Paul G. Giovacchini	Director and Chairman of the Board	February 28, 2020
Paul G. Giovacchini

/s/ Jack A. Henry	Director	February 28, 2020
Jack A. Henry

/s/ James A. Hughes	Director	February 28, 2020
James A. Hughes

/s/ Tyrone M. Jordan	Director	February 28, 2020
Tyrone M. Jordan

/s/ Daniel G. Weiss	Director	February 28, 2020
Daniel G. Weiss