Form 10-Q
period 2020-03-31
TPI COMPOSITES, INC
filed 2020-05-07
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, there were 35,263,082 shares of common stock outstanding.

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

•	changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy;
•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;
•	our ability to attract and retain customers for our products, and to optimize product pricing;
•	our ability to effectively manage our growth strategy and future expenses, including our startup and transition costs;
•	competition from other wind blade and wind blade turbine manufacturers;
•	the discovery of defects in our products and our ability to estimate the future cost of warranty campaigns and product recalls;
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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on March 2, 2020 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except par value data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,473	$70,282
Restricted cash	662	992
Accounts receivable	127,354	184,012
Contract assets	192,109	166,515
Prepaid expenses	14,118	10,047
Other current assets	24,448	29,843
Inventories	9,904	6,731
Total current assets	478,068	468,422
Property, plant, and equipment, net	217,568	205,007
Operating lease right of use assets	170,381	122,351
Other noncurrent assets	49,387	30,897
Total assets	$915,404	$826,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$275,695	$293,104
Accrued warranty	51,528	47,639
Current maturities of long-term debt	19,610	13,501
Current operating lease liabilities	17,435	16,629
Contract liabilities	2,571	3,008
Total current liabilities	366,839	373,881
Long-term debt, net of debt issuance costs and current maturities	186,564	127,888
Noncurrent operating lease liabilities	163,125	113,883
Other noncurrent liabilities	7,838	5,975
Total liabilities	724,366	621,627
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 35,435 shares issued and 35,263 shares outstanding at March 31, 2020 and 100,000 shares authorized, 35,326 shares issued and 35,181 shares outstanding at December 31, 2019	354	353
Paid-in capital	326,737	322,906
Accumulated other comprehensive loss	(40,505)	(23,612)
Accumulated deficit	(91,181)	(90,689)
Treasury stock, at cost, 172 shares at March 31, 2020 and 145 shares at December 31, 2019	(4,367)	(3,908)
Total stockholders’ equity	191,038	205,050
Total liabilities and stockholders’ equity	$915,404	$826,677

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Net sales	$356,636	$299,780
Cost of sales	348,475	283,038
Startup and transition costs	12,034	18,178
Total cost of goods sold	360,509	301,216
Gross loss	(3,873)	(1,436)
General and administrative expenses	9,496	7,985
Realized loss on sale of assets and asset impairments	1,918	2,235
Restructuring charges, net	117	—
Loss from operations	(15,404)	(11,656)
Other income (expense):
Interest income	32	51
Interest expense	(1,803)	(1,999)
Realized gain (loss) on foreign currency remeasurement	960	(3,802)
Miscellaneous income	695	702
Total other expense	(116)	(5,048)
Loss before income taxes	(15,520)	(16,704)
Income tax benefit	15,028	4,600
Net loss	$(492)	$(12,104)

Weighted-average common shares outstanding:
Basic	35,213	34,906
Diluted	35,213	34,906

Net loss per common share:
Basic	$(0.01)	$(0.35)
Diluted	$(0.01)	$(0.35)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Net loss	$(492)	$(12,104)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,224)	1,333
Unrealized loss on hedging derivatives, net of taxes of $2,039 and $481, respectively	(7,669)	(1,810)
Comprehensive loss	$(17,385)	$(12,581)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(In thousands)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(Unaudited)
Balance at December 31, 2019	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050
Net loss	—	—	—	—	(492)	—	(492)
Share-based compensation expense	—	—	2,970	—	—	—	2,970
Issuances under share-based compensation plan	109	1	861	—	—	—	862
Common stock repurchased for treasury	—	—	—	—	—	(459)	(459)
Other comprehensive loss	—	—	—	(16,893)	—	—	(16,893)
Balance at March 31, 2020	35,435	$354	$326,737	$(40,505)	$(91,181)	$(4,367)	$191,038

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net loss	$(492)	$(12,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,028	10,659
Realized loss on sale of assets and asset impairments	1,918	2,235
Restructuring charges, net	117	—
Share-based compensation expense	2,942	985
Amortization of debt issuance costs	56	51
Changes in assets and liabilities:
Accounts receivable	50,328	8,489
Contract assets and liabilities	(32,574)	(15,899)
Operating lease right of use assets and operating lease liabilities	2,018	4,169
Inventories	(3,515)	(419)
Prepaid expenses	(4,558)	(4,171)
Other current assets	4,552	(13,046)
Other noncurrent assets	(17,445)	(14,052)
Accounts payable and accrued expenses	(17,557)	17,782
Accrued warranty	3,889	2,768
Other noncurrent liabilities	1,861	462
Net cash provided by (used in) operating activities	2,568	(12,091)
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,983)	(18,709)
Net cash used in investing activities	(26,983)	(18,709)
Cash flows from financing activities:
Proceeds from revolving loans	50,000	6,000
Net proceeds (repayments) of accounts receivable financing	(101)	13,208
Proceeds from working capital loans	—	2,228
Principal repayments of finance leases	(1,492)	(2,929)
Net proceeds (repayments) of other debt	16,505	(1,445)
Debt issuance costs	(183)	—
Proceeds from exercise of stock options	812	4,572
Repurchase of common stock including shares withheld in lieu of income taxes	(459)	(559)
Net cash provided by financing activities	65,082	21,075
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(1,806)	993
Net change in cash, cash equivalents and restricted cash	38,861	(8,732)
Cash, cash equivalents and restricted cash, beginning of year	71,749	89,376
Cash, cash equivalents and restricted cash, end of period	$110,610	$80,644

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,773	$1,940
Cash paid for income taxes, net	3,414	4,781
Supplemental disclosures of noncash investing and financing activities:
Accrued capital expenditures in accounts payable	14,669	6,409

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

•

Our Mexico segment manufactures wind blades from three facilities in Juárez, Mexico and a facility in Matamoros, Mexico. In addition, we have a facility which manufactures precision molding and assembly systems and composite solutions for the transportation industry in Juárez, Mexico and we commenced operations at this facility in March 2019. This segment also performs wind blade inspection and repair services.

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020.

The accompanying condensed consolidated financial statements include the accounts of TPI Composites, Inc. and all of our majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2020, and the results of our operations, comprehensive loss and cash flows for the periods presented. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full years.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

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

We adopted this standard on January 1, 2020 and it did not have a material effect on our condensed consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in Topic 820.

We adopted this standard on January 1, 2020 and it did not have a material effect on our condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which primarily removes specific exemptions to the general principles in Topic 740 in GAAP and improves the financial statement preparers’ application of income tax-related guidance and simplifies GAAP.

We adopted this standard on January 1, 2020 and it did not have a material effect on our condensed consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.

We are currently evaluating our contracts and the optional expedients provided by the new standard.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

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

Warranty accrual at March 31 consisted of the following:

2020
(in thousands)
Warranty accrual at beginning of year	$47,639
Accrual during the period	3,865
Cost of warranty services provided during the period	(3,215)
Changes in estimate for pre-existing warranties, including expirations	3,239
Warranty accrual at end of period	$51,528

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

Net Income (Loss) Per Common Share Calculation

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during a period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities, unless there is a net loss for the period. In computing diluted net income per common share, we use the treasury stock method. The table below reflects the calculation of the weighted-average number of common shares outstanding, using the treasury stock method, used in computing basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Basic weighted-average shares outstanding	35,213	34,906
Effect of dilutive awards	—	—
Diluted weighted-average shares outstanding	35,213	34,906

Share-based compensation awards of approximately 66,000 and 100,000 shares were excluded from the computation of net loss per share for the three months ended March 31, 2020 and 2019, respectively, because their effect would be anti-dilutive. Further, since there were net losses for the three months ended March 31, 2020 and 2019, approximately 890,000 and 1,580,000 potentially dilutive shares were excluded from the calculation.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

To partially offset the variability of future interest payments on the Credit Agreement arising from changes in the London Interbank Offered Rate (LIBOR), in April 2018, we entered into an interest rate swap agreement with a financial institution for a notional amount of $75.0 million with an expiration date of April 2023. This interest rate swap effectively hedges $75.0 million of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instrument qualified for accounting as a cash flow hedge in accordance with FASB Accounting Standard Codification (ASC) Topic 815, Derivatives and Hedging, and we designated it as such.

The settlement value of the interest rate swap is $5.3 million as of March 31, 2020 and is included in other noncurrent liabilities in the condensed consolidated balance sheet.  The unrealized loss on the swap of $4.2 million, net of tax, as of March 31, 2020 is included in accumulated other comprehensive loss in the condensed consolidated balance sheet. The settlement value of the interest rate swap was $2.7 million as of December 31, 2019 and was included in other noncurrent liabilities in the condensed consolidated balance sheet. The unrealized loss on the swap of $2.2 million, net of tax, is included in accumulated other comprehensive loss in the condensed consolidated balance sheet.

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

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of March 31, 2020, these foreign exchange forward contracts hedged our forecasted cash flows for periods up to nine months. These foreign exchange forward contracts qualified for accounting as cash flow hedges in accordance with ASC Topic 815, and we designated them as such.

As of March 31, 2020, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were 1.2 billion Mexican Peso. The fair value of the foreign exchange forward contracts is $6.5 million as of March 31, 2020 and is included in accounts payable and accrued expense in the condensed consolidated balance sheet. The unrealized loss on the foreign exchange forward contracts of $5.1 million, net of tax, as of March 31, 2020 is included in accumulated other comprehensive loss in the condensed consolidated balance sheet.

All of our derivate assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy.

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

	March 31,	December 31,	March 31,	December 31,
	2020	2019	2019	2018
	(in thousands)
Cash and cash equivalents	$109,473	$70,282	$78,319	$85,346
Restricted cash	662	992	1,850	3,555
Restricted cash included within other noncurrent assets	475	475	475	475
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$110,610	$71,749	$80,644	$89,376

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Other Current Assets

Other current assets primarily include refundable value-added taxes and deposits. As of March 31, 2020, we had $21.9 million of refundable value-added taxes and $2.3 million of deposits.  As of December 31, 2019, we had $22.7 million of refundable value-added taxes and $6.1 million of deposits.

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

Note 2. Revenue From Contracts with Customers

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended March 31, 2020
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$35,933	$85,876	$115,186	$99,342	$336,337
Precision molding and assembly systems sales	—	5,061	1,702	—	6,763
Transportation sales	6,679	—	210	—	6,889
Other sales	4,819	200	1,152	476	6,647
Total net sales	$47,431	$91,137	$118,250	$99,818	$356,636

	Three Months Ended March 31, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$31,891	$62,128	$79,038	$103,893	$276,950
Precision molding and assembly systems sales	144	6,215	4,849	—	11,208
Transportation sales	6,216	—	—	—	6,216
Other sales	3,377	375	778	876	5,406
Total net sales	$41,628	$68,718	$84,665	$104,769	$299,780

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

Contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2020	2019	$ Change
	(in thousands)
Gross contract assets	$195,366	$170,973	$24,393
Less: reclassification from contract liabilities	(3,257)	(4,458)	1,201
Contract assets	$192,109	$166,515	$25,594

	March 31,	December 31,
	2020	2019	$ Change
	(in thousands)
Gross contract liabilities	$5,828	$7,466	$(1,638)
Less: reclassification to contract assets	(3,257)	(4,458)	1,201
Contract liabilities	$2,571	$3,008	$(437)

Contract assets increased by $25.6 million from December 31, 2019 to March 31, 2020 due to incremental unbilled production during the three months ended March 31, 2020. Contracts liabilities decreased by $0.4 million from December 31, 2019 to March 31, 2020 due to the revenue earned related to precision molding and assembly systems and wind blades being produced exceeding the amounts billed to customers in the three months ended March 31, 2020.

The time it takes to produce a single blade is typically between 5 to 7 days. The time it takes to produce a mold is typically between 3 to 6 months.

For the three months ended March 31, 2020, we recognized $3.0 million of revenue, which was included in the corresponding contract liability balance at the beginning of the period.

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

As of March 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $3.8 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows: 34 percent in the remainder of 2020, 33 percent in 2021, 20 percent in 2022 and the remaining 13 percent in 2023. The transaction price allocated to the remaining performance obligations excludes approximately $207.6 million of variable consideration over the contractual guaranteed minimum volume obligations under current contracts with customers which has been constrained primarily due to uncertainty associated with production volume during the remaining term of the agreements. We estimate the constraint will be resolved in subsequent periods when our customers provide additional information relevant to forecasted future production.

For the three months ended March 31, 2020, net revenue recognized from our performance obligations satisfied in previous periods was reduced by $5.2 million as compared to a reduction of $14.7 million in the same period of 2019. The current year decrease primarily related to changes in certain of our estimated total contract values and related percentage of completion estimates.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria:  (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract.  We factor these costs into our estimated cost analysis for the overall contract.  Costs capitalized are amortized over the number of units produced during the contract term. As of March 31, 2020, the cost and accumulated amortization of such assets totaled $5.7 million and $2.8 million, respectively. As of December 31, 2019, the cost and accumulated amortization of such assets totaled $5.6 million and $2.7 million, respectively. These amounts are included in other noncurrent assets in the condensed consolidated balance sheets and in cost of goods sold within the condensed consolidated statements of operations.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 12, Concentration of Customers.

The COVID-19 pandemic adversely impacted our operations and results of operations for the three months ended March 31, 2020 due primarily to reduced production levels at our China manufacturing facilities. See Note 14, Subsequent Events, for additional details on the COVID-19 pandemic.

We maintain our U.S. cash in bank deposit accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2020 and 2019. At March 31, 2020 and December 31, 2019, we had $71.6 million and $45.8 million, respectively, of cash in deposit accounts in U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At March 31, 2020, this included $21.1 million in Turkey, $11.5 million in China, and $3.5 million in India, $1.6 million in Mexico and $0.2 million in other countries. We have not experienced losses in these accounts. In addition, at March 31, 2020, we had short-term deposits in interest bearing accounts of $0.6 million in China, which are reported as restricted cash in our condensed consolidated balance sheets. At March 31, 2020, we also had long-term deposits in interest bearing accounts of $0.5 million in Iowa which are reported as restricted cash within the caption other noncurrent assets in our condensed consolidated balance sheets.

Note 4. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Trade accounts receivable	$123,466	$180,051
Other accounts receivable	3,888	3,961
Total accounts receivable	$127,354	$184,012

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Machinery and equipment	$183,155	$159,176
Buildings	14,273	14,495
Leasehold improvements	55,883	56,414
Office equipment and software	32,373	32,284
Furniture	23,292	22,429
Vehicles	565	562
Construction in progress	17,944	20,677
Total property, plant and equipment, gross	327,485	306,037
Accumulated depreciation	(109,917)	(101,030)
Property, plant and equipment, net	$217,568	$205,007

Total depreciation expense for the three months ended March 31, 2020 and 2019 was $10.9 million and $10.4 million, respectively.

As of March 31, 2020, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements were $44.0 million and $18.2 million, respectively. As of December 31, 2019, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements were $45.0 million and $17.0 million, respectively.

Note 6. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Senior revolving loan—U.S.	$162,414	$112,414
Accounts receivable financing—EMEAI	3,704	3,805
Unsecured financing—EMEA	17,716	—
Equipment financing—EMEAI	6,839	7,903
Equipment finance lease—U.S.	179	288
Equipment finance lease—EMEAI	5,120	5,732
Equipment finance lease—Mexico	11,000	11,919
Total debt - principal	206,972	142,061
Less: Debt issuance costs	(798)	(672)
Total debt, net of debt issuance costs	206,174	141,389
Less: Current maturities of long-term debt	(19,610)	(13,501)
Long-term debt, net of debt issuance costs and current maturities	$186,564	$127,888

In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. All other material terms and conditions of the Credit Agreement remained the same.

In the first quarter of 2020, we entered into a credit agreement with a Turkish financial institution to provide up to 15.0 million Euro (approximately $16.6 million as of March 31, 2020) of unsecured financing. Interest accrues at a fixed rate of 2.25% and is payable at the end of the term when the loan is repaid. As of March 31, 2020, there was $16.6 million outstanding under this credit agreement.

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

During the three months ended March 31, 2020, we issued to certain employees and non-employee directors an aggregate of 412,729 timed-based RSUs, 112,561 PSUs that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2020 through December 31, 2022, and 184,522 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2022. All of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of the 2015 Plan and the applicable award agreement. In addition, during the three months ended March 31, 2020, we issued 7,082 stock options to an employee.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cost of goods sold	$171	$177
General and administrative expenses	2,771	808
Total share-based compensation expense	$2,942	$985

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
RSUs	$956	$922
Stock options	1,653	436
PSUs	333	(373)
Total share-based compensation expense	$2,942	$985

Included in total share-based compensation expense for the three months ended March 31, 2020 is $1.7 million of compensation expense associated with the modification of certain employee and non-employee awards during the quarter. The modifications primarily provided for the extension of the post termination exercise period of outstanding stock options, resulting in a one-time charge in the three months ended March 31, 2020.

As of March 31, 2020, the unamortized cost of the outstanding RSUs and PSUs was $10.1 million and $5.1 million, respectively, which we expect to recognize in the condensed consolidated financial statements over weighted-average periods of approximately 2.5 years and 2.5 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $1.9 million, which we expect to recognize in the condensed consolidated financial statements over a weighted-average period of approximately 1.7 years.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The summary of activity under our incentive plans is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price	Options Exercisable	Units	Weighted- Average Grant Date Fair Value	Units	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2019	6,621,512	2,594,228	$14.29	1,697,272	354,427	$24.99	491,718	$26.20
Increase in shares authorized	1,407,228	—	—		—	—	—	—
Granted	(716,894)	7,082	17.06		412,729	22.55	297,083	22.55
Exercised/vested	—	(36,484)	11.45		(73,310)	23.29	—	—
Forfeited/cancelled	95,268	(69,376)	19.98		(8,213)	27.32	(17,679)	28.60
Balance as of March 31, 2020	7,407,114	2,495,450	14.18	1,807,018	685,633	23.68	771,122	24.74

The fair value of RSUs which vested during the three months ended March 31, 2020 was $1.3 million.  In addition, during the three months ended March 31, 2020, we repurchased 26,099 shares for $0.5 million related to tax withholding requirements on vested RSU awards. The total intrinsic value of stock options outstanding and exercisable as of March 31, 2020 was $5.8 million and $5.0 million, respectively.

The following table summarizes the outstanding and exercisable stock option awards as of March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.49	12,914	0.5	$8.49	12,914	$8.49
$10.87	1,441,721	5.2	10.87	1,240,796	10.87
$11.00 to $17.06	327,083	5.9	15.97	273,200	16.00
$18.70	181,059	6.3	18.70	157,906	18.70
$18.77 to $29.26	532,673	8.9	20.65	122,202	20.48
$8.49 to $29.26	2,495,450	6.1	14.18	1,807,018	12.96

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Operating lease cost	$8,571	$7,753

Finance lease cost
Amortization of assets under finance leases	$1,547	$1,514
Interest on finance leases	279	408
Total finance lease cost	$1,826	$1,922

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Future minimum lease payments under noncancelable leases as of March 31, 2020 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2020	$23,363	$4,914
2021	29,830	6,395
2022	29,120	5,633
2023	28,742	817
2024	25,651	200
Thereafter	118,995	—
Total future minimum lease payments	255,701	17,959
Less: interest	(75,141)	(1,613)
Total lease liabilities	$180,560	$16,346

Total lease liabilities as of March 31, 2020 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Current operating lease liabilities	$17,435	$—
Current maturities of long-term debt	—	5,537
Noncurrent operating lease liabilities	163,125	—
Long-term debt, net of debt issuance costs and current maturities	—	10,809
Total lease liabilities	$180,560	$16,346

See Note 5, Property, Plant and Equipment, Net for a discussion of the cost and accumulated depreciation of assets financed through finance leases.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Other information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,508	$7,542
Operating cash flows from finance leases	279	408
Financing cash flows from finance leases	1,492	2,929

Right of use assets obtained in exchange for new lease obligations:
Operating leases	55,156	11,883
Finance leases	—	4,703

	March 31,	December 31,
	2020	2019
Weighted-Average Remaining Lease Term (In Years):
Operating leases	8.3	7.6
Finance leases	2.9	3.2

Weighted-Average Discount Rate:
Operating leases	8.1%	7.5%
Finance leases	6.4%	6.4%

As of March 31, 2020, we have additional leases related to new manufacturing facilities that have not yet commenced totaling approximately $10 million.

Note 9. Income Taxes

Income taxes for the three months ended March 31, 2020 were lower than for the corresponding periods ended March 31, 2019 primarily due to the earning mix by jurisdiction in 2020 as compared to 2019.

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

Note 10. Restructuring Charges

In May 2019, we announced plans to consolidate certain of our manufacturing facilities, including our plan to shut down the two blade lines operating in our Taicang Port facility and move our tooling operation from Taicang City to the larger Taicang Port facility, thereby expanding our tooling capacity for larger blades and reducing overall costs. We substantially completed these plans by the end of 2019.

In accordance with these plans, during the three months ended March 31, 2020, we incurred total charges of $0.1 million. These charges are located within the caption “Restructuring charges, net” in the accompanying condensed consolidated statements of operations. We do not expect to incur any material additional charges under these plans throughout the remainder of 2020.

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

Note 12. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of our total consolidated revenues are as follows:

	Three Months Ended
	March 31,
	2020		2019
Customer	Revenues	% of Total	Revenues	% of Total
Vestas	$157,412	44.1%	$128,614	42.9%
GE	100,132	28.1%	84,529	28.2%
Nordex	53,257	14.9%	54,868	18.3%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	March 31,	December 31,
	2020	2019
Customer	% of Total	% of Total
Vestas	42.7%	41.9%
Nordex	27.3%	31.3%

Note 13. Segment Reporting

Our operating segments are defined geographically as the U.S., Asia, Mexico and EMEAI. Financial results are aggregated into four reportable segments based on quantitative thresholds. All of our segments operate in their local currency, however a portion of the revenue attributable to our Asia and Mexico segments is derived in U.S. dollars because certain of our domestic subsidiaries are the contracting parties to the associated customer supply agreements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables set forth certain information regarding each of our segments:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Revenues by segment:
U.S.	$47,431	$41,628
Asia	91,137	68,718
Mexico	118,250	84,665
EMEAI	99,818	104,769
Total revenues	$356,636	$299,780
Revenues by geographic location (1):
U.S.	$47,431	$41,628
China	91,137	68,718
Mexico	118,250	84,665
Turkey and India	99,818	104,769
Total revenues	$356,636	$299,780
Income (loss) from operations:
U.S. (2)	$(15,586)	$(14,503)
Asia	5,072	(8,800)
Mexico	(1,768)	(424)
EMEAI	(3,122)	12,071
Total loss from operations	$(15,404)	$(11,656)

	March 31,	December 31,
	2020	2019
	(in thousands)
Property, plant and equipment, net:
U.S.	$35,241	$36,410
Asia (China)	51,502	50,603
Mexico	79,504	81,654
EMEAI (Turkey and India)	51,321	36,340
Total property, plant and equipment, net	$217,568	$205,007

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)	The losses from operations in our U.S. segment includes corporate general and administrative costs of $9.5 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively.

Note 14. Subsequent Events

During the second quarter of 2020, several of our manufacturing facilities have been required to temporarily suspend production or operate at reduced production levels due primarily to certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates.

Currently, our manufacturing facilities in India and Matamoros, Mexico are operating at limited production levels, our manufacturing facilities in Juárez, Mexico are temporarily shutdown, our manufacturing facility in Iowa restarted operations at a limited production level on May 6, 2020 after a temporary shutdown and our manufacturing facilities in China, Turkey and Rhode Island are operating at normal production levels.

Although our China and Turkey manufacturing facilities have resumed full production and customer demand for our products remain strong, we expect that the COVID-19 pandemic will have an adverse effect on our operations, results of operations and financial condition for the balance of 2020 due to the impact of the COVID-19 pandemic on our manufacturing production levels. As a result of the uncertainty relating to: (i) the rapidly evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations,

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

we, however, are unable to currently estimate and quantify the actual impact of COVID-19 on our business, results of operations and financial condition for the balance of 2020.

As a result of such uncertainty, we are managing our liquidity to ensure our long-term viability until the COVID-19 pandemic abates.  During the three months ended March 31, 2020, we drew down $50.0 million under our Credit Agreement and an additional $30.0 million in April 2020.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM), who have historically relied on in-house production, to outsource the manufacturing of some of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades have become highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into long-term supply agreements pursuant to which we dedicate capacity at our facilities to our customers in exchange for their commitment to purchase minimum annual volumes of wind blade sets, which consist of three wind blades. As of May 6, 2020, our long-term wind and transportation supply agreements provide for minimum aggregate volume commitments from our customers of approximately $2.5 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $5.0 billion through the end of 2023. This collaborative dedicated supplier model provides us with contracted volumes that generate significant revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers. Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 96% of our total net sales for both the three months ended March 31, 2020 and 2019. We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the transportation market.

We divide our business operations into four geographic operating segments - (1) the United States (U.S.), (2) Asia, (3) Mexico and (4) Europe, the Middle East, Africa and India (EMEAI) as follows:

•

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa plant, (2) the manufacturing of precision molding and assembly systems used to manufacture wind blades at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the transportation industry, which we also conduct at our Rhode Island facility , (4) wind blade inspection and repair services in North America, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany which we purchased in July 2019 and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

•

Our Asia segment includes (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, the latter of which commenced operations in March 2019, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services.

•

Our Mexico segment manufactures wind blades from three facilities in Juárez, Mexico and a facility in Matamoros, Mexico. In addition, we have a facility which manufactures precision molding and assembly systems and composite solutions for the transportation industry in Juárez, Mexico and we commenced operations at this facility in March 2019. This segment also performs wind blade inspection and repair services.

•

Our EMEAI segment manufactures wind blades from two facilities in Izmir, Turkey and also performs wind blade inspection and repair services. In February 2019, we entered into a new lease agreement with a third party for a new manufacturing facility that was built in Chennai, India and we commenced operations at this facility in the first quarter of 2020.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The COVID-19 pandemic adversely impacted our operations and results of operations for the quarter ended March 31, 2020 due primarily to reduced production levels at our China manufacturing facilities.  We estimate that our net sales were adversely impacted by approximately $38 million, our net loss by approximately $9 million, which is net of approximately $2 million of income taxes, and our Adjusted EBITDA by approximately $11 million due to reduced production levels at our China manufacturing facilities due to the COVID-19 pandemic.

During the second quarter of 2020, several of our manufacturing facilities have been required to temporarily suspend production or operate at reduced production levels due primarily to certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates.

Currently, our manufacturing facilities in India and Matamoros, Mexico are operating at limited production levels, our manufacturing facilities in Juárez, Mexico are temporarily shutdown, our manufacturing facility in Iowa restarted operations at a limited production level on May 6, 2020 after a temporary shutdown and our manufacturing facilities in China, Turkey and Rhode Island are operating at normal production levels.

Although our China and Turkey manufacturing facilities have resumed full production and customer demand for our products remain strong, we expect that the COVID-19 pandemic will have an adverse effect on our operations, results of operations and financial condition for the balance of 2020 due to the impact of the COVID-19 pandemic on our manufacturing production levels.  As a result of the uncertainty relating to: (i) the rapidly evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations, we, however, are unable to currently estimate and quantify the actual impact of COVID-19 on our business, results of operations and financial condition for the balance of 2020.

As a result of such uncertainty, we are managing our liquidity to ensure our long-term viability until the COVID-19 pandemic abates.  During the three months ended March 31, 2020, we drew down $50.0 million under our Credit Agreement and an additional $30.0 million in April 2020.

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

The research and development expenses incurred at our Warren, Rhode Island location, our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the three months ended March 31, 2020 and 2019, research and development expenses totaled $0.2 million and $0.2 million, respectively.

Realized Loss on Sale of Assets and Asset Impairments

Realized loss on sale of assets represents the realized losses on the sale of receivables under supply chain financing arrangements with our customers and realized gains and losses on the sale of other assets and asset impairments at our corporate and manufacturing facilities.

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

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets invoiced, estimated megawatts of energy capacity for wind blade sets invoiced, utilization percentage, manufacturing lines dedicated to customers under long-term supply agreements and manufacturing lines installed, which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance.

KEY FINANCIAL METRICS

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net sales	$356,636	$299,780
Net loss	$(492)	$(12,104)
EBITDA (1)	$(2,721)	$(4,097)
Adjusted EBITDA (1)	$1,296	$2,925
Capital expenditures	$26,983	$18,709
Free cash flow (1)	$(24,415)	$(30,800)

	March 31,	December 31,
	2020	2019
	(in thousands)
Total debt, net of debt issuance costs	$206,174	$141,389
Net debt (1)	$(97,499)	$(71,779)

(1)

See below for more information and a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net debt to net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

EBITDA and Adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income or loss plus interest expense (including losses on extinguishment of debt and net of interest income), income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any share-based compensation expense, any realized gains or losses from foreign currency remeasurement, any gains or losses from the sale of assets and asset impairments and any restructuring charges. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance. In addition, our credit agreement (the Credit Agreement) that we entered into in April 2018 contains minimum EBITDA (as defined in the Credit Agreement) covenants with which we must comply. We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss	$(492)	$(12,104)
Adjustments:
Depreciation and amortization	11,028	10,659
Interest expense (net of interest income)	1,771	1,948
Income tax benefit	(15,028)	(4,600)
EBITDA	(2,721)	(4,097)
Share-based compensation expense	2,942	985
Realized (gain) loss on foreign currency remeasurement	(960)	3,802
Realized loss on sale of assets and asset impairments	1,918	2,235
Restructuring charges, net	117	—
Adjusted EBITDA	$1,296	$2,925

(1)	Represents the effect of the difference in the exchange rates used by our various foreign subsidiaries when converted to U.S. dollars on the net sales and contract assets as of period-end.

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)

Net cash provided by (used in) operating activities	$2,568	$(12,091)
Less capital expenditures	(26,983)	(18,709)
Free cash flow	$(24,415)	$(30,800)

Net debt is reconciled as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$109,473	$70,282
Less total debt, net of debt issuance costs	(206,174)	(141,389)
Less debt issuance costs	(798)	(672)
Net debt	$(97,499)	$(71,779)

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2020	2019
Sets	738	662
Estimated megawatts	2,329	1,861
Utilization	70%	64%
Dedicated manufacturing lines	52	54
Manufacturing lines installed	52	49

Key operating metrics consist of sets invoiced, estimated megawatts of energy capacity for wind blade sets invoiced, utilization, dedicated manufacturing lines and manufacturing lines installed.

Sets represents the number of wind blade sets, consisting of three wind blades each, which we invoiced worldwide during the period. We monitor sets and believe that presenting sets to investors is helpful because we believe that it is the most direct measurement of our manufacturing output during the period. Sets primarily impact net sales.

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

Dedicated manufacturing lines are the number of wind blade manufacturing lines that we have dedicated to our customers pursuant to our long-term supply agreements at the end of the period. We monitor dedicated manufacturing lines and believe that presenting this metric to investors is helpful because we believe that the number of dedicated manufacturing lines is the best indicator of demand for the wind blades we manufacture for customers under our long-term supply agreements in any given period. We believe that dedicated manufacturing lines provide an understanding of additional capacity within an existing facility. Dedicated manufacturing lines primarily impacts our net sales.

Manufacturing lines installed represents the number of wind blade manufacturing lines installed and either in operation, startup or transition at the end of the period. We believe that total manufacturing lines installed provides an understanding of the number of manufacturing lines installed and either in operation, startup or transition.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table summarizes certain information relating to our operating results and related percentage of net sales for the three months ended March 31, 2020 and 2019 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2020		2019
	(dollars in thousands)
Net sales	$356,636	100.0%	$299,780	100.0%
Cost of sales	348,475	97.7	283,038	94.4
Startup and transition costs	12,034	3.4	18,178	6.1
Total cost of goods sold	360,509	101.1	301,216	100.5
Gross loss	(3,873)	(1.1)	(1,436)	(0.5)
General and administrative expenses	9,496	2.7	7,985	2.7
Realized loss on sale of assets and asset impairments	1,918	0.5	2,235	0.7
Restructuring charges, net	117	0.0	—	0.0
Loss from operations	(15,404)	(4.3)	(11,656)	(3.9)
Other expense	(116)	0.0	(5,048)	(1.6)
Loss before income taxes	(15,520)	(4.3)	(16,704)	(5.5)
Income tax benefit	15,028	4.2	4,600	1.5
Net loss	$(492)	(0.1)%	$(12,104)	(4.0)%

Net sales for the three months ended March 31, 2020 increased by $56.9 million or 19.0% to $356.6 million compared to $299.8 million in the same period in 2019. Net sales of wind blades increased by 21.4% to $336.3 million for the three months ended March 31, 2020 as compared to $277.0 million in the same period in 2019. The increase was primarily driven by a 10.8% increase in the number of wind blades produced during the three months ended March 31, 2020 compared to the same period in 2019 largely as a result of increased production at our Mexico facilities. Although our net sales increased for the three months ended March 31, 2020 compared to the same period in 2019, our net sales for the three months ended March 31, 2020 were adversely impacted by approximately $38 million due to reduced production levels at our China manufacturing facilities due to the COVID-19 pandemic. This increase was also due to a higher average sales price due to the mix of wind blade models produced during the three months ended March 31, 2020 compared to the same period in 2019  as well as an increase in the year over year number of wind blades still in the production process at the end of the period. Net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2020 were $6.8 million as compared to $11.2 million in the same period in 2019. Additionally, there was a $1.9 million increase in transporation and other sales during the three months ended March 31, 2020 as compared to the same period in 2019. The impact of the fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations on consolidated net sales for the three months ended March 31, 2020 was a decrease of 0.9% as compared to the same period in 2019.

Total cost of goods sold for the three months ended March 31, 2020 was $360.5 million and included $7.8 million related to lines in startup in our plants in India and China and $4.2 million of transition costs related to lines in transition during the quarter. This compares to total cost of goods sold for the three months ended March 31, 2019 of $301.2 million and included $16.1 million related to lines in startup in our plants in Mexico, Iowa and China and the startup of new wind blade models for a customer in Turkey and $2.1 million of transition costs related to lines in transition during the quarter. Total cost of goods sold as a percentage of net sales remained relatively consistent during the three months ended March 31, 2020 as compared to the same period in 2019, driven primarily by the increase in direct labor and warranty costs, offset by the impact of savings in raw material costs, the decrease in startup and transition costs and the impact of foreign currency. The impact of the fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso decreased consolidated cost of goods sold by 2.5% for three months ended March 31, 2020 as compared to the same period in 2019.

General and administrative expenses for the three months ended March 31, 2020 totaled $9.5 million, or 2.7% of net sales, compared to $8.0 million, or 2.7% of net sales, for the same period in 2019.

Realized loss on sale of assets and asset impairments for the three months ended March 31, 2020 totaled $1.9 million and was comprised primarily of realized losses on the sale of receivables under supply chain financing arrangements with our customers. Realized loss on sale of assets and asset impairments for the three months ended March 31, 2019 totaled $2.2 million and was comprised of $1.3 million of realized losses on the sale of receivables under supply chain financing arrangements with our customers and $0.9 million of realized losses on the sale of assets at our corporate and manufacturing facilities.

Restructuring charges for the three months ended March 31, 2020 totaled $0.1 million related to the closing of our Taicang City China manufacturing facility. There were no restructuring charges in the comparable period in 2019.

Other expense totaled $0.1 million for the three months ended March 31, 2020 as compared to other expense totaling $5.0 million for the same period in 2019. The decrease in the expense was primarily due to a $4.8 million decrease in realized losses on foreign currency remeasurement and a $0.2 million decrease in interest expense in the three months ended March 31, 2020 as compared to the same period in 2019.

Income taxes reflected a benefit of $15.0 million for the three months ended March 31, 2020 as compared to a benefit of $4.6 million for the same period in 2019. The increase in the benefit was primarily due to the earnings mix by jurisdiction in the three months ended March 31, 2020 as compared to the same period in 2019.

Net loss for the three months ended March 31, 2020 was $0.5 million as compared to a net loss of $12.1 million in the same period in 2019. The decrease in the loss was primarily due to the reasons set forth above. Although our net loss decreased for the three months ended March 31, 2020 compared to the same period in 2019, our net loss for the three months ended March 31, 2020 was adversely impacted by approximately $9 million, net of approximately $2 million of income taxes, primarily due to reduced production levels at our China manufacturing facilities due to the COVID-19 pandemic. The net loss per share was $0.01 for the three months ended March 31, 2020, compared to a net loss per share of $0.35 for the three months ended March 31, 2019.

Segment Discussion

The following table summarizes our net sales and income (loss) from operations by our four geographic operating segments for the three months ended March 31, 2020 and 2019 that has been derived from our unaudited condensed consolidated financial statements.

	Three Months Ended
	March 31,
	2020	2019
Net Sales	(in thousands)
U.S.	$47,431	$41,628
Asia	91,137	68,718
Mexico	118,250	84,665
EMEAI	99,818	104,769
Total net sales	$356,636	$299,780

	Three Months Ended
	March 31,
	2020	2019
Income (Loss) from Operations	(in thousands)
U.S. (1)	$(15,586)	$(14,503)
Asia	5,072	(8,800)
Mexico	(1,768)	(424)
EMEAI	(3,122)	12,071
Total income from operations	$(15,404)	$(11,656)
(1)

Includes the costs of our corporate headquarters, our advanced engineering center in Kolding, Denmark and our engineering center in Berlin, Germany totaling $9.5 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively.

U.S. Segment

Net sales for the three months ended March 31, 2020 increased by $5.8 million or 13.9% to $47.4 million compared to $41.6 million in the same period in 2019. Net sales of wind blades increased to $35.9 million during the three months ended March 31, 2020 as compared to $31.9 million in the same period of 2019. The increase was primarily due to a higher average sales price due to the mix of wind blade models produced in both periods and a 2% increase in the number of wind blades produced in the three months ended March 31, 2020 as compared to the same period in 2019. There were no net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2020 compared to $0.1 million during the same period in 2019. Additionally, there was a $1.9 million increase in transportation and other sales during the three months ended March 31, 2020 as compared to the same period in 2019.

The loss from operations in the U.S. segment for the three months ended March 31, 2020 was $15.6 million as compared to a loss from operations of $14.5 million in the same period in 2019. As previously discussed, the loss amounts include corporate general and administrative costs of $9.5 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively. The 2020 operating results were also unfavorably impacted by increased direct labor and direct material costs at our Newton, Iowa blade facility, offset by the decreased costs related to the shutdown of our Newton, Iowa transportation facility and by the higher average sale price of wind blade models produced and wind blade volumes discussed above.

Asia Segment

Net sales for the three months ended March 31, 2020 increased by $22.4 million or 32.6% to $91.1 million compared to $68.7 million in the same period in 2019. Net sales of wind blades were $85.9 million in the three months ended March 31, 2020 compared to $62.1 million in the same period of 2019. This increase reflects an increase in the year over year number of wind blades still in the production process at the end of the period as well as an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods, notwithstanding a 8% net decrease in overall wind blade volume. Although our Asia net sales increased for the three months ended March 31, 2020 compared to the same period in 2019, our Asia net sales for the three months ended March 31, 2020 were adversely impacted by approximately $38 million due to reduced production levels at our China manufacturing facilities due to the COVID-19 pandemic. Net sales from the manufacturing of precision molding and assembly systems totaled $5.1 million during the three months ended March 31, 2020 compared to $6.2 million during the same period in 2019. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 0.9% on net sales during the three months ended March 31, 2020 as compared to the same period in 2019.

The income from operations in the Asia segment for the three months ended March 31, 2020 was $5.1 million as compared to a loss from operations of $8.8 million in the same period in 2019. This increase was primarily due to the increase in the year over year number of wind blades still in the production process at the end of the period, an increase in the average sales price of wind blades noted above and by the impact of savings in raw material costs. Although our income from operations increased for the three months ended March 31, 2020 compared to the same period in 2019, our income from operations for the three months ended March 31, 2020 was adversely impacted by approximately $11 million due to reduced production levels at our China manufacturing facilities due to the COVID-19 pandemic. The impact of the fluctuating U.S. dollar against the Chinese Renminbi had a favorable impact of 1.6% on cost of goods sold for the three months ended March 31, 2020 as compared to the same period in 2019.

Mexico Segment

Net sales in the three months ended March 31, 2020 increased by $33.6 million or 39.7% to $118.3 million compared to $84.7 million in the same period in 2019. The increase reflects a 57% net increase in overall wind blade volume which was partially related to the

Matamoros strike during 2019 and an increase in the average sales price of wind blades due to a change in the mix of wind blades between the two periods. Net sales from the manufacturing of precision molding and assembly systems during the three months ended March 31, 2020 were $1.7 million compared to $4.8 million during the same period in 2019.

The loss from operations in the Mexico segment for the three months ended March 31, 2020 was $1.8 million as compared to a loss from operations of $0.4 million in the same period in 2019. The increase was due primarily to the underutilization of labor at certain of our Juarez facilities, partially offset by the overall increase in wind blade volume noted, a decrease in startup and transition costs as well as from savings in raw material costs. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.6% on cost of goods sold for the three months ended March 31, 2020 as compared to 2019.

EMEAI Segment

Net sales during the three months ended March 31, 2020 decreased by $5.0 million or 4.7% to $99.8 million compared to $104.8 million in the same period in 2019. The decrease was driven by a 9% decrease in wind blade volume at our two Turkey plants due to transitions and a decrease in the average sales price of wind blades delivered in the comparative periods. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 2.4% on net sales during the three months ended March 31, 2020 as compared to 2019.

The loss from operations in the EMEAI segment for the three months ended March 31, 2020 was $3.1 million as compared to income from operations of $12.1 million in the same period in 2019. The decrease was primarily driven by increased warranty costs at our second Turkey plant, the decreased wind blade production at our two Turkey plants and the increased startup costs at our India plant and transition costs at our second Turkey plant, partially offset by the favorable impact on cost of goods sold of the fluctuation of the U.S. dollar relative to the Turkish Lira and Euro of 5.7% for the three months ended March 31, 2020 as compared to 2019.

Liquidity and Capital Resources

As a result of the uncertainty relating to: (i) the rapidly evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations, we are managing our liquidity to ensure our long-term viability until the COVID-19 pandemic abates.  During the three months ended March 31, 2020, we drew down $50.0 million under our Credit Agreement and an additional $30.0 million in April 2020. In addition, in March 2020, we entered into two unsecured credit facilities with two Turkish financial institutions resulting in aggregate net proceeds of $16.6 million and availability of $5.5 million.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital, debt service costs and warranty costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings on financing arrangements of $64.9 million for the three months ended March 31, 2020 as compared to net borrowings on financing arrangements of $17.1 million in the comparable period of 2019. As of March 31, 2020 and December 31, 2019, we had $207.0 million and $142.1 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of March 31, 2020, we had an aggregate of $158.4 million of remaining capacity and $67.9 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased as well as the increased level of transitions. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At March 31, 2020 and December 31, 2019, we had unrestricted cash, cash equivalents and short-term investments totaling $109.5 million and $70.3 million, respectively. The March 31, 2020 balance includes $37.9 million of cash located outside of the United States, including $21.1 million in Turkey, $11.5 million in China, $3.5 million in India, $1.6 million in Mexico and $0.2 million in other countries. In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.5 million as of December 31, 2019) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2019, the amount of the surplus reserve fund was $6.6 million.

Operating Cash Flows

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net loss	$(492)	$(12,104)
Depreciation and amortization	11,028	10,659
Realized loss on sale of assets and asset impairments	1,918	2,235
Restructuring charges	117	—
Share-based compensation expense	2,942	985
Other non-cash items	56	51
Changes in assets and liabilities	(13,001)	(13,917)
Net cash provided by (used in) operating activities	$2,568	$(12,091)

Net cash provided by operating activities totaled $2.6 million for the three months ended March 31, 2020 and was primarily the result of a $13.0 million in net changes in working capital and a $0.5 million net loss, mostly offset by $11.0 million of depreciation and amortization, $2.9 million of share-based compensation expense and a $1.9 million realized loss on sale of assets and asset impairments. The key components of the net changes in working capital include a $32.6 million increase in contract assets and liabilities, a $17.6 million decrease in accounts payable and accrued expenses, a $17.4 million increase in other noncurrent assets, a $4.6 million increase in prepaid expenses and a $3.5 million increase in inventories. These decreases were mostly offset by a $50.3 million decrease in accounts receivable, a $4.6 million decrease in other current assets, a $3.9 million increase in accrued warranty, a $2.0 million decrease in operating lease right of use assets and operating lease liabilities and a $1.9 million increase in other noncurrent liabilities. The changes in contract assets and liabilities, accounts receivable, accounts payable and accrued expenses and accrued warranty are primarily the result of the timing of production in the period.

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

Investing Cash Flows

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Purchases of property, plant and equipment	$(26,983)	$(18,709)
Net cash used in investing activities	$(26,983)	$(18,709)

Net cash used in investing activities totaled $27.0 million and $18.7 million for the three months ended March 31, 2020 and 2019, respectively, driven primarily by capital expenditures for new facilities and expansion or improvements at existing facilities. The capital expenditures for the three months ended March 31, 2020 primarily related to our new manufacturing facilities in Chennai, India and Yangzhou, China, our second manufacturing facility in Turkey and continued investments in our other existing facilities. The capital expenditures for the three months ended March 31, 2019 primarily related to our new manufacturing facility in Yangzhou, China, our second manufacturing facility in Turkey, our new tooling facility and the expansion of one of our blade manufacturing facilities in Juárez, Mexico and continued investments in our other existing facilites.

We anticipate fiscal year 2020 capital expenditures of between $80 million to $90 million and we estimate that the cost that we will incur after March 31, 2020 to complete our current projects in process will be approximately $16.4 million. We are deferring non-critical capital expenditures in light of the COVID-19 uncertainty. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India, the continued investment in our existing Tukey, Mexico and China facilities as well as in our pilot line in Warren, Rhode Island.

Financing Cash Flows

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Proceeds from revolving loans	$50,000	$6,000
Net proceeds (repayments) of accounts receivable financing	(101)	13,208
Proceeds from working capital loans	—	2,228
Principal repayments of finance leases	(1,492)	(2,929)
Net proceeds (repayments) of other debt	16,505	(1,445)
Debt issuance costs	(183)	—
Proceeds from exercise of stock options	812	4,572
Repurchase of common stock including shares withheld in lieu of income taxes	(459)	(559)
Net cash provided by financing activities	$65,082	$21,075

The net cash provided by financing activities totaled $65.1 million for the three months ended March 31, 2020 compared to $21.1 million of net cash provided by financing activities in the comparable period of 2019. Net cash provided by financing activities for the three months ended March 31, 2020 primarily reflects the net proceeds from revolving loans and other growth-related debt, partially offset by principal repayments of finance leases. Net cash provided by financing activities for the three months ended March 31, 2019 primarily reflects the net proceeds from accounts receivable financing and revolving loans, proceeds from the exercise of stock options and proceeds from working capital loans, partially offset by principal repayments of finance leases and other debt.

Share Repurchases

During the three months ended March 31, 2020, we repurchased 26,099 shares of our common stock for $0.5 million related to tax withholding requirements on restricted stock units which vested during the period.

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

In connection with the Credit Agreement, in the second quarter of 2018 we expensed $2.0 million of deferred financing costs associated with the previous credit agreement and a $1.4 million prepayment penalty within the caption “Loss on extinguishment of debt” in the condensed consolidated statement of operations. In addition, we incurred debt issuance costs related to the Credit Agreement totaling $1.0 million which will be amortized to interest expense over the five-year term of the Credit Agreement using the effective interest method.

Interest accrues at a variable rate equal to LIBOR plus a margin of 1.50% (2.4% as of March 31, 2020), which may vary based on our total net leverage ratio as defined in the Credit Agreement. Interest is paid monthly and we are not obligated to make any principal repayments prior to the maturity date provided we are not in default under the Credit Agreement. We may prepay the borrowings under the Credit Agreement without penalty.

In April 2018, we also entered into an interest rate swap arrangement to fix a notional amount of $75.0 million of the Credit Agreement at an effective interest rate of 4.2% for a period of five years. See Note 1, Summary of Operations and Significant Accounting Policies - Financial Instruments, for more details on this interest rate swap arrangement.

In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. All other material terms and conditions of the Credit Agreement remained the same.  In connection with this Incremental Facility Agreement,  we incurred additional debt issuance costs totaling $0.2 million which will be amortized to interest expense over the remaining term of the Credit Agreement using the effective interest method.

As of March 31, 2020 and December 31, 2019, there was $162.4 million and $112.4 million outstanding under the Credit Agreement, respectively.

Due to the revolving credit facility’s variable interest rate of LIBOR plus a competitive spread, we estimate that fair-value approximates the face value of these notes.

As a result of the uncertainty relating to: (i) the rapidly evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations, we are managing our liquidity to ensure our long-term viability until the COVID-19 pandemic abates.  During the three months ended March 31, 2020, we drew down $50.0 million under our Credit Agreement and an additional $30.0 million in April 2020.

Accounts Receivable, Secured and Unsecured Financing:

EMEAI: During 2014, we renewed a general credit agreement, as amended, with a financial institution in Turkey to provide up to 21.0 million Euro of short-term collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest originally accrued annually at a fixed rate of 9.1% and was paid quarterly. In December 2014, and later amended, we obtained an additional $8.0 million of unsecured financing in Turkey under the credit agreement, with interest accruing annually at a fixed rate of 5.0% and payable at the end of the term when the loan is repaid. All other credit agreement terms remained the same. The credit agreement does not have a maturity date, however the limits are reviewed in September of each year. During the fourth quarter of 2018, we replaced the accounts receivable financing facility with the accounts receivable assignment agreement discussed below. As of March 31, 2020 and December 31, 2019, there were no amounts outstanding under the unsecured financing facility.

In 2014, we entered into a credit agreement with a Turkish financial institution to provide up to $16.0 million of short-term financing of which $10.0 million is collateralized financing on invoiced accounts receivable of one of our customers in Turkey, $5.0 million is unsecured financing and $1.0 million is related to letters of guarantee. Interest accrues at a variable rate of the three month Euro Interbank Offered Rate (EURIBOR) plus 6.5%. During the first quarter of 2018, the collateralized financing on invoiced accounts receivables and unsecured financing facilities were retired and the letters of guarantee limit was adjusted, later amended to 1.4 million Euro (approximately $1.5 million as of March 31, 2020). No amounts were outstanding under this letter of guarantee agreement as of March 31, 2020 and December 31, 2019.

In 2016, we entered into a general credit agreement, as amended, with a Turkish financial institution to provide up to 39.0 million Euro (approximately $43.1 million as of March 31, 2020) of short-term financing of which 28.0 million Euro (approximately $31.0 million as of March 31, 2020) is collateralized financing based on invoiced accounts receivables of one of our customers in Turkey, 10.0 million Euro (approximately $11.0 million as of March 31, 2020) for the collateralized financing of capital expenditures and 1.0 million Euro (approximately $1.1 million as of March 31, 2020) related to letters of guarantee. Interest on the collateralized financing based on invoiced accounts receivables of one of our customers in Turkey accrues at a fixed rate of 2.0% as of March 31, 2020 and is paid quarterly with a maturity date equal to four months from the applicable invoice date. Interest on the collateralized capital expenditures financing accrues at the one month EURIBOR plus 6.75% (6.75% as of March 31, 2020) with monthly principal repayments beginning in October 2017 with a final maturity date of December 2021. Interest on the letters of guarantee accrues at 2.00% annually with an amended final maturity date of July 2020. As of March 31, 2020 and December 31, 2019, there was $6.8 million and $7.9 million outstanding under the collateralized financing of capital expenditures line, respectively. Additionally, as of March 31, 2020 and December 31, 2019, there was $3.7 million and $3.8 million, respectively, outstanding under the collateralized financing based on invoiced accounts receivables.

In the fourth quarter of 2018, we entered into a credit agreement, as amended, with a Turkish financial institution to provide up to 118.6 million Turkish Lira (approximately $18.2 million as of March 31, 2020) of collateralized financing on invoiced accounts receivable of one of our customers in Turkey. Interest accrued at a fixed rate of 3.9% and was to be paid quarterly. The credit agreement did not have a maturity date, however the limit would be reviewed in October of each year. In September 2019 this credit agreement was cancelled. Subsequently, in the first quarter of 2020, as a replacement to the original credit agreement, we entered into an unsecured financing facility with the same Turkish financial institution to provide up to 64.0 million Turkish Lira (approximately $9.8 million as of March 31, 2020). Interest accrues at a fixed rate of 2.5% and is to be paid quarterly. The credit agreement does not have a maturity date, however the limit would be reviewed in October of each year. All of the other terms of the original credit agreement remained the same.

In the fourth quarter of 2019, we entered into a credit agreement with a Turkish financial institution to provide up to 10.0 million Euro (approximately $11.0 million as of March 31, 2020) of unsecured financing. Interest accrues at a fixed rate of 3.75% and is payable at the end of the term when the loan is repaid. As of March 31, 2020, there was $1.1 million outstanding under this credit agreement. No amounts were outstanding under this agreement as of December 31, 2019.

In the first quarter of 2020, we entered into a credit agreement with a Turkish financial institution to provide up to 15.0 million Euro (approximately $16.6 million as of March 31, 2020) of unsecured financing. Interest accrues at a fixed rate of 2.25% and is payable at the end of the term when the loan is repaid. As of March 31, 2020, there was $16.6 million outstanding under this credit agreement.

In the first quarter of 2020, we entered into a credit agreement with a Turkish financial institution to provide up to 5.0 million Euro (approximately $5.5 million as of March 31, 2020) of unsecured financing. Interest accrues at a fixed rate of 3.5% and is payable at the end of the term when the loan is repaid. As of March 31, 2020, there were no amounts outstanding under this credit agreement.

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

In August 2019, we entered into a credit agreement with a Chinese financial institution to provide an unsecured credit line of up to 315.0 million Renminbi (approximately $44.5 million as of March 31, 2020) related to two of our China facilities which can be used for the purpose of issuing customs letters of guarantee and covering the related deposits on such letters of guarantee, project financing and certain other transactions approved by the lender. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% as of March 31, 2020) and can be paid monthly, quarterly or at the time of the debt’s maturity (August 2021). As of March 31, 2020, there were 10.1 million Renminbi (approximately $1.4 million) of letters of guarantee and related deposits used for customs clearance outstanding. As of December 31, 2019, there were 25.7 million Renminbi (approximately $3.7 million) of letters of guarantee and related deposits used for customs clearance outstanding.

In March 2018, we entered into a credit agreement, as amended, with a Chinese financial institution to provide an unsecured credit line of up to 100.0 million Renminbi (approximately $14.1 million as of March 31, 2020) which can be used as customs letters of guarantee. Interest on the credit line accrues at the Chinese central bank interest rate plus an applicable margin (4.8% at March 31, 2020) and can be paid monthly, quarterly or at the time of the debt’s maturity (in March 2023).  As of March 31, 2020, there were 71.9 million Renminbi (approximately $10.1 million) of letters of guarantee used for customs clearance outstanding. As of December 31, 2019, there were 71.9 million Renminbi (approximately $10.3 million) of letters of guarantee used for customs clearance outstanding.

Equipment Leases and Other Arrangements: We have entered into certain finance lease, sale-leaseback and equipment financing arrangements in the U.S., Mexico and EMEAI for equipment used in our operations as well as for office use. These leases bear interest at rates ranging from 3.0% to 9.0% annually, and principal and interest are payable monthly. As of March 31, 2020 and December 31, 2019, there was an aggregate total of $16.3 million and $17.9 million outstanding under these arrangements, respectively.

Operating Leases: We lease various facilities and equipment under non-cancelable operating lease agreements. As of March 31, 2020, we leased a total of approximately 6.8 million square feet in Dafeng, China; Yangzhou, China; Chennai, India; Izmir, Turkey; Kolding, Denmark; Berlin, Germany, Newton, Iowa; Juárez, Mexico; Matamoros, Mexico; Santa Teresa, New Mexico; Warren, Rhode Island, as well as our corporate office in Scottsdale, Arizona. The terms of these leases range from 12 months to 180 months with annual payments approximating $30 million for the full year 2020.

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

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse revolving basis, up to 15.0 million Euro (approximately $16.6 million as of March 31, 2020) of the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 2.65%. During the first quarter of 2020, this program was discontinued by the financial institution.

In the fourth quarter of 2018, our EMEAI segment entered into an accounts receivable assignment agreement with a financial institution. Under this agreement, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to one of our EMEAI segment’s customers at a discount calculated based on EURIBOR plus 0.75%.

In the first quarter of 2019, our Asia and Mexico segments entered into separate accounts receivable purchase agreements, as amended, with a financial institution. Under these agreements, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time up to $60.0 million of a customer’s accounts receivable amounts in our Asia segment and up to $50.0 million of a customer’s accounts receivable amounts in our Mexico segment at a discount calculated based on the three month LIBOR plus 1.0% and the number of days from the date of purchase to maturity.

In the second quarter of 2019, our Asia segment entered into an accounts receivable purchase agreement, as amended, with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time up to $45.0 million of a customer’s accounts receivable amounts in our Asia segment at a discount calculated based on the three month LIBOR plus 1.0% and the number of days from the date of purchase to maturity.

In the fourth quarter of 2019, our Asia segment entered into an accounts receivable purchase agreement, as amended, with a financial institution. Under this agreement, the financial institution may buy, on a non-recourse basis, and hold outstanding at any time an unlimited amount of a customer’s accounts receivable amounts in our Asia segment at a discount calculated based on a fixed rate of 4.05% and the number of days from the date of purchase to maturity.

As the receivables are purchased by the financial institutions under the agreements as described in the preceding paragraphs, the receivables were removed from our balance sheet. During the three months ended March 31, 2020, $224.2 million of receivables were sold under the accounts receivable assignment agreements described above.

Critical Accounting Policies and Estimates

There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1, Recently Issued Accounting Pronouncements to our condensed consolidated financial statements.

Contractual Obligations

During the three months ended March 31, 2020, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $4.9 million for the three months ended March 31, 2020.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 40% of the resin and resin systems we use are purchased under contracts controlled by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $2.7 million for the three months ended March 31, 2020. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

Interest Rate Risk. As of March 31, 2020, our EMEAI segment has one general credit agreement with a Turkish financial institution which is tied to EURIBOR. This agreement had collateralized financing of capital expenditures outstanding as of March 31, 2020 of $6.8 million. In addition, as of March 31, 2020, our Credit Agreement includes interest on the unhedged principal amount of $87.4 million which is tied to LIBOR. The EMEAI and our Credit Agreement noted above are the only variable rate debt that we had outstanding as of March 31, 2020 as all remaining working capital loans, accounts receivable financing, unsecured financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of March 31, 2020, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2020 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K, which could materially affect our business, financial condition, and/or future results.

Our business, operations and financial condition have been adversely affected by the COVID-19 pandemic and we cannot estimate the duration and magnitude of the COVID-19 pandemic on our business, operations and financial condition at this time.

The COVID-19 pandemic has adversely affected our business and operations for the quarter ended March 31, 2020 due primarily to reduced production levels at our China manufacturing facilities. Although our manufacturing facilities in China, Turkey and Rhode Island have now returned to normal production levels, several of our other manufacturing facilities have been required to temporarily suspend production or operate at reduced production levels due primarily to certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates. Our manufacturing facilities in India and Matamoros, Mexico are operating at limited production levels, our manufacturing facilities in Juárez, Mexico are temporarily shutdown and our manufacturing facility in Iowa restarted production at a limited production level on May 6, 2020 after a temporarily shutdown. In addition, although we currently have not experienced any significant disruptions in our global supply chain due to the COVID-19 pandemic, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists. As a result of the uncertainty relating to: (i) the rapidly evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations, we cannot predict how long we will be required to continue to operate at reduced production levels across many of our manufacturing facilities.  We also cannot quantify the total impact of the COVID-19 pandemic on our business, results of operations and financial condition for the balance of 2020 in light of such uncertainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended March 31, 2020 from certain employees who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January (January 1 - January 31)	—	$—	—	—
February (February 1 - February 29)	—	—	—	—
March (March 1 - March 31)	26,099	17.61	—	—
Total	26,099	$17.61	—	—

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)

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

TPI COMPOSITES, INC.

Date: May 7, 2020	By:	/s/ Bryan Schumaker
Bryan Schumaker
Chief Financial Officer
(Principal Financial and Accounting Officer)