Form 10-Q
period 2020-09-30
TPI COMPOSITES, INC
filed 2020-11-05
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 35,740,796 shares of common stock outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to update any forward-looking statement to reflect events or developments after the date on which the statement is made or to reflect the occurrence of unanticipated events except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$149,422	$70,282
Restricted cash	1,987	992
Accounts receivable	149,985	184,012
Contract assets	211,569	166,515
Prepaid expenses	15,950	10,047
Other current assets	21,794	29,843
Inventories	14,569	6,731
Total current assets	565,276	468,422
Property, plant, and equipment, net	210,024	205,007
Operating lease right of use assets	168,590	122,351
Other noncurrent assets	41,794	30,897
Total assets	$985,684	$826,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$310,344	$293,104
Accrued warranty	53,596	47,639
Current maturities of long-term debt	35,788	13,501
Current operating lease liabilities	25,569	16,629
Contract liabilities	2,010	3,008
Total current liabilities	427,307	373,881
Long-term debt, net of debt issuance costs and current maturities	201,780	127,888
Noncurrent operating lease liabilities	165,551	113,883
Other noncurrent liabilities	9,594	5,975
Total liabilities	804,232	621,627
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 35,916 shares issued and 35,740 shares outstanding at September 30, 2020 and 100,000 shares authorized, 35,326 shares issued and 35,181 shares outstanding at December 31, 2019	359	353
Paid-in capital	338,355	322,906
Accumulated other comprehensive loss	(37,946)	(23,612)
Accumulated deficit	(114,900)	(90,689)
Treasury stock, at cost, 176 shares at September 30, 2020 and 145 shares at December 31, 2019	(4,416)	(3,908)
Total stockholders’ equity	181,452	205,050
Total liabilities and stockholders’ equity	$985,684	$826,677

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net sales	$474,113	$383,836	$1,204,566	$1,014,387
Cost of sales	425,064	335,778	1,141,183	904,135
Startup and transition costs	8,576	22,127	31,530	63,206
Total cost of goods sold	433,640	357,905	1,172,713	967,341
Gross profit	40,473	25,931	31,853	47,046
General and administrative expenses	9,263	10,608	25,646	27,801
Realized loss on sale of assets and asset impairments	2,160	3,354	5,518	10,561
Restructuring charges (reversals), net	45	(149)	343	3,725
Income from operations	29,005	12,118	346	4,959
Other income (expense):
Interest income	15	43	55	125
Interest expense	(3,108)	(2,130)	(7,464)	(6,403)
Realized gain (loss) on foreign currency remeasurement	(17,127)	3,719	(18,095)	(1,050)
Miscellaneous income	1,259	517	2,893	2,235
Total other income (expense)	(18,961)	2,149	(22,611)	(5,093)
Income (loss) before income taxes	10,044	14,267	(22,265)	(134)
Income tax benefit (provision)	32,338	(18,838)	(1,946)	(14,713)
Net income (loss)	$42,382	$(4,571)	$(24,211)	$(14,847)

Weighted-average common shares outstanding:
Basic	35,546	35,131	35,354	35,024
Diluted	37,423	35,131	35,354	35,024

Net income (loss) per common share:
Basic	$1.19	$(0.13)	$(0.68)	$(0.42)
Diluted	$1.13	$(0.13)	$(0.68)	$(0.42)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$42,382	$(4,571)	$(24,211)	$(14,847)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,662)	(895)	(13,175)	(3,765)
Unrealized gain (loss) on hedging derivatives, net of taxes of $(1,100), $202, $0, and $967, respectively	2,961	(754)	(1,159)	(3,635)
Comprehensive income (loss)	$43,681	$(6,220)	$(38,545)	$(22,247)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2020

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2019	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050
Net loss	—	—	—	—	(492)	—	(492)
Share-based compensation expense	—	—	2,970	—	—	—	2,970
Issuances under share-based compensation plan	109	1	861	—	—	—	862
Common stock repurchased for treasury	—	—	—	—	—	(459)	(459)
Other comprehensive loss	—	—	—	(16,893)	—	—	(16,893)
Balance at March 31, 2020	35,435	354	326,737	(40,505)	(91,181)	(4,367)	191,038
Net loss	—	—	—	—	(66,101)	—	(66,101)
Share-based compensation expense	—	—	2,186	—	—	—	2,186
Issuances under share-based compensation plan	81	1	510	—	—	—	511
Common stock repurchased for treasury	—	—	—	—	—	(49)	(49)
Other comprehensive income	—	—	—	1,260	—	—	1,260
Balance at June 30, 2020	35,516	355	329,433	(39,245)	(157,282)	(4,416)	128,845
Net income	—	—	—	—	42,382	—	42,382
Share-based compensation expense	—	—	2,434	—	—	—	2,434
Issuances under share-based compensation plan	395	4	6,488	—	—	—	6,492
Other comprehensive income	—	—	—	1,299	—	—	1,299
Balance at September 30, 2020	35,911	$359	$338,355	$(37,946)	$(114,900)	$(4,416)	$181,452

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

(Unaudited)

	Nine Months Ended September 30, 2019

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
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

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(24,211)	$(14,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,675	27,732
Realized loss on sale of assets and asset impairments	5,518	10,561
Restructuring charges, net	343	3,725
Share-based compensation expense	7,947	4,604
Amortization of debt issuance costs	237	155
Deferred income taxes	(9,375)	3,296
Changes in assets and liabilities:
Accounts receivable	27,723	15,583
Contract assets and liabilities	(48,185)	(55,952)
Operating lease right of use assets and operating lease liabilities	14,370	3,511
Inventories	(7,986)	(6,044)
Prepaid expenses	(6,066)	(10,419)
Other current assets	7,827	(10,296)
Other noncurrent assets	338	(5,178)
Accounts payable and accrued expenses	19,167	82,421
Accrued warranty	5,957	11,517
Other noncurrent liabilities	3,586	2,366
Net cash provided by operating activities	33,865	62,735
Cash flows from investing activities:
Purchases of property, plant and equipment	(53,428)	(59,092)
Acquisition of a business	—	(1,102)
Net cash used in investing activities	(53,428)	(60,194)
Cash flows from financing activities:
Proceeds from revolving loans	80,000	16,000
Repayments of revolving loans	(7,199)	—
Net repayments of accounts receivable financing	(3,979)	(5,415)
Proceeds from working capital loans	—	3,535
Repayments of working capital loans	—	(2,828)
Principal repayments of finance leases	(4,592)	(7,621)
Net proceeds (repayments) of other debt	32,311	(3,919)
Debt issuance costs	(730)	—
Proceeds from exercise of stock options	7,124	4,726
Repurchase of common stock including shares withheld in lieu of income taxes	(508)	(2,120)
Net cash provided by financing activities	102,427	2,358
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(3,204)	(115)
Net change in cash, cash equivalents and restricted cash	79,660	4,784
Cash, cash equivalents and restricted cash, beginning of year	71,749	89,376
Cash, cash equivalents and restricted cash, end of period	$151,409	$94,160

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$6,871	$6,397
Cash paid for income taxes, net of refunds	11,642	15,033
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	67,705	12,205
Property, plant, and equipment obtained in exchange for new finance lease liabilities	131	5,122
Accrued capital expenditures in accounts payable	7,769	6,594

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	September 30,	December 31,	September 30,	December 31,
	2020	2019	2019	2018
	(in thousands)
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$149,422	$70,282	$92,085	$85,346
Restricted cash	1,987	992	1,600	3,555
Restricted cash included within other noncurrent assets	—	475	475	475
Condensed Consolidated Statements Of Cash Flows
Total cash, cash equivalents and restricted cash	$151,409	$71,749	$94,160	$89,376

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2020, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full years. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Adopted in 2020

Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The new standard is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held at each reporting date.

This standard was effective for all public business entities for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020 and it did not have a material effect on our condensed consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements in Topic 820.

This standard was effective for all public business entities for annual and interim periods beginning after December 15, 2019, with early adoption permitted. We adopted this standard on January 1, 2020 and it did not have a material effect on our condensed consolidated financial statements.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022.

We are currently evaluating our contracts and the optional expedients provided by the new standard.

Note 2. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Significant Accounting Policies – Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended September 30, 2020
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$37,272	$158,120	$153,575	$101,168	$450,135
Precision molding and assembly systems sales	—	4,451	6,090	—	10,541
Transportation sales	6,206	—	801	—	7,007
Other sales	3,321	887	1,097	1,125	6,430
Total net sales	$46,799	$163,458	$161,563	$102,293	$474,113

	Three Months Ended September 30, 2019
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$25,857	$98,406	$111,855	$116,084	$352,202
Precision molding and assembly systems sales	1,479	8,915	4,655	—	15,049
Transportation sales	8,061	—	—	—	8,061
Other sales	5,246	793	1,180	1,305	8,524
Total net sales	$40,643	$108,114	$117,690	$117,389	$383,836

	Nine Months Ended September 30, 2020
	U.S.	Asia	Mexico	EMEAI	Total
	(in thousands)
Wind blade sales	$99,514	$385,536	$346,954	$302,531	$1,134,535
Precision molding and assembly systems sales	—	13,088	11,110	—	24,198
Transportation sales	27,424	—	1,374	—	28,798
Other sales	9,371	1,889	3,795	1,980	17,035
Total net sales	$136,309	$400,513	$363,233	$304,511	$1,204,566

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2020	2019	$ Change
	(in thousands)
Gross contract assets	$214,586	$170,973	$43,613
Less: reclassification from contract liabilities	(3,017)	(4,458)	1,441
Contract assets	$211,569	$166,515	$45,054

	September 30,	December 31,
	2020	2019	$ Change
	(in thousands)
Gross contract liabilities	$5,027	$7,466	$(2,439)
Less: reclassification to contract assets	(3,017)	(4,458)	1,441
Contract liabilities	$2,010	$3,008	$(998)

Contract assets increased by $45.1 million from December 31, 2019 to September 30, 2020 due to incremental unbilled production, which includes materials acquired under long-term contracts, during the nine months ended September 30, 2020. Contracts liabilities decreased by $1.0 million from December 31, 2019 to September 30, 2020 due to the revenue earned related to precision molding and assembly systems and wind blades being produced exceeding the amounts billed to customers in the nine months ended September 30, 2020.

For the three and nine months ended September 30, 2020, we recognized no revenue and $3.0 million of revenue, respectively, related to precision molding and assembly systems and wind blades, which were included in the corresponding contract liability balance at the beginning of the period.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of September 30, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $3.8 billion. We estimate that we will recognize these remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2020	$448,348	11.9%
2021	1,609,674	42.5%
2022	1,095,947	29.0%
2023	554,245	14.6%
2024	75,954	2.0%
Total remaining performance obligations	$3,784,168	100.0%

The transaction price allocated to the remaining performance obligations excludes approximately $178.0 million of variable consideration over the contractual guaranteed minimum volume obligations under current contracts with customers which has been constrained primarily due to uncertainty associated with production volume during the remaining term of the agreements. We estimate the constraint will be resolved in subsequent periods when our customers provide additional information relevant to forecasted future production.

For the three and nine months ended September 30, 2020, net revenue recognized from our performance obligations satisfied in previous periods increased by $14.8 million and $15.4 million, respectively, as compared to decreases of $3.5 million and $16.0 million, respectively, in the same periods of 2019. The current year increase primarily related to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 13, Concentration of Customers.

The COVID-19 pandemic adversely impacted our operations and results of operations for the nine months ended September 30, 2020 due to reduced production levels at a majority of our manufacturing facilities primarily during the first and second quarters of 2020 as a result of certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates. By the end of the second quarter of 2020, most of our manufacturing facilities had returned to operating at or near normal production levels. For the third quarter of 2020, the COVID-19 pandemic did not have a material adverse impact on our operations and results of operations.

However, several of our manufacturing facilities are operating in regions with high levels of reported COVID-19 positive cases.  As such, we may be required to reinstate temporary production suspensions or volume reductions at these manufacturing facilities or at our other manufacturing facilities to the extent there is a resurgence of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2020 and 2019. U.S. money market accounts are not guaranteed by the FDIC. At September 30, 2020 and December 31, 2019, we had $76.0 million and $45.8 million, respectively, of cash in bank deposit and money market accounts in U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At September 30, 2020, this included $47.2 million in China, $18.8 million in Turkey, $6.2 million in India, $1.0 million in Mexico and $0.2 million in other countries. We have

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

not experienced losses in these accounts. In addition, at September 30, 2020, we had short-term deposits in interest bearing accounts of $1.7 million in the U.S., and $0.3 million in China, which are reported as restricted cash in our condensed consolidated balance sheets.

Note 4. Accrued Warranty

We provide a limited warranty for our wind blades and related precision molding and assembly systems, including materials and workmanship, with terms and conditions that vary depending on the product sold, generally for periods that range from two to five years. We also provide a limited warranty for our transportation products, including materials and workmanship, with terms and conditions that vary depending on the product sold, generally for a period of approximately two years. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is generally reversed against the current year warranty expense amount. As of September 30, 2020, a change in the estimated warranty accrual rate of 1% across all products would change the warranty accrual by approximately $39.5 million.

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Warranty accrual at beginning of period	$56,772	$42,834	$47,639	$36,765
Accrual during the period	5,963	7,390	14,337	18,413
Cost of warranty services provided during the period	(10,895)	36	(19,377)	(2,409)
Changes in estimate for pre-existing warranties, including expirations during the period	1,756	(1,978)	10,997	(4,487)
Warranty accrual at end of period	$53,596	$48,282	$53,596	$48,282

Note 5. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Senior revolving loan—U.S.	$185,215	$112,414
Accounts receivable financing—EMEAI	—	3,805
Unsecured financing—EMEAI	34,743	—
Equipment financing—EMEAI	5,165	7,903
Equipment finance lease—U.S.	147	288
Equipment finance lease—EMEAI	4,488	5,732
Equipment finance lease—Mexico	8,975	11,919
Total debt - principal	238,733	142,061
Less: Debt issuance costs	(1,165)	(672)
Total debt, net of debt issuance costs	237,568	141,389
Less: Current maturities of long-term debt	(35,788)	(13,501)
Long-term debt, net of debt issuance costs and current maturities	$201,780	$127,888

Senior Revolving Loan - U.S.:

In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

increased from $150.0 million to $205.0 million. All borrowings and amounts outstanding under the Credit Agreement are scheduled to mature in April 2023.

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

Unsecured Financing - EMEAI:

In the fourth quarter of 2019, we entered into a credit agreement with a Turkish financial institution to provide up to 100.0 million Turkish Lira (approximately $12.8 million as of September 30, 2020) of unsecured financing. Interest accrues at a fixed rate of 2.0% and is payable at the end of the term when the loan is repaid. The credit agreement does not have an expiration date, however the limits are reviewed in January of each year to establish available capacity. As of September 30, 2020, there was $3.5 million outstanding under this agreement. The amount outstanding was repaid in October 2020. No amounts were outstanding under this credit agreement as of December 31, 2019.

In the first quarter of 2020, we entered into a credit agreement, as amended, with a Turkish financial institution to provide up to $18.0 million of unsecured financing. Interest accrues at a fixed rate of 2.4% and is payable quarterly. The maturity date for amounts currently outstanding is March 2023. The credit agreement does not have an expiration date, however the limits are reviewed in December of each year to establish available capacity. As of September 30, 2020, there was $14.7 million outstanding under this credit agreement.

In the first quarter of 2020, we entered into a credit agreement with a Turkish financial institution to provide up to 5.0 million Euro (approximately $5.9 million as of September 30, 2020) of unsecured financing. Interest accrues at a fixed rate of 5.0% and is payable at the end of the term when the loan is repaid. The credit agreement does not have an expiration date, however the limits are reviewed in February of each year to establish available capacity. As of September 30, 2020, there were no amounts outstanding under this credit agreement.

In the second and third quarters of 2020, we amended an existing credit agreement with a Turkish financial institution to provide up to 31.0 million Euro (approximately $36.3 million as of September 30, 2020) of financing of which 11.0 million Euro (approximately $12.9 million as of September 30, 2020) is comprised of unsecured financing, letters of credit and other non-cash items and 20.0 million Euro (approximately $23.4 million as of September 30, 2020) related to an unsecured revolving credit facility. Interest on the 11.0 million Euro facility was determined based upon the term of the loan utilizing the one-month Euro Interbank Offered Rate (EURIBOR) plus 1.50% (1.50%) and was fully paid on the loan origination date. Interest on the 20.0 million Euro facility accrues at a fixed rate of 4.75% and is payable at the end of the term when the loan is repaid. The maturity date for amounts currently outstanding under the 11.0 million Euro facility is April 2021. The facilities do not have an expiration date, however the limits are reviewed in July of each year to establish available capacity. As of September 30, 2020, there was approximately 9.1 million Euro, or $10.7 million, outstanding under the 11.0 million Euro facility and none outstanding under the 20.0 million Euro facility.

In the third quarter of 2020, we amended an existing credit agreement with a Turkish financial institution to provide up to $21.0 million of unsecured financing. Interest on the unsecured financing accrues at a fixed rate of 3.0% and is payable at the end of the term when the loan is repaid. The maturity date for amounts currently outstanding is February 2021. The unsecured financing agreement does not have an expiration date, however the limits are reviewed in September of each year to establish available capacity. As of September 30, 2020, there was $5.8 million outstanding under the credit agreement.

Note 6. Share-Based Compensation Plans

During the nine months ended September 30, 2020, we issued to certain employees and non-employee directors an aggregate of 461,732 timed-based restricted stock units (RSUs), 122,752 performance-based restricted stock units (PSUs) that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2020 through December 31, 2022, and 198,826 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2022. All of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of the 2015 Plan and the applicable award agreement.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, during the nine months ended September 30, 2020, we issued 261,181 stock options to certain employees and non-employee directors.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of goods sold	$479	$(35)	$1,115	$313
General and administrative expenses	2,152	1,717	6,832	4,291
Total share-based compensation expense	$2,631	$1,682	$7,947	$4,604

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
RSUs	$1,262	$869	$3,399	$2,800
Stock options	700	225	2,952	955
PSUs	669	588	1,596	849
Total share-based compensation expense	$2,631	$1,682	$7,947	$4,604

Included in total share-based compensation expense for the nine months ended September 30, 2020 is $1.7 million of compensation expense associated with the modification of certain employee and non-employee awards during the nine month period. The modifications primarily provided for the extension of the post termination exercise period of outstanding stock options, resulting in a one-time charge in the nine months ended September 30, 2020.
Note 7. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Total operating lease cost	$9,546	$7,893	$27,265	$23,830

Finance lease cost
Amortization of assets under finance leases	$1,529	$1,749	$4,489	$4,970
Interest on finance leases	240	323	775	1,119
Total finance lease cost	$1,769	$2,072	$5,264	$6,089

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total lease liabilities as of September 30, 2020 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Current operating lease liabilities	$25,569	$—
Current maturities of long-term debt	—	5,855
Noncurrent operating lease liabilities	165,551	—
Long-term debt, net of debt issuance costs and current maturities	—	7,755
Total lease liabilities	$191,120	$13,610

As of September 30, 2020, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements were $42.7 million and $20.4 million, respectively. As of December 31, 2019, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements were $45.0 million and $17.0 million, respectively.

Future minimum lease payments under noncancelable leases as of September 30, 2020 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2020	$8,413	$1,317
2021	35,295	6,544
2022	32,796	5,763
2023	31,010	865
2024	27,787	222
Thereafter	130,592	7
Total future minimum lease payments	265,893	14,718
Less: interest	(74,773)	(1,108)
Total lease liabilities	$191,120	$13,610

Other information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,308	$22,977
Operating cash flows from finance leases	775	1,119
Financing cash flows from finance leases	4,592	7,621

Right of use assets obtained in exchange for new lease obligations:
Operating leases	67,705	12,205
Finance leases	131	5,122

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	December 31,
	2020	2019
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.9	7.6
Finance leases	2.5	3.2

Weighted-Average Discount Rate:
Operating leases	7.9%	7.5%
Finance leases	6.4%	6.4%

As of September 30, 2020, there were no additional leases related to new manufacturing facilities that have not yet commenced.

Note 8. Financial Instruments

Interest Rate Swap

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with our credit agreement (the Credit Agreement) that we entered into in April 2018. We do not use such swap contracts for speculative or trading purposes.

To partially offset the variability of future interest payments on the Credit Agreement arising from changes in LIBOR, in April 2018, we entered into an interest rate swap agreement with a financial institution for a notional amount of $75.0 million with an expiration date of April 2023. This interest rate swap effectively hedges $75.0 million of the future variable rate LIBOR interest expense converting it to a fixed rate interest expense. The derivative instrument qualified for accounting as a cash flow hedge in accordance with FASB Accounting Standard Codification (ASC) Topic 815, Derivatives and Hedging, and we designated it as such.

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

We expect certain of our subsidiaries to have future cash flows that will be denominated in currencies other than the subsidiaries’ functional currencies. Changes in the exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact will cause fluctuations in the cash flows we expect to receive or pay when these cash flows are realized or settled. Accordingly, we enter into foreign exchange forward contracts to hedge a portion of these forecasted cash flows. As of September 30, 2020, these foreign exchange forward contracts hedge our forecasted cash flows for periods up to six months. These foreign exchange forward contracts qualified for accounting as cash flow hedges in accordance with ASC Topic 815, and we designated them as such.

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. For a detailed discussion of the fair value hierarchy, refer to the discussion in Note 1, Summary of Operations and Significant Accounting Policies – Fair Value of Financial Instruments, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

As of September 30, 2020 and December 31, 2019, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were 0.8 billion Mexican Pesos (approximately $32.2 million) and 1.1 billion Mexican Pesos (approximately $54.8 million), respectively.

The fair values and location of financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	September 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2020	2019
		(in thousands)
Interest rate swap	Other noncurrent liabilities	4,882	2,723
Foreign exchange forward contracts	Other current assets	1,696	820
Foreign exchange forward contracts	Accounts payable and accrued expenses	—	124

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For cash flow hedges, the gain or loss is reported as a component of accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity and reclassified into earnings in our condensed consolidated statements of operations in the same period or periods during which the hedged transaction affects earnings. The net income (loss) recognized in accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity for our foreign exchange forward contracts is expected to be recognized in Cost of Sales in our condensed consolidated statements of operations during the next six months. The gain or loss on our interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into Interest Expense in our condensed consolidated statements of operations in the period in which the hedged transaction affects earnings. As of September 30, 2020, no interest rate swaps originally designated for hedge accounting were de-designated or terminated. No ineffectiveness on our interest rate swaps was recognized as of September 30, 2020, and none is anticipated over the term of the agreement.

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

	Condensed	Three Months Ended		Nine Months Ended
Comprehensive Income	Consolidated Statement	September 30,		September 30,
(Loss) Component	of Operations Line Item	2020	2019	2020	2019
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$1,546	$—	$4,062	$—

Note 9. Income Taxes

Income taxes for the three and nine months ended September 30, 2020 were lower than for the corresponding periods ended September 30, 2019 primarily due to the impact of a change in the forecasted annual effective tax rates and the earnings mix by jurisdiction in 2020 as compared to 2019.  The forecasted effective tax rate for the current year differs from the U.S. statutory income tax rate primarily due to earnings in foreign jurisdictions with income tax rates that exceed the U.S. statutory income tax rate, losses incurred by an entity in a tax-free zone, and the establishment of a full valuation allowance on U.S. deferred items.

The Internal Revenue Service (IRS) issued final regulations in July 2020 to clarify Global Intangible Low Tax Income (GILTI) under the Tax Cuts and Jobs Act allowing us to make an annual election to exclude GILTI of our foreign subsidiaries with an effective tax rate greater than 90% of the U.S. corporate rate.  The impact for this change in legislation was offset by the establishment of a full valuation allowance in the U.S. during the quarter.

No additional changes in tax law occurred during the quarter which have a material impact on our income tax provision.

We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

Note 10. Net Income (Loss) Per Common Share Calculation

Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during a period. Diluted net income per common share is computed by giving effect to all potentially dilutive securities, unless there is a net loss for the period and/or performance-based awards which are not included until performance conditions are met. In computing diluted net income per common share, we use the treasury stock method. The table below reflects the

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

calculation of the weighted-average number of common shares outstanding, using the treasury stock method, used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Basic weighted-average shares outstanding	35,546	35,131	35,354	35,024
Effect of dilutive awards	1,877	—	—	—
Diluted weighted-average shares outstanding	37,423	35,131	35,354	35,024

Since there were net losses for the nine months ended September 30, 2020, approximately 1,400,000 potentially dilutive shares were excluded from the calculation. Additionally, since there were net losses for the three and nine months ended September 30, 2019, approximately 980,000 and 1,304,000 potentially dilutive shares were excluded from the calculation. In addition, the table below summarizes the approximate number of share-based compensation awards which were excluded from the computation of net income (loss) per common share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Anti-dilutive shares	1,000	27,000	33,000	14,000

Note 11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Nine Months Ended September 30, 2020

	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2019	$(22,012)	$(2,145)	$545	$(23,612)
Other comprehensive income (loss) before reclassifications	(9,223)	(2,550)	(6,936)	(18,709)
Amounts reclassified from AOCL	—	—	(222)	(222)
Net tax effect	—	535	1,503	2,038
Net current period other comprehensive income (loss)	(9,223)	(2,015)	(5,655)	(16,893)
Balance at March 31, 2020	(31,235)	(4,160)	(5,110)	(40,505)
Other comprehensive income (loss) before reclassifications	(2,290)	—	1,750	(540)
Amounts reclassified from AOCL	—	—	2,738	2,738
Net tax effect	—	—	(938)	(938)
Net current period other comprehensive income (loss)	(2,290)	—	3,550	1,260
Balance at June 30, 2020	(33,525)	(4,160)	(1,560)	(39,245)
Other comprehensive income (loss) before reclassifications	(1,662)	391	2,124	853
Amounts reclassified from AOCL	—	—	1,546	1,546
Net tax effect	—	(535)	(565)	(1,100)
Net current period other comprehensive income (loss)	(1,662)	(144)	3,105	1,299
Balance at September 30, 2020	$(35,187)	$(4,304)	$1,545	$(37,946)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2019

	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2018	$(14,986)	$594	$—	$(14,392)
Other comprehensive income (loss) before reclassifications	1,333	(2,291)	—	(958)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	481	—	481
Net current period other comprehensive income (loss)	1,333	(1,810)	—	(477)
Balance at March 31, 2019	(13,653)	(1,216)	—	(14,869)
Other comprehensive income (loss) before reclassifications	(4,203)	(1,355)	—	(5,558)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	284	—	284
Net current period other comprehensive income (loss)	(4,203)	(1,071)	—	(5,274)
Balance at June 30, 2019	(17,856)	(2,287)	—	(20,143)
Other comprehensive income (loss) before reclassifications	(895)	(395)	(561)	(1,851)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	84	118	202
Net current period other comprehensive income (loss)	(895)	(311)	(443)	(1,649)
Balance at September 30, 2019	$(18,751)	$(2,598)	$(443)	$(21,792)

Note 12. Commitments and Contingencies

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

Note 13. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of our total consolidated revenues are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
Vestas	$240,710	50.8%	$176,018	45.9%	$591,548	49.1%	$446,733	44.0%
GE	124,523	26.3%	96,312	25.1%	295,831	24.6%	272,859	26.9%
Nordex	53,182	11.2%	61,514	16.0%	168,697	14.0%	170,044	16.8%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2020	2019
Customer	% of Total	% of Total
Vestas	41.3%	41.9%
Nordex	32.4%	31.3%

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Segment Reporting

Our operating segments are defined geographically into four geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico and (4) Europe, the Middle East, Africa and India (EMEAI). For a detailed discussion of our operating segments, refer to the discussion in Note 1, Summary of Operations and Significant Accounting Policies – Basis of Presentation, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

Financial results are aggregated into these four reportable segments based on quantitative thresholds. All of our segments operate in their local currency, however a portion of the revenue attributable to our Asia and Mexico segments is derived in U.S. dollars because certain of our domestic subsidiaries are the contracting parties to the associated customer supply agreements.

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues by segment:
U.S.	$46,799	$40,643	$136,309	$122,129
Asia	163,458	108,114	400,513	261,531
Mexico	161,563	117,690	363,233	297,717
EMEAI	102,293	117,389	304,511	333,010
Total revenues	$474,113	$383,836	$1,204,566	$1,014,387
Revenues by geographic location (1):
U.S.	$46,799	$40,643	$136,309	$122,129
China	163,458	108,114	400,513	261,531
Mexico	161,563	117,690	363,233	297,717
Turkey and India	102,293	117,389	304,511	333,010
Total revenues	$474,113	$383,836	$1,204,566	$1,014,387
Income (loss) from operations:
U.S. (2)	$(6,360)	$(17,510)	$(33,991)	$(54,235)
Asia	25,779	13,448	49,343	4,779
Mexico	11,986	(4,954)	(1,106)	(1,258)
EMEAI	(2,400)	21,134	(13,900)	55,673
Total income from operations	$29,005	$12,118	$346	$4,959

	September 30,	December 31,
	2020	2019
	(in thousands)
Property, plant and equipment, net:
U.S.	$32,088	$36,410
Asia (China)	48,276	50,603
Mexico	80,601	81,654
EMEAI (Turkey and India)	49,059	36,340
Total property, plant and equipment, net	$210,024	$205,007

(1)	Revenues are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)

The losses from operations in our U.S. segment includes corporate general and administrative costs of $9.3 million and $10.6 million for the three months ended September 30, 2020 and 2019, respectively, and $25.6 million and $27.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers in the wind and transportation markets. We are headquartered in Scottsdale, Arizona and operate factories throughout the U.S., China, Mexico, Turkey, and India. We operate additional engineering development centers in Denmark and Germany.

Our business operations are defined geographically into four geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico and (4) Europe, the Middle East, Africa and India (EMEAI). See Note 14, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The COVID-19 pandemic adversely impacted our operations and results of operations for the nine months ended September 30, 2020 due to reduced production levels at our manufacturing facilities primarily during the first and second quarters of 2020 as a result of certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates. By the end of the second quarter of 2020, most of our manufacturing facilities had returned to operating at or near normal production levels. For the third quarter of 2020, the COVID-19 pandemic did not have a material adverse impact on our operations and results of operations.

Several of our manufacturing facilities are operating in regions with high levels of reported COVID-19 positive cases. As such, we may be required to reinstate temporary production suspensions or volume reductions at these manufacturing facilities or at our other manufacturing facilities to the extent there is a resurgence of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities.

We continue to manage our liquidity to ensure our long-term viability until the COVID-19 pandemic abates.  During the nine months ended September 30, 2020, we had net borrowings of $72.8 million under our Credit Agreement. In addition, during the nine months ended September 30, 2020, we entered into or amended four unsecured credit agreements with four Turkish financial institutions resulting in net borrowings of $31.2 million and current availability of $44.0 million.

For the three and nine months ended September 30, 2020, we estimate that our net sales were adversely impacted by approximately $8 million and $142 million, based upon 13 and 342 wind blade sets which we had forecasted to produce in those periods under non-cancellable purchase orders associated with our long-term contracts but were unable to do so as a result of the COVID-19 pandemic.

For the three and nine months ended September 30, 2020 we estimate that our net income and net loss was adversely impacted by approximately $2 million, net of taxes, and $21 million, net of taxes, based upon the forecasted gross margin on the forecasted wind blade sets which we were planning to produce in those periods but were unable to do so as a result of the COVID-19 pandemic. In addition, for the three and nine months ended September 30, 2020, we incurred approximately $4 million, net of taxes, and $11 million, net of taxes, of COVID-19 related costs associated with the health and safety of our associates and non-productive labor.

For the three and nine months ended September 30, 2020, we estimate that our Adjusted EBITDA was adversely impacted by approximately $8 million and $55 million, respectively, based upon the forecasted Adjusted EBITDA margin on the forecasted wind blade sets which we were planning to produce in those periods but were unable to do so as a result of the COVID-19 pandemic and COVID-19 related costs associated with the health and safety of our associates and non-productive labor.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial and operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K.

KEY FINANCIAL METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net sales	$474,113	$383,836	$1,204,566	$1,014,387
Net income (loss)	$42,382	$(4,571)	$(24,211)	$(14,847)
EBITDA (1)	$27,168	$26,302	$21,819	$33,876
Adjusted EBITDA (1)	$49,131	$27,470	$53,722	$53,816
Capital expenditures			$53,428	$59,092
Free cash flow (1)			$(19,563)	$3,643

	September 30,	December 31,
	2020	2019
	(in thousands)
Total debt, net of debt issuance costs	$237,568	$141,389
Net debt (1)	$(89,311)	$(71,779)

(1)

See below for a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net debt to net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$42,382	$(4,571)	$(24,211)	$(14,847)
Adjustments:
Depreciation and amortization	14,031	9,948	36,675	27,732
Interest expense (net of interest income)	3,093	2,087	7,409	6,278
Income tax provision (benefit)	(32,338)	18,838	1,946	14,713
EBITDA	27,168	26,302	21,819	33,876
Share-based compensation expense	2,631	1,682	7,947	4,604
Realized gain (loss) on foreign currency remeasurement	17,127	(3,719)	18,095	1,050
Realized loss on sale of assets and asset impairments	2,160	3,354	5,518	10,561
Restructuring charges (reversals), net	45	(149)	343	3,725
Adjusted EBITDA	$49,131	$27,470	$53,722	$53,816

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$33,865	$62,735
Less capital expenditures	(53,428)	(59,092)
Free cash flow	$(19,563)	$3,643

Net debt is reconciled as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$149,422	$70,282
Less total debt, net of debt issuance costs	(237,568)	(141,389)
Less debt issuance costs	(1,165)	(672)
Net debt	$(89,311)	$(71,779)

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Sets	1,038	858	2,556	2,236
Estimated megawatts	3,576	2,491	8,555	6,381
Utilization	93%	88%	78%	74%
Dedicated manufacturing lines	55	52	55	54
Manufacturing lines installed	54	48	54	48

Results of Operations

The following table summarizes our condensed consolidated statements of operations as a percentage of net sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.7	87.5	94.8	89.1
Startup and transition costs	1.8	5.7	2.6	6.3
Total cost of goods sold	91.5	93.2	97.4	95.4
Gross profit	8.5	6.8	2.6	4.6
General and administrative expenses	2.0	2.8	2.1	2.7
Realized loss on sale of assets and asset impairments	0.4	0.9	0.5	1.0
Restructuring charges (reversals), net	0.0	(0.1)	0.0	0.4
Income from operations	6.1	3.2	0.0	0.5
Total other income (expense)	(4.0)	0.5	(1.9)	(0.5)
Income (loss) before income taxes	2.1	3.7	(1.9)	0.0
Income tax benefit (provision)	6.8	(4.9)	(0.1)	(1.5)
Net income (loss)	8.9%	(1.2)%	(2.0)%	(1.5)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product for the three and nine months ended September 30, 2020 and 2019 :

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Wind blade sales	$450,135	$352,202	$97,933	27.8%	$1,134,535	$930,916	$203,619	21.9%
Precision molding and assembly systems sales	10,541	15,049	(4,508)	-30.0%	24,198	39,176	(14,978)	-38.2%
Transportation sales	7,007	8,061	(1,054)	-13.1%	28,798	20,717	8,081	39.0%
Other sales	6,430	8,524	(2,094)	-24.6%	17,035	23,578	(6,543)	-27.8%
Total net sales	$474,113	$383,836	$90,277	23.5%	$1,204,566	$1,014,387	$190,179	18.7%

The increase in the net sales of wind blades was primarily driven by a 20% increase in the number of wind blades produced during the three months ended September 30, 2020 compared to the same period in 2019 as a result of increased production at our China, Mexico, Iowa and India facilities. This increase was also due to a higher average sales price due to the mix of wind blade models produced during the three months ended September 30, 2020 compared to the same period in 2019. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2020 decreased by $4.5 million as compared to the same period in 2019. Additionally, there was a $3.1 million decrease in transportation and other sales during the three months ended September 30, 2020 as compared to the same period in 2019. The fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations had a favorable impact of 0.7% on consolidated net sales for the three months ended September 30, 2020 as compared to the same period in 2019. Although our net sales increased for the three months ended September 30, 2020 compared to the same period in 2019, we estimate that our net sales were adversely impacted by approximately $8 million, based upon 13 wind blade sets, which we had forecasted to produce in the period under non-cancellable purchase orders associated with our long-term contracts but were unable to do so as a result of the COVID-19 pandemic.

The increase in the net sales of wind blades was primarily driven by a 14% increase in the number of wind blades produced during the nine months ended September 30, 2020 compared to the same period in 2019 as a result of increased production at our China, Mexico, Iowa and India facilities. The increase was also due to a higher average sales price due to the mix of wind blade models produced during the nine months ended September 30, 2020 compared to the same period in 2019. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2020 decreased by $15.0 million as compared to the same period in 2019. Additionally, there was a $1.5 million increase in transportation and other sales during the nine months ended September 30, 2020 as compared to the same period in 2019. The fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations had an unfavorable impact of 0.1% on consolidated net sales for the nine months ended September 30, 2020 as compared to 2019. Although our net sales increased for the nine months ended September 30, 2020 compared to the same periods in 2019, we estimate that our net sales were adversely impacted by approximately $142 million, based upon 342 wind blade sets, which we had forecasted to produce at our Mexico, China, Iowa, Turkey and India manufacturing facilities in the periods under non-cancellable purchase orders associated with our long-term contracts but were unable to do so as a result of the COVID-19 pandemic. The COVID-19 pandemic required these manufacturing facilities to either temporarily suspend production or operate at reduced production levels primarily during the first and second quarters of 2020 as a result of certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and nine months ended September 30, 2020 and 2019 :

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
U.S.	$46,799	$40,643	$6,156	15.1%	$136,309	$122,129	$14,180	11.6%
Asia	163,458	108,114	55,344	51.2%	400,513	261,531	138,982	53.1%
Mexico	161,563	117,690	43,873	37.3%	363,233	297,717	65,516	22.0%
EMEAI	102,293	117,389	(15,096)	-12.9%	304,511	333,010	(28,499)	-8.6%
Total net sales	$474,113	$383,836	$90,277	23.5%	$1,204,566	$1,014,387	$190,179	18.7%

U.S. Segment

The following table summarizes our net sales by product for the U.S. segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Wind blade sales	$37,272	$25,857	$11,415	44.1%	$99,514	$84,328	$15,186	18.0%
Precision molding and assembly systems sales	—	1,479	(1,479)	NM	—	2,845	(2,845)	NM
Transportation sales	6,206	8,061	(1,855)	-23.0%	27,424	20,717	6,707	32.4%
Other sales	3,321	5,246	(1,925)	-36.7%	9,371	14,239	(4,868)	-34.2%
Total net sales	$46,799	$40,643	$6,156	15.1%	$136,309	$122,129	$14,180	11.6%

NM - not meaningful

The increase in the U.S. segment’s net sales of wind blades was primarily due to a higher average sales price due to the mix of wind blade models produced in the two comparative periods as well as a 57% increase in the number of wind blades produced in the three months ended September 30, 2020 as compared to the same period in 2019. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2020 decreased by $1.5 million as compared to the same period in 2019. Additionally, there was a $3.8 million decrease in transportation and other sales during the three months ended September 30, 2020 as compared to the same period in 2019.

The increase in the U.S. segment’s net sales of wind blades was primarily due to a higher average sales price due to the mix of wind blade models produced in the two comparative periods as well as a 17% increase in the number of wind blades produced in the nine months ended September 30, 2020 as compared to the same period in 2019. Although our U.S. net sales increased for the nine months ended September 30, 2020 compared to the same period in 2019, our U.S. net sales were adversely impacted due to reduced production levels at our U.S. manufacturing facilities due to the COVID-19 pandemic primarily during the second quarter of 2020. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2020 decreased by $2.8 million as compared to the same period in 2019. Additionally, there was a $1.8 million increase in transportation and other sales during the nine months ended September 30, 2020 as compared to the same period in 2019.

Asia Segment

The following table summarizes our net sales by product for the Asia segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Wind blade sales	$158,120	$98,406	$59,714	60.7%	$385,536	$238,947	$146,589	61.3%
Precision molding and assembly systems sales	4,451	8,915	(4,464)	-50.1%	13,088	20,856	(7,768)	-37.2%
Other sales	887	793	94	11.9%	1,889	1,728	161	9.3%
Total net sales	$163,458	$108,114	$55,344	51.2%	$400,513	$261,531	$138,982	53.1%

The increase in the Asia segment’s net sales of wind blades reflects a 32% net increase in overall wind blade volume and an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. Net sales from the manufacturing of precision molding and assembly systems decreased by $4.5 million during the three months ended September 30, 2020 as compared to the same period in 2019.

The increase in the Asia segment’s net sales of wind blades was primarily due to a 37% net increase in the number of wind blades produced in the nine months ended September 30, 2020 as compared to the same period in 2019 and an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. Although our Asia net sales increased for the nine months ended September 30, 2020 compared to the same period in 2019, our Asia net sales were adversely impacted due to reduced production levels at our Asia manufacturing facilities due to the COVID-19 pandemic primarily during the first quarter of 2020. Net sales from the manufacturing of precision molding and assembly systems decreased by $7.8 million during the 2020 period as compared to the same period in 2019.

Mexico Segment

The following table summarizes our net sales by product for the Mexico segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Wind blade sales	$153,575	$111,855	$41,720	37.3%	$346,954	$278,685	$68,269	24.5%
Precision molding and assembly systems sales	6,090	4,655	1,435	30.8%	11,110	15,475	(4,365)	-28.2%
Transportation sales	801	—	801	NM	1,374	—	1,374	NM
Other sales	1,097	1,180	(83)	-7.0%	3,795	3,557	238	6.7%
Total net sales	$161,563	$117,690	$43,873	37.3%	$363,233	$297,717	$65,516	22.0%

The increase in the Mexico segment’s net sales of wind blades reflects a 26% increase in overall wind blade volume and an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. Net sales from the manufacturing of precision molding and assembly systems during the three months ended September 30, 2020 increased by $1.4 million as compared to the same period in 2019.

The increase in the Mexico segment’s net sales of wind blades reflects a 17% net increase in overall wind blade volume, an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods and the Matamoros strike in 2019. Although our Mexico net sales increased for the nine months ended September 30, 2020 compared to the same period in 2019, our Mexico net sales were adversely impacted due to reduced production levels at our Mexico manufacturing facilities due to the COVID-19 pandemic primarily during the second quarter of 2020. Net sales from the manufacturing of precision molding and assembly systems during the nine months ended September 30, 2020 decreased by $4.4 million as compared to the same period in 2019.

EMEAI Segment

The following table summarizes our net sales by product for the EMEAI segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Wind blade sales	$101,168	$116,084	$(14,916)	-12.8%	$302,531	$328,956	$(26,425)	-8.0%
Other sales	1,125	1,305	(180)	-13.8%	1,980	4,054	(2,074)	-51.2%
Total net sales	$102,293	$117,389	$(15,096)	-12.9%	$304,511	$333,010	$(28,499)	-8.6%

The decrease in the EMEAI segment’s net sales of wind blades was driven by a 10% net decrease in wind blade volume primarily at our two Turkey manufacturing facilities due to transitions and a decrease in the year over year number of wind blades still in the production process at the end of the period. The decrease was partially offset by an increase in the average sales price of wind blades in the comparative periods and foreign currency fluctuations. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 3.2% on net sales during the three months ended September 30, 2020 as compared to 2019.

The decrease in the EMEAI segment’s net sales of wind blades was driven by a 14% net decrease in wind blade production primarily at our two Turkey manufacturing facilities due to transitions and reduced production levels at these manufacturing facilities due to the COVID-19 pandemic primarily during the second quarter of 2020. The decrease was partially offset by an increase in the average sales price of wind blades delivered in the comparative periods and an increase in the year over year number of wind blades still in the production process at the end of the period. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 0.2% on net sales during the nine months ended September 30, 2020 as compared to the 2019 period.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Cost of sales	$425,064	$335,778	$89,286	26.6%	$1,141,183	$904,135	$237,048	26.2%
Startup and transition costs	8,576	22,127	(13,551)	-61.2%	31,530	63,206	(31,676)	-50.1%
Total cost of goods sold	$433,640	$357,905	$75,735	21.2%	$1,172,713	$967,341	$205,372	21.2%
% of net sales	91.5%	93.2%		-1.7%	97.4%	95.4%		2.0%

Total cost of goods sold for the three months ended September 30, 2020 was $433.6 million and included $5.2 million related to lines in startup and $3.4 million of transition costs related to lines in transition during the quarter. This compares to total cost of goods sold for the three months ended September 30, 2019 of $357.9 million and included $13.1 million related to lines in startup and $9.0 million of transition costs related to lines in transition during the quarter. Total cost of goods sold as a percentage of net sales decreased by approximately 2% during the three months ended September 30, 2020 as compared to the same period in 2019, driven primarily by the decrease in direct materials, the impact of savings in raw material costs, the decrease in startup and transition costs, and foreign currency fluctuations. The fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso had a favorable impact of 1.1% on consolidated cost of goods sold for the three months ended September 30, 2020 as compared to the same period in 2019.

Total cost of goods sold for the nine months ended September 30, 2020 was $1,172.7 million and included $19.9 million related to lines in startup and $11.6 million of transition costs related to the lines in transition during the period. This compares to total cost of goods sold for the nine months ended September 30, 2019 of $967.3 million and included $43.9 million related to lines in startup and $19.3 million of transition costs related to lines in transition during the period. Cost of goods sold as a percentage of net sales increased by approximately 2% during the nine months ended September 30, 2020 as compared to the same period in 2019, driven primarily by the increase in warranty costs primarily relating to a remediation campaign for a specific wind blade model for one of our customers, and COVID-19 related costs associated with the health and safety of our associates and non-productive labor, partially offset by a decrease in startup and transition costs, the impact of savings in raw material costs and foreign currency fluctuations. The fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso had a favorable impact of 2.0% on consolidated cost of goods sold for the nine months ended September 30, 2020 as compared to 2019.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$9,263	$10,608	$(1,345)	-12.7%	$25,646	$27,801	$(2,155)	-7.8%
% of net sales	2.0%	2.8%		-0.8%	2.1%	2.7%		-0.6%

The decrease in general and administrative expenses as a percentage of net sales in both periods of 2020 as compared to the same periods in 2019 was primarily driven by lower travel and training costs due to the COVID-19 pandemic.

Realized loss on sale of assets and asset impairments

The following table summarizes our realized loss on sale of assets and asset impairments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Realized loss on sale of assets and asset impairments	$2,160	$3,354	$(1,194)	-35.6%	$5,518	$10,561	$(5,043)	-47.8%
% of net sales	0.5%	0.9%		-0.4%	0.5%	1.0%		-0.5%

The decrease in the realized loss on sale of assets and asset impairments for the three months ended September 30, 2020 was primarily the result of lower realized losses on the sale of receivables under supply chain financing arrangements with our customers in the current year period due to decreasing interest rates as compared to the equivalent prior year period.

The decrease in the realized loss on sale of assets and asset impairments for the nine months ended September 30, 2020 was primarily due to $5.0 million of realized losses on the sale of assets at our corporate and manufacturing facilities in the 2019 period as compared to $0.8 million of such losses in the 2020 period, as well as the result of lower realized losses on the sale of receivables under supply chain financing arrangements with our customers in the current year period due to decreasing interest rates as compared to the equivalent prior year period.

Restructuring charges (reversals), net

Restructuring charges for the three months ended September 30, 2020 totaled $0.1 million compared to a reversal of $0.1 million for the same period in 2019. The 2019 reversal related to the wind down of our Fall River, Massachusetts facility.

Restructuring charges for the nine months ended September 30, 2020 totaled $0.3 million compared to $3.7 million for the same period in 2019. The 2019 restructuring costs primarily related to the closing and moving of our Taicang City, China tooling facility to our Taicang Port, China facility.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
U.S.	$(6,360)	$(17,510)	$11,150	63.7%	$(33,991)	$(54,235)	$20,244	37.3%
Asia	25,779	13,448	12,331	91.7%	49,343	4,779	44,564	NM
Mexico	11,986	(4,954)	16,940	NM	(1,106)	(1,258)	152	12.1%
EMEAI	(2,400)	21,134	(23,534)	-111.4%	(13,900)	55,673	(69,573)	-125.0%
Total income from operations	$29,005	$12,118	$16,887	139.4%	$346	$4,959	$(4,613)	-93.0%
% of net sales	6.1%	3.2%		2.9%	0.0%	0.5%		-0.5%

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the decreased costs related to the shutdown of our Newton, Iowa transportation facility, the decrease in transition costs at our Newton, Iowa blade facility, a decrease in direct material costs, and the increase in wind blade volume and increase in the average sales price of wind blades noted above.

The decrease in the loss from operations in the U.S. segment for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the decreased costs related to the shutdown of our Newton, Iowa transportation facility and the decrease in transition costs at our Newton, Iowa blade facility, the increase in wind blade volume and increase in the average sales price of wind blades noted above, partially offset by increased direct material and direct labor costs and at our Newton, Iowa blade facility. Although our U.S. loss from operations decreased for the nine months ended September 30, 2020 compared to the same period in 2019, our income from operations for the nine months ended September 30, 2020 was adversely impacted due to reduced production levels at our U.S. blade manufacturing facility due to the COVID-19 pandemic during the second quarter of 2020 and COVID-19 related costs associated with the health and safety of our associates and non-productive labor.

Asia Segment

The increase in the income from operations in the Asia segment for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the net increase in overall wind blade volume, an increase in the average sales price of wind blades noted above, a decrease in startup and transition costs, and lower direct labor costs, partially offset by increased direct material costs due to a change in the mix of wind blade models produced in the two periods. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 1.3% on cost of goods sold for the three months ended September 30, 2020 as compared to the same period in 2019.

The increase in the income from operations in the Asia segment for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the net increase in overall wind blade volume, an increase in the average sales price of wind blades noted above, a decrease in the startup and transition costs, foreign currency fluctuations and lower direct labor costs. The fluctuating U.S. dollar against the Chinese Renminbi had a favorable impact of 1.2% on cost of goods sold for the nine months ended September 30, 2020 as compared to the 2019 period. Although our Asia income from operations increased for the nine months ended September 30, 2020 compared to the same period in 2019, our income from operations was adversely impacted due to reduced production levels at our Asia manufacturing facilities due to the COVID-19 pandemic during the first quarter of 2020 and COVID-19 related costs associated with the health and safety of our associates and non-productive labor.

Mexico Segment

The increase in the income from operations in the Mexico segment for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the net increase in overall wind blade volume, an increase in the average sales price of wind blades noted above, a decrease in the startup and transition costs, foreign currency fluctuations, savings in raw material costs and lower direct labor costs. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 2.0% on cost of goods sold for the three months ended September 30, 2020 as compared to 2019.

The slight decrease in the loss from operations in the Mexico segment for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the overall increase in wind blade volume, an increase in the average sales price of wind blades noted above, decreased startup and transition costs, foreign currency fluctuations as well as from savings in raw material costs. These increases were mostly offset by the reduced production levels at our Mexico manufacturing facilities due to the COVID-19 pandemic during the second quarter of 2020 and COVID-19 related costs associated with the health and safety of our associates and non-productive labor. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 2.1% on cost of goods sold for the nine months ended September 30, 2020 as compared to 2019.

EMEAI Segment

The increase in the loss from operations in the EMEAI segment for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily driven by the decreased wind blade production at our two Turkey manufacturing facilities, increased transition costs at one of our Turkey manufacturing facilities, and increased startup costs at our India manufacturing facility, partially offset by favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 3.4% on cost of goods sold for the three months ended September 30, 2020 as compared to 2019.

The increase in the loss from operations in the EMEAI segment for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily driven by increased warranty costs, decreased wind blade production at our two Turkey manufacturing facilities due to the COVID-19 pandemic during the second quarter of 2020 and COVID-19 related costs associated with the health and safety of our associates and non-productive labor, the increased startup costs at our India manufacturing facility and transition costs at one of our Turkey manufacturing facilities, partially offset by favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 3.5% on cost of goods sold for the nine months ended September 30, 2020 as compared to 2019.

Other income (expense)

The following table summarizes our total other income (expense) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Interest income	$15	$43	$(28)	-65.1%	$55	$125	$(70)	-56.0%
Interest expense	(3,108)	(2,130)	(978)	-45.9%	(7,464)	(6,403)	(1,061)	-16.6%
Realized gain (loss) on foreign currency remeasurement	(17,127)	3,719	(20,846)	NM	(18,095)	(1,050)	(17,045)	NM
Miscellaneous income	1,259	517	742	143.5%	2,893	2,235	658	29.4%
Total other income (expense)	$(18,961)	$2,149	$(21,110)	NM	$(22,611)	$(5,093)	$(17,518)	NM

The increase in the total other expense in both periods of 2020 was primarily due to increases in realized losses on foreign currency remeasurement primarily due to net Euro liability exposure against the Turkish Lira in the current year periods as compared to the same periods in 2019.

Income taxes

The following table summarizes our income taxes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Income tax benefit (provision)	$32,338	$(18,838)	$51,176	NM	$(1,946)	$(14,713)	$12,767	86.8%
Effective tax rate	322.0%	-132.0%			8.7%	NM

The decrease in the provision during the three and nine months ended September 30, 2020 was primarily due to the impact of a change in the forecasted annual effective tax rates and the earnings mix by jurisdiction in 2020 as compared to 2019.  The forecasted effective tax rate for the current year differs from the U.S. statutory income tax rate primarily due to earnings in foreign jurisdictions with income tax rates that exceed the U.S. statutory income tax rate, losses incurred by an entity in a tax-free zone, and the establishment of a full valuation allowance on U.S. deferred items.

Net income (loss)

The following table summarizes our net income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Net income (loss)	$42,382	$(4,571)	$46,953	NM	$(24,211)	$(14,847)	$(9,364)	-63.1%

The increase in the net income for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the reasons set forth above. In addition, we estimate that our net income during the three months ended September 30, 2020 was adversely impacted by approximately $2 million, net of taxes based upon the forecasted gross margin on the wind blade sets we had forecasted to produce in the period under non-cancellable purchase orders associated with our long-term contracts but were unable to do so as a result of the COVID-19 pandemic. In addition, during the period we incurred $4 million, net of taxes, of COVID-19 related costs associated with the health and safety of our associates and non-productive labor. The diluted net income per share was $1.13 for the three months ended September 30, 2020, compared to a diluted net loss per share of $0.13 for the three months ended September 30, 2019.

The increase in the net loss for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to the reasons set forth above. In addition, we estimate that our net loss during the nine months ended September 30, 2020 was adversely impacted by approximately $21 million, net of taxes, based upon the forecasted gross margin on the wind blade sets we had forecasted to produce at our Mexico, China, Iowa, Turkey and India manufacturing facilities in the period under non-cancellable purchase orders associated with our long-term contracts but were unable to do so as a result of the COVID-19 pandemic. The COVID-19 pandemic required these manufacturing facilities to either temporarily suspend production or operate at reduced production levels due primarily to certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates. In addition, during the period we incurred $11 million, net of taxes, of COVID-19 related costs associated with the health and safety of our associates and non-productive labor. The diluted net loss per share was $0.68 for the nine months ended September 30, 2020, compared to a diluted net loss per share of $0.42 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As a result of the uncertainty relating to: (i) the rapidly evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations, we are managing our liquidity to ensure our long-term viability until the COVID-19 pandemic abates. During the nine months ended September 30, 2020, we had net borrowings of $72.8 million under our Credit Agreement. In addition, during the nine months ended September 30, 2020, we entered into or amended four unsecured credit agreements with four Turkish financial institutions resulting in net borrowings of $31.2 million and current availability of $44.0 million.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital, debt service costs and warranty costs. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings under our financing arrangements of $96.5 million for the nine months ended September 30, 2020 as compared to net repayments under our financing arrangements of $0.2 million in the comparable period of 2019. As of September 30, 2020 and December 31, 2019, we had $238.7 million and $142.1 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of September 30, 2020, we had an aggregate of $88.0 million of remaining capacity and $71.4 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At September 30, 2020 and December 31, 2019, we had unrestricted cash, cash equivalents and short-term investments totaling $149.4 million and $70.3 million, respectively. The September 30, 2020 balance includes $73.4 million of cash located outside of the United States, including $47.2 million in China, $18.8 million in Turkey, $6.2 million in India, $1.0 million in Mexico and $0.2 million in other countries. In February 2020, we entered into an Incremental Facility Agreement with the current lenders to our Credit Agreement and an additional lender, pursuant to which the aggregate principal amount of our revolving credit facility under the Credit Agreement was increased from $150.0 million to $205.0 million. Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of the People’s Republic of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.5 million as of December 31, 2019) of registered capital is contributed to a surplus reserve, our Chinese operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our Chinese operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2019, the amount of the surplus reserve fund was $6.6 million.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	$ Change
	(in thousands)
Net cash provided by operating activities	$33,865	$62,735	$(28,870)
Net cash used in investing activities	(53,428)	(60,194)	6,766
Net cash provided by financing activities	102,427	2,358	100,069

Operating Cash Flows

Net cash provided by operating activities decreased by $28.9 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of lower operating results and certain changes in our working capital.

Investing Cash Flows

Net cash used in investing activities decreased by $6.8 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of a decrease in capital expenditures.

We anticipate fiscal year 2020 capital expenditures of between $80 million to $90 million and we estimate that the cost that we will incur after September 30, 2020 to complete our current projects in process will be approximately $13.0 million. We are deferring non-critical capital expenditures in light of the COVID-19 uncertainty. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India, the continued investment in our existing Tukey, Mexico, China and U.S. facilities as well as in our pilot line in Warren, Rhode Island.

Financing Cash Flows

Net cash provided by financing activities increased by $100.1 million for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily as a result of increased net borrowings on our revolving loans and other growth-related debt.

Financing Facilities

Our total principal amount of debt outstanding as of September 30, 2020 was $238.7 million, including our Credit Agreement, unsecured financing agreements and equipment finance leases. See Note 5, Long-Term Debt, Net of Debt Issuance Costs and Current Maturities, to our condensed consolidated financial statements for a discussion of our debt balances.

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

Our segments enter into accounts receivable assignment agreements with various financial institutions. Under these agreements, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to our segment’s customers at an agreed-upon discount rate.

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of September 30, 2020:

Year Of Initial Agreement	Segment(s) Related To	Current Discount Rate
2014	Mexico	LIBOR plus 0.75%
2018	U.S and Mexico	LIBOR plus 1.25%
2018	EMEAI	EURIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEAI	EURIBOR plus 1.95%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables were removed from our balance sheet. During the three and nine months ended September 30, 2020, $343.0 million and $802.9 million of receivables were sold under the accounts receivable assignment agreements described above, respectively.

Critical Accounting Policies and Estimates

There have been no other significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Recently Issued Accounting Pronouncements, to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Contractual Obligations

During the nine months ended September 30, 2020, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices. We currently do not hedge our exposure to these risks.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $33.6 million for the nine months ended September 30, 2020.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 40% of the resin and resin systems we use are purchased under contracts controlled by one of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. We believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $7.7 million for the nine months ended September 30, 2020. Furthermore, this amount does not include the portion of any increase or decrease that would be shared with our customers under our long-term supply agreements, which is generally 70%.

In late 2019, worldwide demand for balsa wood increased as a result of shortages of other types of core materials.  In addition, our supply chain for balsa wood, which is primarily sourced from Ecuador, has been further stressed due to the COVID-19 pandemic. As a result of this increased demand and supply chain disruption, we currently do not have fixed pricing for a portion of our contracts and purchases orders for balsa wood for the remainder of 2020. We believe that a 10% change in the price of balsa wood would have had an impact to income from operations of approximately $6.1 million for the nine months ended September 30, 2020.

Interest Rate Risk. As of September 30, 2020, our EMEAI segment has one general credit agreement, as amended, with a Turkish financial institution which is tied to EURIBOR. This agreement had collateralized financing of capital expenditures and unsecured financing outstanding as of September 30, 2020 totaling $15.8 million. In addition, as of September 30, 2020, our Credit Agreement includes interest on the unhedged principal amount of $110.2 million which is tied to LIBOR. The EMEAI financings and the Credit Agreement noted above are the only variable rate debt that we had outstanding as of September 30, 2020 as all remaining working capital loans, accounts receivable financing, unsecured financing and capital lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2020, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2020 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. Risk Factors

Except as noted below, there have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K, which could materially affect our business, financial condition, and/or future results.

Our business, operations and financial condition for the nine months ended September 30, 2020 have been adversely affected by the COVID-19 pandemic and we cannot estimate the duration and magnitude of the COVID-19 pandemic on our business, operations and financial condition at this time.

The COVID-19 pandemic has adversely affected our business and operations for the nine months ended September 30, 2020. During the first quarter of 2020, our China manufacturing facilities were adversely impacted by the COVID-19 pandemic in the form of reduced production levels and COVID-19 related costs associated with the health and safety of our associates and non-productive labor. During the second quarter of 2020, all of our manufacturing facilities with the exception of our China manufacturing facilities and our Rhode Island manufacturing facility were required to temporarily suspend production or operate at reduced production levels due primarily to certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates.  By the end of the second quarter of 2020, most of our manufacturing facilities had returned to operating at or near normal production levels. However, several of our manufacturing facilities are operating in regions with high levels of reported COVID-19 positive cases.  As such, we may be required to reinstate temporary production suspensions or volume reductions at these manufacturing facilities or at our other manufacturing facilities to the extent there is a resurgence of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities.  In addition, although we currently have not experienced any significant disruptions in our global supply chain due to the COVID-19 pandemic, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists.

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

TPI COMPOSITES, INC.

Date: November 5, 2020	By:	/s/ Adan Gossar
Adan Gossar
Chief Accounting Officer
(Principal Accounting Officer)