Form 10-Q
period 2021-03-31
TPI COMPOSITES, INC
filed 2021-05-06
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 36,711,525 shares of common stock outstanding.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 25, 2021 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I—FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$136,236	$129,857
Restricted cash	336	339
Accounts receivable	130,417	132,768
Contract assets	216,035	216,928
Prepaid expenses	23,128	29,507
Other current assets	19,389	27,921
Inventories	11,829	10,839
Total current assets	537,370	548,159
Property, plant and equipment, net	212,129	209,001
Operating lease right of use assets	151,212	158,827
Other noncurrent assets	53,345	40,270
Total assets	$954,056	$956,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$291,947	$295,992
Accrued warranty	45,956	50,852
Current maturities of long-term debt	53,294	32,551
Current operating lease liabilities	26,496	26,099
Contract liabilities	2,132	614
Total current liabilities	419,825	406,108
Long-term debt, net of debt issuance costs and current maturities	180,976	184,316
Noncurrent operating lease liabilities	150,289	155,925
Other noncurrent liabilities	8,358	8,873
Total liabilities	759,448	755,222
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 36,920 shares issued and 36,712 shares outstanding at March 31, 2021 and 100,000 shares authorized, 36,771 shares issued and 36,564 shares outstanding at December 31, 2020	369	368
Paid-in capital	353,201	349,472
Accumulated other comprehensive loss	(41,316)	(32,990)
Accumulated deficit	(111,513)	(109,716)
Treasury stock, at cost, 208 shares at March 31, 2021 and 207 shares at December 31, 2020	(6,133)	(6,099)
Total stockholders’ equity	194,608	201,035
Total liabilities and stockholders’ equity	$954,056	$956,257

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except per share data)
Net sales	$404,680	$356,636
Cost of sales	383,056	348,475
Startup and transition costs	14,354	12,034
Total cost of goods sold	397,410	360,509
Gross profit (loss)	7,270	(3,873)
General and administrative expenses	8,922	9,496
Loss on sale of assets and asset impairments	1,297	1,918
Restructuring charges, net	258	117
Loss from operations	(3,207)	(15,404)
Other income (expense):
Interest expense, net	(2,704)	(1,771)
Foreign currency income (loss)	(3,727)	960
Miscellaneous income	739	695
Total other expense	(5,692)	(116)
Loss before income taxes	(8,899)	(15,520)
Income tax benefit	7,102	15,028
Net loss	$(1,797)	$(492)

Weighted-average common shares outstanding:
Basic	36,601	35,213
Diluted	36,601	35,213

Net loss per common share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net loss	$(1,797)	$(492)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,291)	(9,224)
Unrealized loss on hedging derivatives, net of taxes of $651 and $2,039, respectively	(3,035)	(7,669)
Comprehensive income (loss)	$(10,123)	$(17,385)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2021

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2020	36,771	$368	$349,472	$(32,990)	$(109,716)	$(6,099)	$201,035
Net loss	—	—	—	—	(1,797)	—	(1,797)
Share-based compensation expense	—	—	2,494	—	—	—	2,494
Issuances under share-based compensation plan	149	1	1,235	—	—	—	1,236
Common stock repurchased for treasury	—	—	—	—	—	(34)	(34)
Other comprehensive loss	—	—	—	(8,326)	—	—	(8,326)
Balance at March 31, 2021	36,920	$369	$353,201	$(41,316)	$(111,513)	$(6,133)	$194,608

	Three Months Ended March 31, 2020

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2019	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050
Net loss	—	—	—	—	(492)	—	(492)
Share-based compensation expense	—	—	2,970	—	—	—	2,970
Issuances under share-based compensation plan	109	1	861	—	—	—	862
Common stock repurchased for treasury	—	—	—	—	—	(459)	(459)
Other comprehensive loss	—	—	—	(16,893)	—	—	(16,893)
Balance at March 31, 2020	35,435	$354	$326,737	$(40,505)	$(91,181)	$(4,367)	$191,038

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,797)	$(492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,609	11,028
Loss on sale of assets and asset impairments	1,297	1,918
Restructuring charges, net	258	117
Share-based compensation expense	2,399	2,942
Amortization of debt issuance costs	114	56
Deferred income taxes	(11,574)	(17,612)
Changes in assets and liabilities:
Accounts receivable	(428)	50,328
Contract assets and liabilities	(132)	(32,574)
Operating lease right of use assets and operating lease liabilities	2,376	2,018
Inventories	(1,129)	(3,515)
Prepaid expenses	6,105	(4,558)
Other current assets	8,302	4,552
Other noncurrent assets	(1,526)	167
Accounts payable and accrued expenses	(3,724)	(17,557)
Accrued warranty	(4,896)	3,889
Other noncurrent liabilities	(514)	1,861
Net cash provided by operating activities	6,740	2,568
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,786)	(26,983)
Net cash used in investing activities	(18,786)	(26,983)
Cash flows from financing activities:
Proceeds from revolving loans	—	50,000
Net repayments of accounts receivable financing	—	(101)
Principal repayments of finance leases	(1,406)	(1,492)
Net proceeds from other debt	18,695	16,505
Debt issuance costs	—	(183)
Proceeds from exercise of stock options	1,216	812
Repurchase of common stock including shares withheld in lieu of income taxes	(34)	(459)
Net cash provided by financing activities	18,471	65,082
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(49)	(1,806)
Net change in cash, cash equivalents and restricted cash	6,376	38,861
Cash, cash equivalents and restricted cash, beginning of year	130,196	71,749
Cash, cash equivalents and restricted cash, end of period	$136,572	$110,610

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$2,617	$1,773
Cash paid for income taxes, net of refunds	5,130	3,414
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	1,245	55,156
Accrued capital expenditures in accounts payable	6,975	14,669

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	March 31,	December 31,	March 31,	December 31,
	2021	2020	2020	2019
	(in thousands)
Cash and cash equivalents	$136,236	$129,857	$109,473	$70,282
Restricted cash	336	339	662	992
Restricted cash included within other noncurrent assets	—	—	475	475
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$136,572	$130,196	$110,610	$71,749

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2021, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full years. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Convertible Instruments

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU is intended to simplify the accounting for certain convertible instruments with characteristics of both liability and equity. This ASU removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. As a result, after the adoption of this guidance, an entity’s convertible debt instrument will be wholly accounted for as debt. This ASU also expands disclosure requirements for convertible instruments and simplifies areas of the guidance for diluted earnings-per-share calculations by requiring the use of the if-converted method.

This ASU is effective for all public business entities (other than smaller reporting companies) for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020 and can be adopted on either a fully retrospective or modified retrospective basis. An entity should adopt the guidance at the beginning of its annual fiscal year. We adopted this standard on January 1, 2021 on a modified retrospective basis and it did not have a material effect on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU only applies to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective for all entities beginning on March 12, 2020 and entities may elect to apply the ASU prospectively through December 31, 2022. The FASB later issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. We are currently evaluating the impact this guidance may have on our condensed consolidated financial statements and related disclosures.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended March 31, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$39,627	$72,503	$108,442	$111,027	$47,580	$379,179
Precision molding and assembly systems sales	—	3,964	4,963	—	—	8,927
Transportation sales	6,424	—	1,707	—	—	8,131
Other sales	3,235	461	3,347	1,339	61	8,443
Total net sales	$49,286	$76,928	$118,459	$112,366	$47,641	$404,680

	Three Months Ended March 31, 2020
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$35,933	$85,876	$115,186	$88,481	$10,861	$336,337
Precision molding and assembly systems sales	—	5,061	1,702	—	—	6,763
Transportation sales	6,679	—	210	—	—	6,889
Other sales	4,819	200	1,152	476	—	6,647
Total net sales	$47,431	$91,137	$118,250	$88,957	$10,861	$356,636

For a further discussion regarding our operating segments, see Note 14, Segment Reporting. The geography of Europe, the Middle East and Africa comprises the EMEA segment.

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

These contract assets and liabilities are reported on the condensed consolidated balance sheets net on a contract-by-contract basis at the end of each reporting period.

Contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2021	2020	$ Change
	(in thousands)
Gross contract assets	$221,938	$223,428	$(1,490)
Less: reclassification from contract liabilities	(5,903)	(6,500)	597
Contract assets	$216,035	$216,928	$(893)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2021	2020	$ Change
	(in thousands)
Gross contract liabilities	$8,035	$7,114	$921
Less: reclassification to contract assets	(5,903)	(6,500)	597
Contract liabilities	$2,132	$614	$1,518

Contract assets decreased by $0.9 million from December 31, 2020 to March 31, 2021 due to a decrease in customer specific material purchases and incremental unbilled production during the three months ended March 31, 2021. Contracts liabilities increased by $1.5 million from December 31, 2020 to March 31, 2021 primarily due to amounts billed to a customer in advance of the production of precision molding and assembly systems during the three months ended March 31, 2021.

For the three months ended March 31, 2021, we recognized $0.1 million of revenue related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $3.5 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2021	$1,332,175	38.6%
2022	1,426,379	41.3
2023	613,392	17.8
2024	78,353	2.3
Total remaining performance obligations	$3,450,299	100.0%

For the three months ended March 31, 2021, net revenue recognized from our performance obligations satisfied in previous periods decreased by $8.5 million. The current year decrease primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 13, Concentration of Customers.

We may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. In addition, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2021 and 2020. U.S. money market accounts are not guaranteed by the FDIC. At March 31, 2021 and December 31, 2020, we had $97.0 million and $68.9 million, respectively, of cash in bank deposit and money market accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At March 31, 2021, this included $32.7 million in China, $3.5 million in Turkey, $1.8 million in India, $0.8 million in Mexico and $0.4 million in other countries. As of December 31, 2020, this included $47.4 million in China, $6.0 million in Turkey, $5.0 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at March 31, 2021 and December 31, 2020, we had short-term deposits in interest bearing accounts of $0.3 million in both periods in China, which are reported as restricted cash in our condensed consolidated balance sheets.

Certain of our debt agreements are either tied to LIBOR or the Euro Interbank Offered Rate (EURIBOR) and certain of them have associated interest rate hedges. Due to the relatively low LIBOR and EURIBOR rates in effect as of March 31, 2021, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

Note 4. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Warranty accrual at beginning of period	$50,852	$47,639
Accrual during the period	4,847	3,865
Cost of warranty services provided during the period	(7,571)	(3,215)
Changes in estimate for pre-existing warranties, including expirations during the period	(2,172)	3,239
Warranty accrual at end of period	$45,956	$51,528

Note 5. Long-Term Debt, Net of Debt Issuance Costs and Current Maturities

Long-term debt, net of debt issuance costs and current maturities, consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Senior revolving loan—U.S.	$171,154	$171,154
Unsecured financing—EMEA	50,211	30,040
Equipment financing—EMEA	3,107	4,335
Equipment finance lease—Mexico	7,083	8,038
Equipment finance lease—EMEA	3,458	4,119
Other equipment finance leases	194	232
Total debt - principal	235,207	217,918
Less: Debt issuance costs	(937)	(1,051)
Total debt, net of debt issuance costs	234,270	216,867
Less: Current maturities of long-term debt	(53,294)	(32,551)
Long-term debt, net of debt issuance costs and current maturities	$180,976	$184,316

Note 6. Share-Based Compensation Plans

During the three months ended March 31, 2021, we issued to certain employees an aggregate of 145,643 timed-based restricted stock units (RSUs), 58,396 performance-based restricted stock units (PSUs) that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2021 through December 31, 2023, and 79,784 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2023. All of the time-based RSUs vest on the third

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of the 2015 Plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cost of goods sold	$203	$171
General and administrative expenses	2,196	2,771
Total share-based compensation expense	$2,399	$2,942

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
RSUs	$1,255	$956
Stock options	618	1,653
PSUs	526	333
Total share-based compensation expense	$2,399	$2,942

Note 7. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Total operating lease cost	$9,716	$8,571

Finance lease cost
Amortization of assets under finance leases	$900	$1,547
Interest on finance leases	189	279
Total finance lease cost	$1,089	$1,826

Total lease liabilities as of March 31, 2021 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Current operating lease liabilities	$26,496	$—
Current maturities of long-term debt	—	5,989
Noncurrent operating lease liabilities	150,289	—
Long-term debt, net of debt issuance costs and current maturities	—	4,746
Total lease liabilities	$176,785	$10,735

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements were $27.5 million and $12.8 million, respectively. As of December 31, 2020, the cost and accumulated depreciation of property, plant and equipment that we are leasing under finance lease arrangements were $28.5 million and $12.5 million, respectively.

Future minimum lease payments under noncancelable leases as of March 31, 2021 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2021	$26,297	$4,565
2022	32,414	5,771
2023	30,585	871
2024	26,903	224
2025	26,721	7
Thereafter	98,447	—
Total future minimum lease payments	241,367	11,438
Less: interest	(64,582)	(703)
Total lease liabilities	$176,785	$10,735

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,250	$7,508
Operating cash flows from finance leases	189	279
Financing cash flows from finance leases	1,406	1,492

Other information related to leases was as follows:

	March 31,	December 31,
	2021	2020
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.5	7.7
Finance leases	2.0	2.2

Weighted-Average Discount Rate:
Operating leases	7.9%	7.9%
Finance leases	6.4%	6.4%

As of March 31, 2021, there were no material additional leases related to our manufacturing facilities, warehouses, offices, automobiles or our machinery and equipment which have not yet commenced.

Note 8. Financial Instruments

Interest Rate Swap

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with our U.S. senior revolving credit agreement (the Credit Agreement). We do not use such swap contracts for speculative or trading purposes.

As of March 31, 2021, no interest rate swaps originally designated for hedge accounting were de-designated or terminated. No ineffectiveness on our interest rate swaps was recognized as of March 31, 2021, and none is anticipated over the remaining term of the agreement.

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

All of our remaining outstanding foreign exchange forward contracts (excluding those with call options) expired during the three months ended March 31, 2021. As of December 31, 2020, the notional values associated with our foreign exchange forward contracts qualifying as cash flow hedges were approximately 0.3 billion Mexican Pesos (approximately $14.0 million).

With regards to our foreign exchange call option contracts, for the three months ended March 31, 2021, $0.7 million of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations. The net income (loss) recognized in accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity for our foreign exchange call option contracts is expected to be recognized in cost of sales in our condensed consolidated statements of operations during the next nine months.

As of March 31, 2021 and December 31, 2020, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 1.4 billion Mexican Pesos (approximately $68.1 million) and approximately 0.4 billion Mexican Pesos (approximately $17.3 million), respectively.

Chinese Renminbi

With regards to our balance sheet hedges, for the three months ended March 31, 2021, $0.1 million in gains were recorded through foreign currency loss within our condensed consolidated statements of operations.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	March 31,	December 31,
Financial Instrument	Balance Sheet Line Item	2021	2020
		(in thousands)
Foreign exchange forward contracts	Other current assets	1,693	5,832
Foreign exchange forward contracts	Accounts payable and accrued expenses	1,283	2,096
Interest rate swap	Other noncurrent liabilities	3,818	4,414

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated Other	Condensed	Three Months Ended
Comprehensive	Consolidated Statement	March 31,
Loss Component	of Operations Line Item	2021	2020
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(2,002)	$(222)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Income Taxes

The income tax benefit for the three months ended March 31, 2021 was lower than for the corresponding period ended March 31, 2020 primarily due to the earnings mix by jurisdiction in 2021 as compared to 2020.

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

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Basic weighted-average shares outstanding	36,601	35,213
Effect of dilutive awards	—	—
Diluted weighted-average shares outstanding	36,601	35,213

For the three months ended March 31, 2021 and 2020, approximately 2,040,000 and 890,000 potentially dilutive shares, respectively, were excluded from the calculation due to net losses. In addition, for the three months ended March 31, 2020, approximately 66,000 share-based compensation awards were excluded from the computation of net income (loss) per common share because their effect would be anti-dilutive. Certain performance-based restricted stock units have been excluded from the computation of diluted shares outstanding for the 2021 and 2020 periods presented as the performance conditions had not yet been met.

Note 11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Three Months Ended March 31, 2021

	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(5,291)	597	(2,281)	(6,975)
Amounts reclassified from AOCL	—	—	(2,002)	(2,002)
Net tax effect	—	(139)	790	651
Net current period other comprehensive income (loss)	(5,291)	458	(3,493)	(8,326)
Balance at March 31, 2021	$(35,402)	$(2,985)	$(2,929)	$(41,316)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2020

	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2019	$(22,012)	$(2,145)	$545	$(23,612)
Other comprehensive income (loss) before reclassifications	(9,223)	(2,550)	(6,936)	(18,709)
Amounts reclassified from AOCL	—	—	(222)	(222)
Net tax effect	—	535	1,503	2,038
Net current period other comprehensive income (loss)	(9,223)	(2,015)	(5,655)	(16,893)
Balance at March 31, 2020	$(31,235)	$(4,160)	$(5,110)	$(40,505)

Note 12. Commitments and Contingencies

Legal Proceedings

From time to time, we are party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business, some of which may not be covered by insurance. Upon resolution of any pending legal matters, we may incur charges in excess of presently established reserves. Our management does not believe that any such charges would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Note 13. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of our total consolidated revenues are as follows:

	Three Months Ended
	March 31,
	2021		2020
Customer	Revenues	% of Total	Revenues	% of Total
Vestas	$169,218	41.8%	$157,412	44.1%
GE	104,852	25.9%	100,132	28.1%
Nordex	76,543	18.9%	53,257	14.9%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	March 31,	December 31,
	2021	2020
Customer	% of Total	% of Total
Vestas	26.7%	35.0%
Nordex	44.3%	40.8%
Enercon	11.2%	8.3%

Note 14. Segment Reporting

Our operating segments are defined geographically into five geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico, (4) EMEA and (5) India. For a detailed discussion of our operating segments, refer to the discussion in Note 19, Segment Reporting, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

All of our segments operate in their local currency except for the Mexico and Asia segments, which both include a U.S. parent company, and India and Switzerland, which operate in the U.S. dollar.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net sales by segment:
U.S.	$49,286	$47,431
Asia	76,928	91,137
Mexico	118,459	118,250
EMEA	112,366	88,957
India	47,641	10,861
Total net sales	$404,680	$356,636

Net sales by geographic location (1):
United States	$49,286	$47,431
China	76,928	91,137
Mexico	118,459	118,250
Turkey	112,366	88,957
India	47,641	10,861
Total net sales	$404,680	$356,636

Income (loss) from operations:
U.S. (2)	$(11,620)	$(15,586)
Asia	2,709	5,072
Mexico	(4,024)	(1,768)
EMEA	9,788	2,664
India	(60)	(5,786)
Total loss from operations	$(3,207)	$(15,404)

	March 31,	December 31,
	2021	2020
	(in thousands)
Property, plant and equipment, net:
U.S.	$32,884	$31,811
Asia (China)	43,771	46,075
Mexico	81,857	78,813
EMEA (Turkey)	23,890	28,312
India	29,727	23,990
Total property, plant and equipment, net	$212,129	$209,001

(1)	Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.
(2)	The losses from operations in our U.S. segment includes corporate general and administrative costs of $8.9 million and $9.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers (OEM) in the wind and transportation markets. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and supply high strength, lightweight and durable composite products to the transportation market. We are headquartered in Scottsdale, Arizona and operate factories throughout the U.S., China, Mexico, Turkey, and India. We operate additional engineering development centers in Denmark and Germany.

Our business operations are defined geographically into five geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico, (4) Europe, the Middle East and Africa (EMEA) and (5) India. See Note 14, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The COVID-19 pandemic did not materially adversely affect our business and operations during the three months ended March 31, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. For example, India and Turkey are currently experiencing significant increases in positive COVID-19 cases although these resurgences are not currently having a material impact on our operations. In addition, although we currently have not experienced any significant disruptions in our global supply chain due to the COVID-19 pandemic, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists.

In 2021, there have been both price increases and supply constraints with respect to resin, which is a key raw material that we use in the manufacture of our wind and transportation composite products. These resin price increases and supply constraints are due to a multitude of factors, including the extreme cold weather in Texas in February 2021, fires at resin manufacturing facilities in China and unplanned maintenance outages at resin manufacturing facilities in Europe. To date, we have been able to pass on the majority of these price increases to our customers and these resin price increases and supply constraints did not have a material impact on our results of operations for the three months ended March 31, 2021. If the supply of resin feedstocks continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the balance of 2021 and have a material adverse impact on our results of operations for the remainder of 2021.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K.

KEY FINANCIAL MEASURES

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net sales	$404,680	$356,636
Net loss	$(1,797)	$(492)
EBITDA (1)	$5,414	$(2,721)
Adjusted EBITDA (1)	$13,095	$1,296
Capital expenditures	$18,786	$26,983
Free cash flow (1)	$(12,046)	$(24,415)

	March 31,	December 31,
	2021	2020
	(in thousands)
Total debt, net of debt issuance costs	$234,270	$216,867
Net debt (1)	$(98,971)	$(88,061)

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net loss	$(1,797)	$(492)
Adjustments:
Depreciation and amortization	11,609	11,028
Interest expense, net	2,704	1,771
Income tax benefit	(7,102)	(15,028)
EBITDA	5,414	(2,721)
Share-based compensation expense	2,399	2,942
Foreign currency loss (income)	3,727	(960)
Loss on sale of assets and asset impairments	1,297	1,918
Restructuring charges, net	258	117
Adjusted EBITDA	$13,095	$1,296

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$6,740	$2,568
Less capital expenditures	(18,786)	(26,983)
Free cash flow	$(12,046)	$(24,415)

Net debt is reconciled as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$136,236	$129,857
Less total debt, net of debt issuance costs	(234,270)	(216,867)
Less debt issuance costs	(937)	(1,051)
Net debt	$(98,971)	$(88,061)

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2021	2020
Sets	814	731
Estimated megawatts	3,072	2,329
Utilization	77%	70%
Dedicated manufacturing lines	50	52
Manufacturing lines installed	52	52

Results of Operations

The following table summarizes our operating results as a percentage of net sales for the three months ended March 31, 2021 and 2020 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	94.7	97.7
Startup and transition costs	3.5	3.4
Total cost of goods sold	98.2	101.1
Gross profit (loss)	1.8	(1.1)
General and administrative expenses	2.2	2.7
Loss on sale of assets and asset impairments	0.3	0.5
Restructuring charges, net	0.1	0.0
Loss from operations	(0.8)	(4.3)
Total other expense	(1.4)	0.0
Loss before income taxes	(2.2)	(4.3)
Income tax benefit	1.8	4.2
Net loss	(0.4)%	(0.1)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$379,179	$336,337	$42,842	12.7%
Precision molding and assembly systems sales	8,927	6,763	2,164	32.0%
Transportation sales	8,131	6,889	1,242	18.0%
Other sales	8,443	6,647	1,796	27.0%
Total net sales	$404,680	$356,636	$48,044	13.5%

The increase in net sales of wind blades was primarily driven by an 11% increase in the number of wind blades produced during the three months ended March 31, 2021 as compared to the same period in 2020 primarily as a result of increased production at our India and Turkey facilities. The increase was also due to a higher average sales price due to the mix of wind blade models produced during the three months ended March 31, 2021 as compared to the same period in 2020 and foreign currency fluctuations. Additionally, when viewing our 2021 first quarter net sales against the comparable prior year period, our net sales were negatively impacted by the removal of five manufacturing lines in China at the end of 2020, which was partially offset by the adverse impact that the COVID-19 pandemic had on our China net sales in the prior year period. Finally, the net sales increase was partially offset by a decrease in the year over year number of wind blades still in the production process at the end of the period. The fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations had a favorable impact of 1.8% on consolidated net sales for the three months ended March 31, 2021 as compared to the 2020 period.

Segment discussion

The following table summarizes our net sales by our five geographic operating segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
U.S.	$49,286	$47,431	$1,855	3.9%
Asia	76,928	91,137	(14,209)	-15.6%
Mexico	118,459	118,250	209	0.2%
EMEA	112,366	88,957	23,409	26.3%
India	47,641	10,861	36,780	NM
Total net sales	$404,680	$356,636	$48,044	13.5%

NM - not meaningful

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$39,627	$35,933	$3,694	10.3%
Transportation sales	6,424	6,679	(255)	-3.8%
Other sales	3,235	4,819	(1,584)	-32.9%
Total net sales	$49,286	$47,431	$1,855	3.9%

The increase in the U.S. segment’s net sales of wind blades was primarily due to a 3% increase in the number of wind blades produced during the three months ended March 31, 2021 as compared to the same period in 2020, as well as a higher average sales price due to the mix of wind blade models produced in the comparable periods.

Asia Segment

The following table summarizes our net sales by product/service for the Asia segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$72,503	$85,876	$(13,373)	-15.6%
Precision molding and assembly systems sales	3,964	5,061	(1,097)	-21.7%
Other sales	461	200	261	130.5%
Total net sales	$76,928	$91,137	$(14,209)	-15.6%

The decrease in the Asia segment’s net sales of wind blades was primarily due to a decrease in the period over period number of wind blades still in the production process at the end of the period as well as a slight net decrease in the number of wind blades produced during the three months ended March 31, 2021 as compared to the same period in 2020. When viewing Asia’s 2021 first quarter net sales against the comparable prior year period, their net sales were negatively impacted by the removal of five manufacturing lines in China at the end of 2020, which was partially offset by the adverse impact that the COVID-19 pandemic had on their net sales in the prior year period. The sales decreases were also partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. The fluctuating U.S. dollar against the Chinese Renminbi in our China operations had a favorable impact of 0.6% on consolidated net sales for the three months ended March 31, 2021 as compared to the 2020 period.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$108,442	$115,186	$(6,744)	-5.9%
Precision molding and assembly systems sales	4,963	1,702	3,261	191.6%
Transportation sales	1,707	210	1,497	NM
Other sales	3,347	1,152	2,195	190.5%
Total net sales	$118,459	$118,250	$209	0.2%

The decrease in the Mexico segment’s net sales of wind blades reflects a 6% net decrease in overall wind blade volume due to transitions partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$111,027	$88,481	$22,546	25.5%
Other sales	1,339	476	863	181.3%
Total net sales	$112,366	$88,957	$23,409	26.3%

The increase in the EMEA segment’s net sales of wind blades was driven by a 10% increase in wind blade production at our two Turkey plants, an increase in the year over year number of wind blades still in the production process at the end of the period, and a slight increase in the average sales price of wind blades produced in the comparative periods. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 6.0% on net sales during the three months ended March 31, 2021 as compared to the 2020 period.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$47,580	$10,861	$36,719	NM
Other sales	61	—	61	NM
Total net sales	$47,641	$10,861	$36,780	NM

The increase in the India segment’s net sales of wind blades was driven by ramp up of production in the 2021 period as compared to the comparable period in 2020.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Cost of sales	$383,056	$348,475	$34,581	9.9%
Startup and transition costs	14,354	12,034	2,320	19.3%
Total cost of goods sold	$397,410	$360,509	$36,901	10.2%
% of net sales	98.2%	101.1%		-2.9%

Total cost of goods sold for the three months ended March 31, 2021 was $397.4 million and included $4.6 million of costs related to lines in startup and $9.8 million of costs related to lines in transition during the period. This compares to total cost of goods sold for the three months ended March 31, 2020 of $360.5 million and included $7.8 million of costs related to lines in startup and $4.2 million of costs related to lines in transition during the period. Total cost of goods sold as a percentage of net sales decreased by approximately three percentage points during the three months ended March 31, 2021 as compared to the same period in 2020, driven primarily by a decrease in warranty costs and direct labor costs, partially offset by an increase in direct material costs and foreign currency fluctuations. The fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso had an unfavorable impact of 1.3% on consolidated cost of goods sold for the three months ended March 31, 2021 as compared to the 2020 period.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
General and administrative expenses	$8,922	$9,496	$(574)	-6.0%
% of net sales	2.2%	2.7%		-0.5%

The decrease in general and administrative expenses as a percentage of net sales for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily driven by lower travel and training costs due to the COVID-19 pandemic and our continued focus on reducing costs.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our five geographic operating segments for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
U.S.	$(11,620)	$(15,586)	$3,966	25.4%
Asia	2,709	5,072	(2,363)	-46.6%
Mexico	(4,024)	(1,768)	(2,256)	-127.6%
EMEA	9,788	2,664	7,124	NM
India	(60)	(5,786)	5,726	99.0%
Total loss from operations	$(3,207)	$(15,404)	$12,197	79.2%
% of net sales	-0.8%	-4.3%		3.5%

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the increase in wind blade volume, the increase in the average sales price of wind blades, a decrease in direct labor costs at our Newton, Iowa blade facility and a decrease in general and administrative expenses.

Asia Segment

The decrease in the income from operations in the Asia segment for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the decrease in the net sales of wind blades and foreign currency fluctuations, partially offset by   lower direct material costs and a decrease in startup and transition costs. Additionally, when viewing Asia’s 2021 first quarter income from operations against the comparable prior year period, their income from operations was negatively impacted by the removal of five manufacturing lines in China at the end of 2020, which was partially offset by the adverse impact that the COVID-19 pandemic had on their income from operations in the prior year period. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 6.1% on cost of goods sold for the three months ended March 31, 2021 as compared to the 2020 period.

Mexico Segment

The increase in the loss from operations in the Mexico segment for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to increased startup and transition costs at our Mexico manufacturing facilities. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.4% on cost of goods sold for the three months ended March 31, 2021 as compared to the 2020 period.

EMEA Segment

The increase in income from operations in the EMEA segment for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily driven by increased wind blade production at our two Turkey manufacturing facilities and decreased warranty costs, partially offset by increased direct material costs and startup and transition costs. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had an unfavorable impact of 0.9% on cost of goods sold for the three months ended March 31, 2021 as compared to the 2020 period.

India Segment

The decrease in the loss from operations in the India segment for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the ramp up of production in 2021 as compared to the comparable period in 2020.

Other income (expense)

The following table summarizes our total other income (expense) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Interest expense, net	(2,704)	(1,771)	(933)	-52.7%
Foreign currency income (loss)	(3,727)	960	(4,687)	NM
Miscellaneous income	739	695	44	6.3%
Total other expense	$(5,692)	$(116)	$(5,576)	NM

The increase in the total other expense for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in the foreign currency loss primarily due to net Euro liability exposure against the Turkish Lira in the current year period as compared to the same period in 2020.

Income taxes

The following table summarizes our income taxes for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Income tax benefit	$7,102	$15,028	$(7,926)	-52.7%
Effective tax rate	-79.8%	-96.8%

The decrease in the income tax benefit for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the earnings mix by jurisdiction in the comparable periods.

Net loss

The following table summarizes our net loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(in thousands)
Net loss	$(1,797)	$(492)	$(1,305)	NM

The increase in the net loss for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the reasons set forth above. The diluted net loss per share was $0.05 for the three months ended March 31, 2021, compared to a diluted net loss per share of $0.01 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As a result of the uncertainty relating to: (i) the evolving nature, magnitude and duration of the COVID-19 pandemic, (ii) the variety of measures implemented by governments around the world to address its effects and (iii) the impact on our manufacturing operations, we have and will continue to manage our liquidity to ensure our long-term viability until the COVID-19 pandemic abates.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital, debt service costs and warranty costs. Our capital expenditures have been primarily related to machinery and equipment at our new facilities and expansion and improvements at our existing facilities. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net borrowings under our financing arrangements of $17.3 million for the three months ended March 31, 2021 as compared to net borrowings under our financing arrangements of $64.9 million in the comparable period of 2020. As of March 31, 2021 and December 31, 2020, we had $235.2 million and $217.9 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of March 31, 2021, we had an aggregate of $108.8 million of remaining capacity and $83.3 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flows from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At March 31, 2021 and December 31, 2020, we had unrestricted cash, cash equivalents and short-term investments totaling $136.2 million and $129.9 million, respectively. The March 31, 2021 balance includes $39.2 million of cash located outside of the United States, including $32.7 million in China, $3.5 million in Turkey, $1.8 million in India, $0.8 million in Mexico and $0.4 million in other countries.

Our ability to repatriate funds from China to the United States is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.6 million as of December 31, 2020) of registered capital is contributed to a surplus reserve, our China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2020, the amount of the surplus reserve fund was $7.0 million.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	$ Change
	(in thousands)
Net cash provided by operating activities	$6,740	$2,568	$4,172
Net cash used in investing activities	(18,786)	(26,983)	8,197
Net cash provided by financing activities	18,471	65,082	(46,611)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(49)	(1,806)	1,757
Net change in cash, cash equivalents and restricted cash	$6,376	$38,861	$(32,485)

Operating Cash Flows

Net cash provided by operating activities increased by $4.2 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily as a result of higher operating results.

Investing Cash Flows

Net cash used in investing activities decreased by $8.2 million for the three months ended March 31, 2021 as compared to the same period in 2020 as a result of a decrease in capital expenditures.

We anticipate fiscal year 2021 capital expenditures of between $55 million to $65 million and we estimate that the cost that we will incur after March 31, 2021 to complete our current projects in process will be approximately $11.8 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India and the continued investment in our existing Tukey, Mexico, China and U.S. facilities.

Financing Cash Flows

Net cash provided by financing activities decreased by $46.6 million for the three months ended March 31, 2021 as compared to the same period in 2020 primarily as a result of decreased net borrowings on our revolving loans.

Financing Facilities

Our total principal amount of debt outstanding as of March 31, 2021 was $235.2 million, including our Credit Agreement, unsecured financing agreements and equipment finance leases. See Note 5, Long-Term Debt, Net of Debt Issuance Costs and Current Maturities, to our condensed consolidated financial statements for more details on our debt balances.

Off-Balance Sheet Transactions

We are not presently involved in any off-balance sheet arrangements, including transactions with unconsolidated special-purpose or other entities that would materially affect our financial position, results of operations, liquidity or capital resources, other than our accounts receivable assignment agreements described below. Furthermore, we do not have any relationships with special-purpose or other entities that provide off-balance sheet financing; liquidity, market risk or credit risk support; or engage in leasing or other services that may expose us to liability or risks of loss that are not reflected in the condensed consolidated financial statements and related notes.

Our segments enter into accounts receivable assignment agreements with various financial institutions. Under these agreements, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to our segment’s customers at an agreed-upon discount rate.

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of March 31, 2021:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2014	Mexico	LIBOR plus 0.75%
2018	EMEA	EURIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	LIBOR plus 1.25%
2021	Mexico	LIBOR plus 1.25%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended March 31, 2021 and 2020, $294.1 million and $224.2 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, under the heading “Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Contractual Obligations

During the three months ended March 31, 2021, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $7.7 million for the three months ended March 31, 2021.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations.

Prior to taking into account any contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the price of resin and resin systems, we believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $2.4 million for the three months ended March 31, 2021. Under our customer supply agreements, our customers typically receive 70% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of March 31, 2021, our Credit Agreement includes interest on the unhedged principal amount of $96.2 million which is tied to the London Interbank Offered Rate (LIBOR), and our EMEA segment has one general credit agreement outstanding which is tied to the Euro Interbank Offered Rate (EURIBOR). For a discussion of the interest rate swap arrangement we entered into related to our Credit Agreement, see Note 8, Financial Instruments, to the notes to the condensed consolidated financial statements. The EMEA credit agreement had unsecured financing of $7.6 million and financing of capital expenditures of $3.1 million outstanding as of March 31, 2021. Our Credit Agreement and the one EMEA general credit agreement are the only variable rate debt agreements that we had outstanding as of March 31, 2021 as all remaining working capital loans, secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of March 31, 2021, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2021 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, operations and financial condition during the three months ended March 31, 2021 were not materially adversely affected by the COVID-19 pandemic however we cannot estimate the duration of the COVID-19 pandemic and our business may be adversely affected in the future if the COVID-19 pandemic persists.

The COVID-19 pandemic did not materially adversely affect our business and operations during the three months ended March 31, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. For example, India and Turkey are currently experiencing significant increases in positive COVID-19 cases although these resurgences are not currently having a material impact on our operations. In addition, although we currently have not experienced any significant disruptions in our global supply chain due to the COVID-19 pandemic, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended March 31, 2021 from certain employees who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January (January 1 - January 31)	—	$—	—	—
February (February 1 - February 28)	—	—	—	—
March (March 1 - March 31)	646	53.97	—	—
Total	646	$53.97	—	—

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
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

TPI COMPOSITES, INC.

Date: May 6, 2021	By:	/s/ Adan Gossar
Adan Gossar
Chief Accounting Officer
(Principal Accounting Officer)