Form 10-Q
period 2021-06-30
TPI COMPOSITES, INC
filed 2021-08-05
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 37,248,140 shares of common stock outstanding.

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
•
our ability to procure adequate supplies of raw materials and components in a cost-effective manner to fulfill our volume commitments to our customers;
•
the discovery of defects in our products and our ability to estimate the future cost of warranty campaigns;
•
growth of the wind energy and electric vehicle markets and our addressable markets for our products and services;
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
•
changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy and a potential extension of the Production Tax Credit in the United States;
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
•
our ability to successfully open new manufacturing facilities, take over existing facilities of our customers and expand our existing facilities on time and on budget;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$123,107	$129,857
Restricted cash	154	339
Accounts receivable	147,827	132,768
Contract assets	231,780	216,928
Prepaid expenses	21,019	29,507
Other current assets	20,520	27,921
Inventories	13,168	10,839
Total current assets	557,575	548,159
Property, plant and equipment, net	205,716	209,001
Operating lease right of use assets	148,991	158,827
Other noncurrent assets	28,232	40,270
Total assets	$940,514	$956,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$310,320	$295,992
Accrued warranty	47,462	50,852
Current maturities of long-term debt	56,137	32,551
Current operating lease liabilities	23,100	26,099
Contract liabilities	2,258	614
Total current liabilities	439,277	406,108
Long-term debt, net of current maturities	180,138	184,316
Noncurrent operating lease liabilities	152,059	155,925
Other noncurrent liabilities	8,143	8,873
Total liabilities	779,617	755,222
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 37,248 shares issued and 37,040 shares outstanding at June 30, 2021 and 100,000 shares authorized, 36,771 shares issued and 36,564 shares outstanding at December 31, 2020	372	368
Paid-in capital	359,527	349,472
Accumulated other comprehensive loss	(41,559)	(32,990)
Accumulated deficit	(151,310)	(109,716)
Treasury stock, at cost, 208 shares at June 30, 2021 and 207 shares at December 31, 2020	(6,133)	(6,099)
Total stockholders’ equity	160,897	201,035
Total liabilities and stockholders’ equity	$940,514	$956,257

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net sales	$458,841	$373,817	$863,521	$730,453
Cost of sales	440,416	367,644	823,472	716,119
Startup and transition costs	10,099	10,920	24,453	22,954
Total cost of goods sold	450,515	378,564	847,925	739,073
Gross profit (loss)	8,326	(4,747)	15,596	(8,620)
General and administrative expenses	6,712	6,887	15,634	16,383
Loss on sale of assets and asset impairments	1,451	1,440	2,748	3,358
Restructuring charges, net	2,196	181	2,454	298
Loss from operations	(2,033)	(13,255)	(5,240)	(28,659)
Other income (expense):
Interest expense, net	(2,691)	(2,545)	(5,395)	(4,316)
Foreign currency loss	(6,504)	(1,928)	(10,231)	(968)
Miscellaneous income	321	939	1,060	1,634
Total other expense	(8,874)	(3,534)	(14,566)	(3,650)
Loss before income taxes	(10,907)	(16,789)	(19,806)	(32,309)
Income tax provision	(28,890)	(49,312)	(21,788)	(34,284)
Net loss	$(39,797)	$(66,101)	$(41,594)	$(66,593)

Weighted-average common shares outstanding:
Basic	36,881	35,299	36,742	35,256
Diluted	36,881	35,299	36,742	35,256

Net loss per common share:
Basic	$(1.08)	$(1.87)	$(1.13)	$(1.89)
Diluted	$(1.08)	$(1.87)	$(1.13)	$(1.89)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(39,797)	$(66,101)	$(41,594)	$(66,593)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(2,289)	(5,295)	(11,513)
Unrealized gain (loss) on hedging derivatives, net of taxes of $85, $(939), $736 and $1,100, respectively	(239)	3,549	(3,274)	(4,120)
Comprehensive income (loss)	$(40,040)	$(64,841)	$(50,163)	$(82,226)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2021
				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2020	36,771	$368	$349,472	$(32,990)	$(109,716)	$(6,099)	$201,035
Net loss	—	—	—	—	(1,797)	—	(1,797)
Share-based compensation expense	—	—	2,494	—	—	—	2,494
Issuances under share-based compensation plan	149	1	1,235	—	—	—	1,236
Common stock repurchased for treasury	—	—	—	—	—	(34)	(34)
Other comprehensive loss	—	—	—	(8,326)	—	—	(8,326)
Balance at March 31, 2021	36,920	369	353,201	(41,316)	(111,513)	(6,133)	194,608
Net loss	—	—	—	—	(39,797)	—	(39,797)
Share-based compensation expense	—	—	2,836	—	—	—	2,836
Issuances under share-based compensation plan	328	3	3,490	—	—	—	3,493
Other comprehensive loss	—	—	—	(243)	—	—	(243)
Balance at June 30, 2021	37,248	$372	$359,527	$(41,559)	$(151,310)	$(6,133)	$160,897

	Six Months Ended June 30, 2020
				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2019	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050
Net loss	—	—	—	—	(492)	—	(492)
Share-based compensation expense	—	—	2,970	—	—	—	2,970
Issuances under share-based compensation plan	109	1	861	—	—	—	862
Common stock repurchased for treasury	—	—	—	—	—	(459)	(459)
Other comprehensive loss	—	—	—	(16,893)	—	—	(16,893)
Balance at March 31, 2020	35,435	354	326,737	(40,505)	(91,181)	(4,367)	191,038
Net loss	—	—	—	—	(66,101)	—	(66,101)
Share-based compensation expense	—	—	2,186	—	—	—	2,186
Issuances under share-based compensation plan	81	1	510	—	—	—	511
Common stock repurchased for treasury	—	—	—	—	—	(49)	(49)
Other comprehensive income	—	—	—	1,260	—	—	1,260
Balance at June 30, 2020	35,516	$355	$329,433	$(39,245)	$(157,282)	$(4,416)	$128,845

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(41,594)	$(66,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,110	22,644
Loss on sale of assets and asset impairments	2,748	3,358
Restructuring charges, net	2,454	298
Share-based compensation expense	5,324	5,316
Amortization of debt issuance costs	228	122
Deferred income taxes	13,221	28,134
Changes in assets and liabilities:
Accounts receivable	(19,465)	44,864
Contract assets and liabilities	(16,007)	(53,089)
Operating lease right of use assets and operating lease liabilities	2,971	5,749
Inventories	(2,488)	(5,899)
Prepaid expenses	8,232	(6,272)
Other current assets	7,151	3,396
Other noncurrent assets	(1,767)	(957)
Accounts payable and accrued expenses	15,747	(19,117)
Accrued warranty	(3,390)	9,133
Other noncurrent liabilities	(730)	1,908
Net cash used in operating activities	(3,255)	(27,005)
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,059)	(42,030)
Net cash used in investing activities	(27,059)	(42,030)
Cash flows from financing activities:
Proceeds from revolving and term loans	2,106	80,000
Net repayments of accounts receivable financing	—	(3,829)
Proceeds from working capital loans	6,383	—
Principal repayments of finance leases	(2,803)	(2,837)
Net proceeds from other debt	13,362	23,788
Debt issuance costs	—	(730)
Proceeds from exercise of stock options	4,688	1,371
Repurchase of common stock including shares withheld in lieu of income taxes	(34)	(508)
Net cash provided by financing activities	23,702	97,255
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(323)	(2,525)
Net change in cash, cash equivalents and restricted cash	(6,935)	25,695
Cash, cash equivalents and restricted cash, beginning of year	130,196	71,749
Cash, cash equivalents and restricted cash, end of period	$123,261	$97,444

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$5,255	$3,976
Cash paid for income taxes, net of refunds	14,866	7,393
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	5,384	54,326
Property, plant, and equipment obtained in exchange for new finance lease liabilities	136	—
Accrued capital expenditures in accounts payable	3,682	7,970

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	June 30,	December 31,	June 30,	December 31,
	2021	2020	2020	2019
	(in thousands)
Cash and cash equivalents	$123,107	$129,857	$96,657	$70,282
Restricted cash	154	339	312	992
Restricted cash included within other noncurrent assets	—	—	475	475
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$123,261	$130,196	$97,444	$71,749

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2021, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full years. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended June 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$39,427	$82,491	$131,188	$103,201	$62,397	$418,704
Precision molding and assembly systems sales	—	7,634	5,969	—	—	13,603
Transportation sales	12,227	—	2,688	—	—	14,915
Other sales	5,107	981	3,325	2,149	57	11,619
Total net sales	$56,761	$91,106	$143,170	$105,350	$62,454	$458,841

	Three Months Ended June 30, 2020
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$26,309	$141,540	$78,193	$87,162	$14,859	$348,063
Precision molding and assembly systems sales	—	3,576	3,318	—	—	6,894
Transportation sales	14,539	—	363	—	—	14,902
Other sales	1,231	802	1,546	379	—	3,958
Total net sales	$42,079	$145,918	$83,420	$87,541	$14,859	$373,817

	Six Months Ended June 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$79,054	$154,994	$239,630	$214,228	$109,977	$797,883
Precision molding and assembly systems sales	—	11,598	10,932	—	—	22,530
Transportation sales	18,651	—	4,395	—	—	23,046
Other sales	8,342	1,442	6,672	3,488	118	20,062
Total net sales	$106,047	$168,034	$261,629	$217,716	$110,095	$863,521

	Six Months Ended June 30, 2020
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$62,242	$227,416	$193,379	$175,643	$25,720	$684,400
Precision molding and assembly systems sales	—	8,637	5,020	—	—	13,657
Transportation sales	21,218	—	573	—	—	21,791
Other sales	6,050	1,002	2,698	855	—	10,605
Total net sales	$89,510	$237,055	$201,670	$176,498	$25,720	$730,453

For a further discussion regarding our operating segments, see Note 14, Segment Reporting. The geography of Europe, the Middle East and Africa comprises the EMEA segment.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2021	2020	$ Change
	(in thousands)
Gross contract assets	$234,045	$223,428	$10,617
Less: reclassification from contract liabilities	(2,265)	(6,500)	4,235
Contract assets	$231,780	$216,928	$14,852

	June 30,	December 31,
	2021	2020	$ Change
	(in thousands)
Gross contract liabilities	$4,523	$7,114	$(2,591)
Less: reclassification to contract assets	(2,265)	(6,500)	4,235
Contract liabilities	$2,258	$614	$1,644

Contract assets increased by $14.9 million from December 31, 2020 to June 30, 2021 due to an increase in customer specific material purchases and incremental unbilled production during the six months ended June 30, 2021. Contracts liabilities increased by $1.6 million from December 31, 2020 to June 30, 2021 primarily due to amounts billed to a customer in advance of the production of precision molding and assembly systems during the six months ended June 30, 2021.

For the three and six months ended June 30, 2021, we recognized $0.1 million and $0.1 million, respectively, of revenue related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $3.2 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2021	$874,559	27.3%
2022	1,492,816	46.7
2023	712,885	22.3
2024	118,962	3.7
Total remaining performance obligations	$3,199,222	100.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2021, net revenue recognized from our performance obligations satisfied in previous periods decreased by $4.0 million and $12.5 million, respectively, as compared to increases of $5.8 million and $0.6 million, respectively, in the same periods in 2020. The current year decreases primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

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

In 2021, there have been both significant price increases and supply constraints with respect to resin and carbon fiber, which are key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. We expect that the price of resin and carbon fiber will remain at elevated levels for the remainder of 2021. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore these customers receive/bear 100% of any increase in resin prices. With respect to our other customer supply agreements, our customers typically bear 70% of any raw material price increases. If the supply of resin feedstocks and carbon fiber continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the remainder of 2021 and have a further material adverse impact on our results of operations.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2021 and 2020. U.S. money market accounts are not guaranteed by the FDIC. At June 30, 2021 and December 31, 2020, we had $55.2 million and $68.9 million, respectively, of cash in bank deposit and money market accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At June 30, 2021, this included $58.7 million in China, $5.1 million in Turkey, $2.3 million in Mexico, $1.5 million in India and $0.3 million in other countries. As of December 31, 2020, this included $47.4 million in China, $6.0 million in Turkey, $5.0 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at June 30, 2021 and December 31, 2020, we had short-term deposits in interest bearing accounts in China of $0.2 million and $0.3 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets.
Certain of our debt agreements are either tied to LIBOR or the Euro Interbank Offered Rate (EURIBOR) and certain of them have associated interest rate hedges. Due to the relatively low LIBOR and EURIBOR rates in effect as of June 30, 2021, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

Note 4. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Warranty accrual at beginning of period	$45,956	$51,528	$50,852	$47,639
Accrual during the period	5,400	4,509	10,247	8,374
Cost of warranty services provided during the period	(3,781)	(5,267)	(11,352)	(8,482)
Changes in estimate for pre-existing warranties, including expirations during the period	(113)	6,002	(2,285)	9,241
Warranty accrual at end of period	$47,462	$56,772	$47,462	$56,772

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities, consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Senior revolving loan—U.S.	$171,154	$171,154
Unsecured financing—EMEA	45,913	30,040
Equipment financing—EMEA	2,101	4,335
Secured and unsecured working capital—India	6,383	—
Unsecured term loan—India	2,106	—
Equipment finance lease—Mexico	6,261	8,038
Equipment finance lease—EMEA	3,012	4,119
Other equipment finance leases	168	232
Total debt—principal	237,098	217,918
Less: Debt issuance costs	(823)	(1,051)
Total debt, net of debt issuance costs	236,275	216,867
Less: Current maturities of long-term debt	(56,137)	(32,551)
Long-term debt, net of debt issuance costs and current maturities	$180,138	$184,316

Note 6. Share-Based Compensation Plans

During the six months ended June 30, 2021, we issued to certain employees and non-employee directors an aggregate of 168,993 timed-based restricted stock units (RSUs), 58,396 performance-based restricted stock units (PSUs) that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2021 through December 31, 2023, and 79,784 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2023. All of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of goods sold	$1,129	$465	$1,332	$636
General and administrative expenses	1,796	1,909	3,992	4,680
Total share-based compensation expense	$2,925	$2,374	$5,324	$5,316

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
RSUs	$1,772	$1,181	$3,027	$2,137
Stock options	573	599	1,191	2,252
PSUs	580	594	1,106	927
Total share-based compensation expense	$2,925	$2,374	$5,324	$5,316

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

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Total operating lease cost	$9,645	$9,148	$19,361	$17,719

Finance lease cost
Amortization of assets under finance leases	$906	$1,413	$1,806	$2,960
Interest on finance leases	169	256	358	535
Total finance lease cost	$1,075	$1,669	$2,164	$3,495

Total lease assets and liabilities were as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Operating Leases
Operating lease right of use assets	$148,991	$158,827

Current operating lease liabilities	$23,100	$26,099
Noncurrent operating lease liabilities	152,059	155,925
Total operating lease liabilities	$175,159	$182,024

Finance Leases
Property, plant and equipment, gross	$27,069	$28,462
Less: accumulated depreciation	(13,341)	(12,461)
Total property, plant and equipment, net	$13,728	$16,001

Current maturities of long-term debt	$6,104	$6,018
Long-term debt, net of debt issuance costs and current maturities	3,337	6,371
Total finance lease liabilities	$9,441	$12,389

Future minimum lease payments under noncancelable leases as of June 30, 2021 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2021	$18,046	$2,955
2022	33,175	5,824
2023	31,374	904
2024	27,381	254
2025	27,076	37
Thereafter	100,393	7
Total future minimum lease payments	237,445	9,981
Less: interest	(62,286)	(540)
Total lease liabilities	$175,159	$9,441

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,297	$14,651
Operating cash flows from finance leases	358	535
Financing cash flows from finance leases	2,803	2,837

Other information related to leases was as follows:

	June 30,	December 31,
	2021	2020
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.3	7.7
Finance leases	1.8	2.2

Weighted-Average Discount Rate:
Operating leases	8.0%	7.9%
Finance leases	6.3%	6.4%

As of June 30, 2021, there were no material additional leases related to our manufacturing facilities, warehouses, offices, automobiles or our machinery and equipment which have not yet commenced.

Note 8. Financial Instruments

Interest Rate Swap

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with our U.S. senior revolving credit agreement (the Credit Agreement). We do not use such swap contracts for speculative or trading purposes.

As of June 30, 2021, no interest rate swaps originally designated for hedge accounting were de-designated or terminated. No ineffectiveness on our interest rate swaps was recognized as of June 30, 2021, and none is anticipated over the remaining term of the agreement.

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

With regards to our foreign exchange call option contracts, for the three and six months ended June 30, 2021, $0.7 million and $1.4 million, respectively, of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations. The net income (loss) recognized in accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity for our foreign exchange call option contracts is expected to be recognized in cost of sales in our condensed consolidated statements of operations during the next nine months.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2021 and December 31, 2020, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 1.6 billion Mexican Pesos (approximately $79.7 million) and approximately 0.4 billion Mexican Pesos (approximately $17.3 million), respectively.

Chinese Renminbi

With regards to our foreign exchange forward contracts, for which hedge accounting does not apply, for the three and six months ended June 30, 2021, $0.5 million and $0.6 million, respectively, in gains were recorded through foreign currency loss within our condensed consolidated statements of operations.

India Rupee

With regards to our foreign exchange forward contracts and our foreign exchange call option contracts, for which hedge accounting does not apply, for the three and six months ended June 30, 2021, $0.5 million and $1.2 million, respectively, in gains were recorded through foreign currency loss within our condensed consolidated statements of operations. Additionally, with regards to our foreign exchange call option contracts, for the three and six months ended June 30, 2021, $0.3 million and $0.3 million, respectively, of premium amortization was recorded as losses through foreign currency loss within our condensed consolidated statements of operations.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	June 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2021	2020
		(in thousands)
Foreign exchange forward contracts	Other current assets	$1,706	$5,832
Foreign exchange forward contracts	Accounts payable and accrued expenses	1,218	2,096
Interest rate swap	Other noncurrent liabilities	3,365	4,414

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Six Months Ended
Other Comprehensive	Statement of Operations	June 30,		June 30,
Loss Component	Line Item	2021	2020	2021	2020
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(1,035)	$2,738	$(3,037)	$2,516

Note 9. Income Taxes

The income tax provisions for the three and six months ended June 30, 2021 were lower than for the corresponding periods in 2020 primarily due to the change in the mix of earnings of foreign jurisdictions and U.S. tax on foreign earnings in the comparable periods, partially offset by the recording of a full U.S. valuation allowance during the three months ended June 30, 2021 and an increase in our uncertain tax positions for the three and six months ended June 30, 2021 as compared to the same periods in 2020.

No changes in tax law occurred during the six months ended June 30, 2021, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net Loss	$(39,797)	$(66,101)	$(41,594)	$(66,593)

Denominator:
Basic weighted-average shares outstanding	36,881	35,299	36,742	35,256
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	36,881	35,299	36,742	35,256

Basic net loss per common share	$(1.08)	$(1.87)	$(1.13)	$(1.89)
Diluted net loss per common share	$(1.08)	$(1.87)	$(1.13)	$(1.89)

Potentially dilutive shares excluded from the calculation due to net losses in the period	1,607	1,154	1,864	1,117
Anti dilutive share-based compensation awards excluded from the calculation	—	6	—	55
Performance-based restricted stock units excluded from the calculation because the performance conditions had not been met	196	98	196	98

Note 11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Six Months Ended June 30, 2021
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(5,291)	597	(2,281)	(6,975)
Amounts reclassified from AOCL	—	—	(2,002)	(2,002)
Net tax effect	—	(139)	790	651
Net current period other comprehensive income (loss)	(5,291)	458	(3,493)	(8,326)
Balance at March 31, 2021	(35,402)	(2,985)	(2,929)	(41,316)
Other comprehensive income (loss) before reclassifications	(4)	452	259	707
Amounts reclassified from AOCL	—	—	(1,035)	(1,035)
Net tax effect	—	(105)	190	85
Net current period other comprehensive income (loss)	(4)	347	(586)	(243)
Balance at June 30, 2021	$(35,406)	$(2,638)	$(3,515)	$(41,559)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2020
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2019	$(22,012)	$(2,145)	$545	$(23,612)
Other comprehensive income (loss) before reclassifications	(9,223)	(2,550)	(6,936)	(18,709)
Amounts reclassified from AOCL	—	—	(222)	(222)
Net tax effect	—	535	1,503	2,038
Net current period other comprehensive income (loss)	(9,223)	(2,015)	(5,655)	(16,893)
Balance at March 31, 2020	(31,235)	(4,160)	(5,110)	(40,505)
Other comprehensive income (loss) before reclassifications	(2,290)	—	1,750	(540)
Amounts reclassified from AOCL	—	—	2,738	2,738
Net tax effect	—	—	(938)	(938)
Net current period other comprehensive income (loss)	(2,290)	—	3,550	1,260
Balance at June 30, 2020	$(33,525)	$(4,160)	$(1,560)	$(39,245)

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

Note 13. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021		2020		2021		2020
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Vestas	$208,787	45.5%	$193,426	51.7%	$378,005	43.8%	$350,838	48.0%
GE	105,937	23.1%	71,176	19.0%	210,789	24.4%	171,308	23.5%
Nordex	81,505	17.8%	62,258	16.7%	158,048	18.3%	115,515	15.8%

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	June 30,	December 31,
	2021	2020
Customer	% of Total	% of Total
Nordex	36.5%	40.8%
Vestas	32.9%	35.0%
Siemens Gamesa	10.8%	5.9%

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net sales by segment:
U.S.	$56,761	$42,079	$106,047	$89,510
Asia	91,106	145,918	168,034	237,055
Mexico	143,170	83,420	261,629	201,670
EMEA	105,350	87,541	217,716	176,498
India	62,454	14,859	110,095	25,720
Total net sales	$458,841	$373,817	$863,521	$730,453

Net sales by geographic location (1):
United States	$56,761	$42,079	$106,047	$89,510
China	91,106	145,918	168,034	237,055
Mexico	143,170	83,420	261,629	201,670
Turkey	105,350	87,541	217,716	176,498
India	62,454	14,859	110,095	25,720
Total net sales	$458,841	$373,817	$863,521	$730,453

Income (loss) from operations:
U.S. (2)	$148	$(12,045)	$(11,472)	$(27,631)
Asia	8,105	18,492	10,814	23,564
Mexico	(25,256)	(11,324)	(29,280)	(13,092)
EMEA	10,782	(1,145)	20,570	1,519
India	4,188	(7,233)	4,128	(13,019)
Total loss from operations	$(2,033)	$(13,255)	$(5,240)	$(28,659)

	June 30,	December 31,
	2021	2020
	(in thousands)
Property, plant and equipment, net:
U.S.	$33,246	$31,811
Asia (China)	41,143	46,075
Mexico	78,839	78,813
EMEA (Turkey)	22,154	28,312
India	30,334	23,990
Total property, plant and equipment, net	$205,716	$209,001

(1) Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.

(2) The losses from operations in our U.S. segment includes corporate general and administrative costs of $6.7 million and $6.9 million for the three months ended June 30, 2021 and 2020, respectively, and $15.6 million and $16.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

The COVID-19 pandemic did not materially adversely affect our business and operations during the three and six months ended June 30, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. For example, India and Turkey recently experienced significant increases in positive COVID-19 cases although these resurgences did not have a material impact on our operations during the three months ended June 30, 2021. In addition, although we currently have not experienced any significant disruptions in our global supply chain due to the COVID-19 pandemic, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists.

We expect decreased demand for our wind blades from our customers during the remainder of 2021, in particular during the fourth quarter. We believe this decrease in demand is short term and due to the continued global renewable energy regulatory and policy uncertainty and raw material cost increases mentioned below. The result is an expected adverse impact to our Adjusted EBITDA in 2021 of approximately $28 million. We believe that general optimism around potential legislation in the U.S. to extend the Production Tax Credit (PTC) on a long-term basis is causing developers to reevaluate project timelines in anticipation of being able to build projects at higher PTC levels once the expected extensions are in place and therefore are not purchasing wind blades or turbines to satisfy current PTC safe harbor requirements.

In 2021, there have been both significant price increases and supply constraints with respect to resin and carbon fiber, which are key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. The resin price increases and supply constraints are due to a multitude of factors, including the extreme cold weather in Texas in February 2021, fires at resin manufacturing facilities in China and unplanned maintenance outages at resin manufacturing facilities in Europe.  Carbon fiber prices have increased primarily due to the cost of raw material inputs as well as increased global demand for carbon fiber across multiple industries. These raw material price increases adversely affected our results of operations by approximately $4.4 million for both the three and six months ended June 30, 2021. We expect that the price of resin and carbon fiber will remain at elevated levels for the remainder of 2021. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore these customers receive/bear 100% of any increase in resin prices. With respect to our other customer supply agreements, our customers typically bear 70% of any raw material price increases. After taking into account our contractual share of any price increases for resin and carbon fiber, we estimate that the impact of these raw materials price increases, together with increased logistics costs, will adversely impact our results of operations by approximately $20 million for 2021. If the supply of resin feedstocks and carbon fiber continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the remainder of 2021 and have a further material adverse impact on our results of operations for the remainder of 2021.

We are forecasting to incur a total of between $22 million and $37 million of restructuring charges associated with our global footprint alignment and consolidation in 2021 and 2022 relating to our China and North America operations. Between $15 million and $22 million of the total is forecasted to be incurred in 2021, with the remainder in 2022. We are forecasting that between 20% to 30% of the restructuring charges will be non-cash.

In July 2021, we commenced supplying wind blades to one of our customers at a manufacturing facility in Matamoros, Mexico pursuant to a 3-year supply agreement.  In connection with the supply agreement, we will, among other things, (1) operate the manufacturing facility, and (2) utilize our workforce, procure raw materials and manufacture blades for the customer. The customer will resume management and operation of the wind blade manufacturing facility at the end of the 3-year term if the supply agreement is not extended and we will cease to operate and supply blades from the customer’s manufacturing facility.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K.

KEY FINANCIAL MEASURES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net sales	$458,841	$373,817	$863,521	$730,453
Net loss	$(39,797)	$(66,101)	$(41,594)	$(66,593)
EBITDA (1)	$4,285	$(2,628)	$9,699	$(5,349)
Adjusted EBITDA (1)	$17,361	$3,295	$30,456	$4,591
Capital expenditures			$27,059	$42,030
Free cash flow (1)			$(30,314)	$(69,035)

	June 30,	December 31,
	2021	2020
	(in thousands)
Total debt, net of debt issuance costs	$236,275	$216,867
Net debt (1)	$(113,991)	$(88,061)

(1)
See below for a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net debt to net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(39,797)	$(66,101)	$(41,594)	$(66,593)
Adjustments:
Depreciation and amortization	12,501	11,616	24,110	22,644
Interest expense, net	2,691	2,545	5,395	4,316
Income tax provision	28,890	49,312	21,788	34,284
EBITDA	4,285	(2,628)	9,699	(5,349)
Share-based compensation expense	2,925	2,374	5,324	5,316
Foreign currency loss	6,504	1,928	10,231	968
Loss on sale of assets and asset impairments	1,451	1,440	2,748	3,358
Restructuring charges, net	2,196	181	2,454	298
Adjusted EBITDA	$17,361	$3,295	$30,456	$4,591

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(3,255)	$(27,005)
Less capital expenditures	(27,059)	(42,030)
Free cash flow	$(30,314)	$(69,035)

Net debt is reconciled as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$123,107	$129,857
Less total debt, net of debt issuance costs	(236,275)	(216,867)
Less debt issuance costs	(823)	(1,051)
Net debt	$(113,991)	$(88,061)

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sets	843	788	1,657	1,519
Estimated megawatts	3,303	2,655	6,375	4,984
Utilization	82%	70%	80%	70%
Dedicated manufacturing lines	50	52	50	52
Manufacturing lines installed	51	54	52	54

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and six months ended June 30, 2021 and 2020 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	96.0	98.4	95.4	98.0
Startup and transition costs	2.2	2.9	2.8	3.2
Total cost of goods sold	98.2	101.3	98.2	101.2
Gross profit (loss)	1.8	(1.3)	1.8	(1.2)
General and administrative expenses	1.5	1.8	1.8	2.2
Loss on sale of assets and asset impairments	0.3	0.4	0.3	0.5
Restructuring charges, net	0.5	0.1	0.3	0.0
Loss from operations	(0.5)	(3.6)	(0.6)	(3.9)
Total other expense	(1.9)	(0.9)	(1.7)	(0.5)
Loss before income taxes	(2.4)	(4.5)	(2.3)	(4.4)
Income tax provision	(6.3)	(13.2)	(2.5)	(4.7)
Net loss	(8.7)%	(17.7)%	(4.8)%	(9.1)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$418,704	$348,063	$70,641	20.3%	$797,883	$684,400	$113,483	16.6%
Precision molding and assembly systems sales	13,603	6,894	6,709	97.3%	22,530	13,657	8,873	65.0%
Transportation sales	14,915	14,902	13	0.1%	23,046	21,791	1,255	5.8%
Other sales	11,619	3,958	7,661	193.6%	20,062	10,605	9,457	89.2%
Total net sales	$458,841	$373,817	$85,024	22.7%	$863,521	$730,453	$133,068	18.2%

The increase in net sales of wind blades during the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily driven by a 7% and 9% increase in the number of wind blades produced, respectively, primarily as a result of increased production at our Mexico, India, Turkey and Iowa facilities. The increase was also due to a higher average sales price due to the mix of wind blade models produced during the three and six months ended June 30, 2021 as compared to the same periods in 2020 and foreign currency fluctuations. Additionally, when comparing our net sales during the three and six months ended June 30, 2021 against the comparable prior year periods, our net sales were negatively impacted by the removal of five contracted manufacturing lines that expired in China at the end of 2020, which was partially offset by the adverse impact that the COVID-19 pandemic had on our net sales in the prior year periods. Finally, the net sales increases in both periods were partially offset by a decrease in the year over year number of wind blades still in the production process at the end of the periods. The fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations had a favorable impact of 1.8% and 1.7% on consolidated net sales for the three and six months ended June 30, 2021, respectively, as compared to the 2020 periods.

Segment discussion

The following table summarizes our net sales by our five geographic operating segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
U.S.	$56,761	$42,079	$14,682	34.9%	$106,047	$89,510	$16,537	18.5%
Asia	91,106	145,918	(54,812)	-37.6%	168,034	237,055	(69,021)	-29.1%
Mexico	143,170	83,420	59,750	71.6%	261,629	201,670	59,959	29.7%
EMEA	105,350	87,541	17,809	20.3%	217,716	176,498	41,218	23.4%
India	62,454	14,859	47,595	NM	110,095	25,720	84,375	NM
Total net sales	$458,841	$373,817	$85,024	22.7%	$863,521	$730,453	$133,068	18.2%

NM - not meaningful

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$39,427	$26,309	$13,118	49.9%	$79,054	$62,242	$16,812	27.0%
Transportation sales	12,227	14,539	(2,312)	-15.9%	18,651	21,218	(2,567)	-12.1%
Other sales	5,107	1,231	3,876	NM	8,342	6,050	2,292	37.9%
Total net sales	$56,761	$42,079	$14,682	34.9%	$106,047	$89,510	$16,537	18.5%

The increase in the U.S. segment’s net sales of wind blades during the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to a 35% and 17% increase in the number of wind blades produced, respectively, primarily due to the adverse impact of the COVID-19 pandemic in the prior year periods, as well as a higher average sales price of wind blade models produced in the two comparative periods.

Asia Segment

The following table summarizes our net sales by product/service for the Asia segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$82,491	$141,540	$(59,049)	-41.7%	$154,994	$227,416	$(72,422)	-31.8%
Precision molding and assembly systems sales	7,634	3,576	4,058	113.5%	11,598	8,637	2,961	34.3%
Other sales	981	802	179	22.3%	1,442	1,002	440	43.9%
Total net sales	$91,106	$145,918	$(54,812)	-37.6%	$168,034	$237,055	$(69,021)	-29.1%

The decrease in the Asia segment’s net sales of wind blades during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a 52% decrease in the number of wind blades produced, primarily due to the removal of five contracted manufacturing lines that expired in China at the end of 2020. The sales decrease during the three months ended June 30, 2021 was partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. Additionally, for the three months ended June 30, 2021, there was an increase in the period over period number of wind blades still in the production process at the end of the period. The fluctuating U.S. dollar against the Chinese Renminbi in our China operations had a favorable impact of 0.1% on consolidated net sales for the three months ended June 30, 2021 as compared to the 2020 period.

The decrease in the Asia segment’s net sales of wind blades during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to a 35% decrease in the number of wind blades produced, primarily due to the removal of five contracted manufacturing lines that expired in China at the end of 2020, partially offset by the adverse impact that the COVID-19 pandemic had on our net sales in the prior year period. In addition, for the six months ended June 30, 2021, there was a decrease in the period over period number of wind blades still in the production process at the end of the period. The sales decreases during the six months ended June 30, 2021 was partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. The fluctuating U.S. dollar against the Chinese Renminbi in our China operations had a favorable impact of 0.2% on consolidated net sales for the six months ended June 30, 2021 as compared to the 2020 period.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$131,188	$78,193	$52,995	67.8%	$239,630	$193,379	$46,251	23.9%
Precision molding and assembly systems sales	5,969	3,318	2,651	79.9%	10,932	5,020	5,912	117.8%
Transportation sales	2,688	363	2,325	NM	4,395	573	3,822	NM
Other sales	3,325	1,546	1,779	115.1%	6,672	2,698	3,974	147.3%
Total net sales	$143,170	$83,420	$59,750	71.6%	$261,629	$201,670	$59,959	29.7%

The increase in the Mexico segment’s net sales of wind blades during the three and six months ended June 30, 2021 as compared to the same periods in 2020 reflects a 76% and 24% net increase in overall wind blade volume, respectively, primarily due to the adverse impact of the COVID-19 pandemic in the prior year periods, as well as an increase in the average sales price of wind blades due to the mix of wind blades produced in the two comparative periods.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$103,201	$87,162	$16,039	18.4%	$214,228	$175,643	$38,585	22.0%
Other sales	2,149	379	1,770	NM	3,488	855	2,633	NM
Total net sales	$105,350	$87,541	$17,809	20.3%	$217,716	$176,498	$41,218	23.4%

The increase in the EMEA segment’s net sales of wind blades during the three and six months ended June 30, 2021 as compared to the same periods in 2020 was driven by a 19% and 14% increase in wind blade production at our two Turkey plants, respectively, primarily due to transitions and the adverse impact of the COVID-19 pandemic in the prior year, as well as an increase in the average sales price of wind blades produced in the two comparative periods and foreign currency fluctuations. The sales increases for three months ended June 30, 2021 were partially offset by a decrease in the year over year number of wind blades still in the production process at the end of the period. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 7.9% and 6.5% on net sales during the three and six months ended June 30, 2021, respectively, as compared to the 2020 periods.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$62,397	$14,859	$47,538	NM	$109,977	$25,720	$84,257	NM
Other sales	57	—	57	NM	118	—	118	NM
Total net sales	$62,454	$14,859	$47,595	NM	$110,095	$25,720	$84,375	NM

The increase in the India segment’s net sales of wind blades during the three and six months ended June 30, 2021 as compared to the same period in 2020 was driven by the commencement of production in 2020, and the ramp up of such production in 2021.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Cost of sales	$440,416	$367,644	$72,772	19.8%	$823,472	$716,119	$107,353	15.0%
Startup costs	4,504	6,897	(2,393)	-34.7%	9,056	14,753	(5,697)	-38.6%
Transition costs	5,595	4,023	1,572	39.1%	15,397	8,201	7,196	87.7%
Total startup and transition costs	10,099	10,920	(821)	-7.5%	24,453	22,954	1,499	6.5%
Total cost of goods sold	$450,515	$378,564	$71,951	19.0%	$847,925	$739,073	$108,852	14.7%
% of net sales	98.2%	101.3%		-3.1%	98.2%	101.2%		-3.0%

Total cost of goods sold as a percentage of net sales decreased by approximately three percentage points during the three and six months ended June 30, 2021 as compared to the same periods in 2020, driven primarily by a decrease in warranty costs and direct labor costs, partially offset by an increase in direct material costs and foreign currency fluctuations. The fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso had an unfavorable impact of 2.2% and 1.7% on consolidated cost of goods sold for the three and six months ended June 30, 2021, respectively, as compared to the 2020 periods.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$6,712	$6,887	$(175)	-2.5%	$15,634	$16,383	$(749)	-4.6%
% of net sales	1.5%	1.8%		-0.3%	1.8%	2.2%		-0.4%

The decreases in general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2021 as compared to the same periods in 2020 were primarily driven by our continued focus on reducing costs.

Restructuring costs, net

The increases in restructuring costs, net for the three and six months ended June 30, 2021 as compared to the same periods in 2020 were associated with the optimization of our global footprint, comprised of $2.2 million and $2.5 million, respectively, of severance benefits to terminated employees. All severance benefits were paid to the terminated employees by the end of July 2021.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our five geographic operating segments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
U.S.	$148	$(12,045)	$12,193	101.2%	$(11,472)	$(27,631)	$16,159	58.5%
Asia	8,105	18,492	(10,387)	-56.2%	10,814	23,564	(12,750)	-54.1%
Mexico	(25,256)	(11,324)	(13,932)	-123.0%	(29,280)	(13,092)	(16,188)	-123.6%
EMEA	10,782	(1,145)	11,927	NM	20,570	1,519	19,051	NM
India	4,188	(7,233)	11,421	157.9%	4,128	(13,019)	17,147	131.7%
Total loss from operations	$(2,033)	$(13,255)	$11,222	84.7%	$(5,240)	$(28,659)	$23,419	81.7%
% of net sales	-0.4%	-3.5%		3.1%	-0.6%	-3.9%		3.3%

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to the increase in wind blade volume, an increase in the average sales price of wind blades and a decrease in direct labor costs, partially offset by an increase in direct material costs at our Newton, Iowa blade facility.

Asia Segment

The decrease in the income from operations in the Asia segment for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to the decrease in the net sales of wind blades and foreign currency fluctuations, partially offset by an increase in the average sales price of wind blades. In addition, for the six months ended June 30, 2021, there was a decrease in startup and transition costs. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 6.7% and 6.5% on cost of goods sold for the three and six months ended June 30, 2021, respectively, as compared to the 2020 periods.

Mexico Segment

The increase in the loss from operations in the Mexico segment for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to an increase in direct material costs and startup and transition costs, partially offset by the increase in wind blade volume and an increase in the average sales price of wind blades. In addition, for the three and six months ended June 30, 2021, there was an increase and a decrease, respectively, in warranty costs as compared to the 2020 periods. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 2.1% and 1.1% on cost of goods sold for the three and six months ended June 30, 2021, respectively, as compared to the 2020 periods.

EMEA Segment

The increase in the income from operations in the EMEA segment for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily driven by increased wind blade production at our two Turkey manufacturing facilities, an increase in the average sales price of wind blades, and a decrease in warranty costs. In addition, for the three months ended June 30, 2021, there was a decrease in startup and transition costs as compared to the 2020 period. Additionally, for the six months ended June 30, 2021, there was an increase in direct material costs as compared to the 2020 period. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had an unfavorable impact of 1.1% and 0.4% on cost of goods sold for the three and six months ended June 30, 2021, respectively, as compared to the 2020 periods.

India Segment

The increase in the income from operations in the India segment for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was driven by the commencement of production in 2020, and the ramp up of such production in 2021.

Other income (expense)

The following table summarizes our total other income (expense) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(2,691)	$(2,545)	$(146)	-5.7%	$(5,395)	$(4,316)	$(1,079)	-25.0%
Foreign currency loss	(6,504)	(1,928)	(4,576)	NM	(10,231)	(968)	(9,263)	NM
Miscellaneous income	321	939	(618)	-65.8%	1,060	1,634	(574)	-35.1%
Total other expense	$(8,874)	$(3,534)	$(5,340)	-151.1%	$(14,566)	$(3,650)	$(10,916)	NM

The increase in the total other expense for the three and six months ended June 30, 2021 as compared to the same periods in 2020 were primarily due to an increase in the foreign currency loss primarily due to net Euro liability exposure against the Turkish Lira in the current year periods as compared to the same periods in 2020.

Income taxes

The following table summarizes our income taxes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Income tax provision	$(28,890)	$(49,312)	$20,422	41.4%	$(21,788)	$(34,284)	$12,496	36.4%
Effective tax rate	-264.9%	-293.7%			-110.0%	-106.1%

See Note 9, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and six months ended June 30, 2021 and 2020.

Net loss

The following table summarizes our net loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Net loss	$(39,797)	$(66,101)	$26,304	39.8%	$(41,594)	$(66,593)	$24,999	37.5%

The decrease in the net loss for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to the reasons set forth above. The diluted net loss per share was $1.08 for the three months ended June 30, 2021, compared to a diluted net loss per share of $1.87 for the three months ended June 30, 2020. The diluted net loss per share was $1.13 for the six months ended June 30, 2021, compared to a diluted net loss per share of $1.89 for the six months ended June 30, 2020.

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

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment at our new facilities and expansion and improvements at our existing facilities. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net proceeds under our financing arrangements of $19.0 million for the six months ended June 30, 2021 as compared to net proceeds under our financing arrangements of $97.1 million in the comparable period of 2020. As of June 30, 2021 and December 31, 2020, we had $237.1 million and $217.9 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of June 30, 2021, we had an aggregate of $115.9 million of remaining capacity and $91.1 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased, as well as increased raw material costs primarily related to resin, carbon fiber and logistics. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flows from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At June 30, 2021 and December 31, 2020, we had unrestricted cash, cash equivalents and short-term investments totaling $123.1 million and $129.9 million, respectively. The June 30, 2021 balance includes $67.9 million of cash located outside of the United States, including $58.7 million in China, $5.1 million in Turkey, $2.3 million in Mexico, $1.5 million in India, and $0.3 million in other countries.

Our ability to repatriate funds from China is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.6 million as of June 30, 2021 and December 31, 2020) of registered capital is contributed to a surplus reserve, our China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At June 30, 2021 and December 31, 2020, the amount of the surplus reserve fund was $9.4 million and $7.0 million, respectively. In July 2021, China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of June 30, 2021 was $237.1 million, including our Credit Agreement, secured and unsecured financing agreements and equipment finance leases. See Note 5, Long-Term Debt, Net of Current Maturities, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	$ Change
	(in thousands)
Net cash used in operating activities	$(3,255)	$(27,005)	$23,750
Net cash used in investing activities	(27,059)	(42,030)	14,971
Net cash provided by financing activities	23,702	97,255	(73,553)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(323)	(2,525)	2,202
Net change in cash, cash equivalents and restricted cash	$(6,935)	$25,695	$(32,630)

Operating Cash Flows

Net cash used in operating activities decreased by $23.8 million for the six months ended June 30, 2021 as compared to the same period in 2020 primarily as a result of higher operating results and favorable working capital usage.

Investing Cash Flows

Net cash used in investing activities decreased by $15.0 million for the six months ended June 30, 2021 as compared to the same period in 2020 as a result of a decrease in capital expenditures.

We anticipate fiscal year 2021 capital expenditures of between $55 million to $65 million and we estimate that the cost that we will incur after June 30, 2021 to complete our current projects in process will be approximately $8.5 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India and the continued investment in our existing Tukey, Mexico, China and U.S. facilities.

Financing Cash Flows

Net cash provided by financing activities decreased by $73.6 million for the six months ended June 30, 2021 as compared to the same period in 2020 primarily as a result of decreased net borrowings on our revolving loans.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of June 30, 2021:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	LIBOR plus 1.25%
2021	Mexico	LIBOR plus 1.25%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended June 30, 2021 and 2020, $360.8 million and $235.7 million, respectively, and during the six months ended June 30, 2021 and 2020, $654.9 million and $459.9 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Basis of Presentation, under the heading “Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2021, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $15.7 million for the six months ended June 30, 2021.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials. We have not hedged our commodity price exposure. We generally lock in pricing for most of our key raw materials for 12 months which protects us from price increases within that period, which we believe helps to mitigate the impact of raw material price increases. As many of our raw material supply agreements have meet or release clauses, if raw materials prices decrease, we are able to benefit from the reductions in price.

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations.

Prior to taking into account any contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems, we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $11.8 million for the full year 2021. Under our customer supply agreements, our customers typically receive 70% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of June 30, 2021, our Credit Agreement includes interest on the unhedged principal amount of $96.2 million which is tied to the London Interbank Offered Rate (LIBOR), our India segment has two credit agreements outstanding which are tied to LIBOR, and our EMEA segment has one general credit agreement outstanding which is tied to the Euro Interbank Offered Rate (EURIBOR). For a discussion of the interest rate swap arrangement we entered into related to our Credit Agreement, see Note 13, Financial Instruments, to the notes to the consolidated financial statements within our 2020 Annual Report on Form 10-K. The India credit agreements had secured and unsecured working capital financing of $6.4 million and unsecured term loan financing of $2.1 million outstanding as of June 30, 2021. The two EMEA credit agreements had unsecured financing of $5.9 million and financing of capital expenditures of $2.1 million outstanding as of June 30, 2021. Our Credit Agreement, the two India credit agreements, and the one EMEA general credit agreement are the only variable rate debt agreements that we had outstanding as of June 30, 2021 as all remaining working capital loans, secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of June 30, 2021, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2021 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Our business, operations and financial condition during the six months ended June 30, 2021 were not materially adversely affected by the COVID-19 pandemic however we cannot estimate the duration of the COVID-19 pandemic and our business may be adversely affected in the future if the COVID-19 pandemic persists.

The COVID-19 pandemic did not materially adversely affect our business and operations during the six months ended June 30, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. For example, India and Turkey recently experienced significant increases in positive COVID-19 cases although these resurgences did not have a material impact on our operations during the six months ended June 30, 2021. In addition, although we are not currently experiencing any significant disruptions in our global supply chain due to the COVID-19 pandemic, our global supply chain may in the future be adversely affected if the COVID-19 pandemic persists.

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

TPI COMPOSITES, INC.

Date: August 5, 2021	By:	/s/ Adan Gossar
Adan Gossar
Chief Accounting Officer
(Principal Accounting Officer)