Form 10-Q
period 2021-09-30
TPI COMPOSITES, INC
filed 2021-11-09
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 37,070,744 shares of common stock outstanding.

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
•
the sufficiency of our cash and cash equivalents and our ability to raise additional capital to meet our liquidity needs;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$119,005	$129,857
Restricted cash	153	339
Accounts receivable	178,104	132,768
Contract assets	244,774	216,928
Prepaid expenses	22,916	29,507
Other current assets	22,613	27,921
Inventories	11,251	10,839
Total current assets	598,816	548,159
Property, plant and equipment, net	192,326	209,001
Operating lease right of use assets	146,794	158,827
Other noncurrent assets	24,653	40,270
Total assets	$962,589	$956,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$346,272	$295,992
Accrued warranty	42,479	50,852
Current maturities of long-term debt	251,563	32,551
Current operating lease liabilities	22,939	26,099
Contract liabilities	—	614
Total current liabilities	663,253	406,108
Long-term debt, net of current maturities	10,566	184,316
Noncurrent operating lease liabilities	149,742	155,925
Other noncurrent liabilities	7,964	8,873
Total liabilities	831,525	755,222
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 37,279 shares issued and 37,071 shares outstanding at September 30, 2021 and 100,000 shares authorized, 36,771 shares issued and 36,564 shares outstanding at December 31, 2020	373	368
Paid-in capital	361,987	349,472
Accumulated other comprehensive loss	(43,176)	(32,990)
Accumulated deficit	(181,987)	(109,716)
Treasury stock, at cost, 208 shares at September 30, 2021 and 207 shares at December 31, 2020	(6,133)	(6,099)
Total stockholders’ equity	131,064	201,035
Total liabilities and stockholders’ equity	$962,589	$956,257

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net sales	$479,599	$474,113	$1,343,120	$1,204,566
Cost of sales	472,188	425,064	1,295,660	1,141,183
Startup and transition costs	14,541	8,576	38,994	31,530
Total cost of goods sold	486,729	433,640	1,334,654	1,172,713
Gross profit (loss)	(7,130)	40,473	8,466	31,853
General and administrative expenses	8,185	9,263	23,819	25,646
Loss on sale of assets and asset impairments	7,250	2,160	9,998	5,518
Restructuring charges, net	1,422	45	3,876	343
Income (loss) from operations	(23,987)	29,005	(29,227)	346
Other income (expense):
Interest expense, net	(2,662)	(3,093)	(8,057)	(7,409)
Foreign currency income (loss)	3,958	(17,127)	(6,273)	(18,095)
Miscellaneous income	262	1,259	1,322	2,893
Total other income (expense)	1,558	(18,961)	(13,008)	(22,611)
Income (loss) before income taxes	(22,429)	10,044	(42,235)	(22,265)
Income tax benefit (provision)	(8,248)	32,338	(30,036)	(1,946)
Net income (loss)	$(30,677)	$42,382	$(72,271)	$(24,211)

Weighted-average common shares outstanding:
Basic	37,052	35,546	36,846	35,354
Diluted	37,052	37,423	36,846	35,354

Net income (loss) per common share:
Basic	$(0.83)	$1.19	$(1.96)	$(0.68)
Diluted	$(0.83)	$1.13	$(1.96)	$(0.68)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$(30,677)	$42,382	$(72,271)	$(24,211)
Other comprehensive income (loss):
Foreign currency translation adjustments	(889)	(1,662)	(6,184)	(13,175)
Unrealized gain (loss) on hedging derivatives, net of taxes of $(394), $(1,100), $342 and $0, respectively	(728)	2,961	(4,002)	(1,159)
Comprehensive income (loss)	$(32,294)	$43,681	$(82,457)	$(38,545)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2021
				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2020	36,771	$368	$349,472	$(32,990)	$(109,716)	$(6,099)	$201,035
Net loss	—	—	—	—	(1,797)	—	(1,797)
Share-based compensation expense	—	—	2,494	—	—	—	2,494
Issuances under share- based compensation plan	149	1	1,235	—	—	—	1,236
Common stock repurchased for treasury	—	—	—	—	—	(34)	(34)
Other comprehensive loss	—	—	—	(8,326)	—	—	(8,326)
Balance at March 31, 2021	36,920	369	353,201	(41,316)	(111,513)	(6,133)	194,608
Net loss	—	—	—	—	(39,797)	—	(39,797)
Share-based compensation expense	—	—	2,836	—	—	—	2,836
Issuances under share- based compensation plan	328	3	3,490	—	—	—	3,493
Other comprehensive loss	—	—	—	(243)	—	—	(243)
Balance at June 30, 2021	37,248	372	359,527	(41,559)	(151,310)	(6,133)	160,897
Net loss	—	—	—	—	(30,677)	—	(30,677)
Share-based compensation expense	—	—	1,946	—	—	—	1,946
Issuances under share- based compensation plan	31	1	514	—	—	—	515
Other comprehensive loss	—	—	—	(1,617)	—	—	(1,617)
Balance at September 30, 2021	37,279	$373	$361,987	$(43,176)	$(181,987)	$(6,133)	$131,064

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED

(Unaudited)

	Nine Months Ended September 30, 2020
				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	equity
	(in thousands)
Balance at December 31, 2019	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050
Net loss	—	—	—	—	(492)	—	(492)
Share-based compensation expense	—	—	2,970	—	—	—	2,970
Issuances under share- based compensation plan	109	1	861	—	—	—	862
Common stock repurchased for treasury	—	—	—	—	—	(459)	(459)
Other comprehensive loss	—	—	—	(16,893)	—	—	(16,893)
Balance at March 31, 2020	35,435	354	326,737	(40,505)	(91,181)	(4,367)	191,038
Net loss	—	—	—	—	(66,101)	—	(66,101)
Share-based compensation expense	—	—	2,186	—	—	—	2,186
Issuances under share- based compensation plan	81	1	510	—	—	—	511
Common stock repurchased for treasury	—	—	—	—	—	(49)	(49)
Other comprehensive income	—	—	—	1,260	—	—	1,260
Balance at June 30, 2020	35,516	355	329,433	(39,245)	(157,282)	(4,416)	128,845
Net income	—	—	—	—	42,382	—	42,382
Share-based compensation expense	—	—	2,434	—	—	—	2,434
Issuances under share- based compensation plan	395	4	6,488	—	—	—	6,492
Other comprehensive income	—	—	—	1,299	—	—	1,299
Balance at September 30, 2020	35,911	$359	$338,355	$(37,946)	$(114,900)	$(4,416)	$181,452

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(72,271)	$(24,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,399	36,675
Loss on sale of assets and asset impairments	9,998	5,518
Share-based compensation expense	7,267	7,947
Amortization of debt issuance costs	342	237
Deferred income taxes	17,201	(9,375)
Changes in assets and liabilities:
Accounts receivable	(51,617)	27,723
Contract assets and liabilities	(31,715)	(48,185)
Operating lease right of use assets and operating lease liabilities	2,690	14,370
Inventories	(560)	(7,986)
Prepaid expenses	6,288	(6,066)
Other current assets	5,007	7,827
Other noncurrent assets	(1,857)	338
Accounts payable and accrued expenses	52,869	19,510
Accrued warranty	(8,373)	5,957
Other noncurrent liabilities	(909)	3,586
Net cash provided by (used in) operating activities	(28,241)	33,865
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,138)	(53,428)
Net cash used in investing activities	(30,138)	(53,428)
Cash flows from financing activities:
Proceeds from revolving and term loans	18,109	80,000
Repayments of revolving and term loans	—	(7,199)
Net repayments of accounts receivable financing	—	(3,979)
Proceeds from working capital loans	10,334	—
Principal repayments of finance leases	(4,249)	(4,592)
Net proceeds from other debt	18,909	32,311
Debt issuance costs	—	(730)
Proceeds from exercise of stock options	5,211	7,124
Repurchase of common stock including shares withheld in lieu of income taxes	(34)	(508)
Net cash provided by financing activities	48,280	102,427
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(939)	(3,204)
Net change in cash, cash equivalents and restricted cash	(11,038)	79,660
Cash, cash equivalents and restricted cash, beginning of year	130,196	71,749
Cash, cash equivalents and restricted cash, end of period	$119,158	$151,409

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$7,818	$6,871
Cash paid for income taxes, net of refunds	19,487	11,642
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	9,190	67,705
Property, plant, and equipment obtained in exchange for new finance lease liabilities	1,817	131
Accrued capital expenditures in accounts payable	4,966	7,769

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	September 30,	December 31,	September 30,	December 31,
	2021	2020	2020	2019
	(in thousands)
Cash and cash equivalents	$119,005	$129,857	$149,422	$70,282
Restricted cash	153	339	1,987	992
Restricted cash included within other noncurrent assets	—	—	—	475
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$119,158	$130,196	$151,409	$71,749

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2021, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full years. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended September 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$35,154	$47,187	$191,499	$126,705	$50,180	$450,725
Precision molding and assembly systems sales	—	3,869	4,514	—	—	8,383
Transportation sales	3,621	—	3,194	—	—	6,815
Other sales	8,927	813	1,125	2,739	72	13,676
Total net sales	$47,702	$51,869	$200,332	$129,444	$50,252	$479,599

	Three Months Ended September 30, 2020
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$37,272	$158,120	$153,575	$82,550	$18,618	$450,135
Precision molding and assembly systems sales	—	4,451	6,090	—	—	10,541
Transportation sales	6,206	—	801	—	—	7,007
Other sales	3,321	887	1,097	1,090	35	6,430
Total net sales	$46,799	$163,458	$161,563	$83,640	$18,653	$474,113

	Nine Months Ended September 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$114,208	$202,181	$431,129	$340,933	$160,157	$1,248,608
Precision molding and assembly systems sales	—	15,467	15,446	—	—	30,913
Transportation sales	22,272	—	7,589	—	—	29,861
Other sales	17,269	2,255	7,797	6,227	190	33,738
Total net sales	$153,749	$219,903	$461,961	$347,160	$160,347	$1,343,120

	Nine Months Ended September 30, 2020
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$99,514	$385,536	$346,954	$258,193	$44,338	$1,134,535
Precision molding and assembly systems sales	—	13,088	11,110	—	—	24,198
Transportation sales	27,424	—	1,374	—	—	28,798
Other sales	9,371	1,889	3,795	1,945	35	17,035
Total net sales	$136,309	$400,513	$363,233	$260,138	$44,373	$1,204,566

For a further discussion regarding our operating segments, see Note 14, Segment Reporting. The geographic regions of Europe, the Middle East and Africa comprises the EMEA segment.

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

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2021	2020	$ Change
	(in thousands)
Gross contract assets	$253,878	$223,428	$30,450
Less: reclassification from contract liabilities	(9,104)	(6,500)	(2,604)
Contract assets	$244,774	$216,928	$27,846

	September 30,	December 31,
	2021	2020	$ Change
	(in thousands)
Gross contract liabilities	$9,104	$7,114	$1,990
Less: reclassification to contract assets	(9,104)	(6,500)	(2,604)
Contract liabilities	$—	$614	$(614)

Contract assets increased by $27.8 million from December 31, 2020 to September 30, 2021 due to an increase in customer specific material purchases and incremental unbilled production during the nine months ended September 30, 2021. Contracts liabilities decreased by $0.6 million from December 31, 2020 to September 30, 2021 primarily due to the revenue earned related to precision molding and assembly systems and wind blades being produced exceeding the amounts billed to customers during the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021, we recognized $0.5 million and $0.6 million, respectively, of revenue related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $3.1 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2021	$418,708	13.4%
2022	1,632,634	52.1
2023	898,126	28.6
2024	186,034	5.9
Total remaining performance obligations	$3,135,502	100.0%
For the three and nine months ended September 30, 2021, net revenue recognized from our performance obligations satisfied in previous periods decreased by $7.3 million and $19.8 million, respectively, as compared to increases of $14.8 million and $15.4 million, respectively, in the same periods in 2020. The current year decreases primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 3. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 13, Concentration of Customers.

We may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. For example, during the three months ended September 30, 2021 our manufacturing facility in Yangzhou, China was shut down for approximately three weeks due to a small outbreak of positive COVID-19 cases in Yangzhou City. In addition, our global supply chain has been adversely affected by the COVID-19 pandemic during 2021 and may continue to be adversely affected if the COVID-19 pandemic persists.

During 2021, there have been both significant price increases and supply constraints with respect to resin and carbon fiber, which are key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. We expect that the price of resin and carbon fiber will remain at elevated levels for the remainder of 2021. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore these customers receive/bear 100% of any decrease or increase in resin prices. With respect to our other customer supply agreements, our customers typically receive/bear 70% of any raw material price decreases or increases. If the supply of resin feedstocks and carbon fiber continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the remainder of 2021 and have a further material adverse impact on our results of operations for the remainder of 2021.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2021 and 2020. U.S. money market accounts are not guaranteed by the FDIC. At September 30, 2021 and December 31, 2020, we had $70.5 million and $68.9 million, respectively, of cash in bank deposit and money market accounts in U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At September 30, 2021, this included $20.7 million in China, $17.9 million in Turkey, $7.3 million in India, $1.9 million in Mexico and $0.7 million in other countries. As of December 31, 2020, this included $47.4 million in China, $6.0 million in Turkey, $5.0 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at September 30, 2021 and December 31, 2020, we had short-term deposits in interest bearing accounts in China of $0.2 million and $0.3 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain of our debt agreements are either tied to LIBOR or the Euro Interbank Offered Rate (EURIBOR) and certain of them have associated interest rate hedges. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2021, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

Note 4. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Warranty accrual at beginning of period	$47,462	$56,772	$50,852	$47,639
Accrual during the period	5,285	5,963	15,532	14,337
Cost of warranty services provided during the period	(9,826)	(10,895)	(21,178)	(19,377)
Changes in estimate for pre-existing warranties, including expirations during the period	(442)	1,756	(2,727)	10,997
Warranty accrual at end of period	$42,479	$53,596	$42,479	$53,596

Note 5. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities, consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Senior revolving loan—U.S.	$181,154	$171,154
Unsecured financing—EMEA	52,683	30,040
Equipment financing—EMEA	1,027	4,335
Secured and unsecured working capital—India	10,334	—
Unsecured term loan—India	8,109	—
Equipment finance lease—Mexico	6,927	8,038
Equipment finance lease—EMEA	2,459	4,119
Other equipment finance leases	145	232
Total debt—principal	262,838	217,918
Less: Debt issuance costs	(709)	(1,051)
Total debt, net of debt issuance costs	262,129	216,867
Less: Current maturities of long-term debt	(251,563)	(32,551)
Long-term debt, net of debt issuance costs and current maturities	$10,566	$184,316

As of September 30, 2021, we were not in compliance with our Total Net Leverage Ratio financial covenant (as defined in our Credit Agreement) and as a result the lender would have the right to request immediate payment of the senior revolving loan. Our liquidity and capital resources were adversely affected by certain events that occurred during the three months ended September 30, 2021. We experienced significant production delays that occurred at the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, as well as significant production delays in one of our Juarez, Mexico manufacturing facilities in connection with the ongoing transition to an innovative new blade for one of our customers. Although we expect that production will be stabilized in both of these manufacturing facilities by the end of the year, we expect that these transitions will continue to have an adverse impact on our liquidity for the remainder of the year. We also expect decreased demand for our wind blades from our customers during the remainder of 2021 and 2022. We believe this decrease in demand is due to the continued global renewable energy regulatory and policy uncertainty and raw material cost increases and constraints. We believe this decreased demand will also adversely impact our profitability and liquidity for the remainder of 2021 and 2022. Absent any other action or failure to close on item (i) discussed below, we will require additional liquidity to continue operations over the next 12 months.

In response to these conditions, we entered into (i) a $350 million Series A Preferred Stock Purchase Agreement and (ii) executed a limited 30-day credit agreement waiver through December 8, 2021. Per the terms of the Series A Preferred Stock Purchase

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement, a portion of the funds raised through the Series A Preferred Stock Purchase Agreement will be used to repay in full amounts outstanding under the Credit Agreement. We also may elect at our option to require the purchaser to purchase an additional $50.0 million of Series A Preferred Stock upon the same terms and conditions as the initial issuance of the Series A Preferred Stock during the two-year period following the closing date. Accordingly, we have reclassified the balance outstanding under our senior revolving loan as a current liability as of September 30, 2021. We believe our plans are probable of occurring and sufficient to support ongoing operations for the foreseeable future. See Note 15, Subsequent Events, for a further discussion of the Series A Preferred Stock Purchase Agreement and the limited waiver.

Note 6. Share-Based Compensation Plans

During the nine months ended September 30, 2021, we issued to certain employees and non-employee directors an aggregate of 168,993 timed-based restricted stock units (RSUs), 58,396 performance-based restricted stock units (PSUs) that vest upon achievement of a cumulative, three-year Adjusted EBITDA target measured from January 1, 2021 through December 31, 2023, and 79,784 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2023. All of the time-based RSUs vest on the third anniversary date of the grant date. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of goods sold	$678	$479	$2,010	$1,115
General and administrative expenses	1,265	2,152	5,257	6,832
Total share-based compensation expense	$1,943	$2,631	$7,267	$7,947

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
RSUs	$1,506	$1,262	$4,533	$3,399
Stock options	466	700	1,657	2,952
PSUs	(29)	669	1,077	1,596
Total share-based compensation expense	$1,943	$2,631	$7,267	$7,947

During the three months ended September 30, 2021, we derived a $0.7 million benefit related to the reduction of the probability to zero of certain PSUs that vest upon achievement of a cumulative, three-year Adjusted EBITDA target.

Note 7. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Total operating lease cost	$9,768	$9,546	$29,129	$27,265

Finance lease cost
Amortization of assets under finance leases	$870	$1,529	$2,676	$4,489
Interest on finance leases	144	240	502	775
Total finance lease cost	$1,014	$1,769	$3,178	$5,264

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Operating Leases
Operating lease right of use assets	$146,794	$158,827

Current operating lease liabilities	$22,939	$26,099
Noncurrent operating lease liabilities	149,742	155,925
Total operating lease liabilities	$172,681	$182,024

Finance Leases
Property, plant and equipment, gross	$26,958	$28,462
Less: accumulated depreciation	(14,065)	(12,461)
Total property, plant and equipment, net	$12,893	$16,001

Current maturities of long-term debt	$6,296	$6,018
Long-term debt, net of debt issuance costs and current maturities	3,235	6,371
Total finance lease liabilities	$9,531	$12,389

Future minimum lease payments under noncancelable leases as of September 30, 2021 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2021	$9,576	$1,407
2022	34,392	6,241
2023	31,995	1,353
2024	27,789	710
2025	27,199	379
Thereafter	101,634	6
Total future minimum lease payments	232,585	10,096
Less: interest	(59,904)	(565)
Total lease liabilities	$172,681	$9,531

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,116	$22,308
Operating cash flows from finance leases	502	775
Financing cash flows from finance leases	4,249	4,592

Other information related to leases was as follows:

	September 30,	December 31,
	2021	2020
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.1	7.7
Finance leases	2.0	2.2

Weighted-Average Discount Rate:
Operating leases	8.0%	7.9%
Finance leases	5.9%	6.4%

As of September 30, 2021, there were no material additional leases related to our manufacturing facilities, warehouses, offices, automobiles or our machinery and equipment which have not yet commenced.

Note 8. Financial Instruments

Interest Rate Swap

We use interest rate swap contracts to mitigate our exposure to interest rate fluctuations associated with our U.S. senior revolving credit agreement (the Credit Agreement). We do not use such swap contracts for speculative or trading purposes.

As of September 30, 2021, no interest rate swaps originally designated for hedge accounting were de-designated or terminated. No ineffectiveness on our interest rate swaps was recognized as of September 30, 2021, and none is anticipated over the remaining term of the agreement.

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

With regards to our foreign exchange call option contracts, for the three and nine months ended September 30, 2021, $0.8 million and $2.2 million, respectively, of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations. The net income (loss) recognized in accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity for our foreign exchange call option contracts is expected to be recognized in cost of sales in our condensed consolidated statements of operations during the next six months.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2021 and December 31, 2020, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 1.0 billion Mexican Pesos (approximately $48.5 million) and approximately 0.4 billion Mexican Pesos (approximately $17.3 million), respectively.

Chinese Renminbi

With regards to our foreign exchange forward contracts, for which hedge accounting does not apply, for the three and nine months ended September 30, 2021, $0.6 million and $1.2 million, respectively, in gains were recorded through foreign currency income (loss) within our condensed consolidated statements of operations.

India Rupee

With regards to our foreign exchange forward contracts and our foreign exchange call option contracts, for which hedge accounting does not apply, for the three and nine months ended September 30, 2021, $1.3 million and $2.5 million, respectively, in gains were recorded through foreign currency income (loss) within our condensed consolidated statements of operations. Additionally, with regards to our foreign exchange call option contracts, for the three and nine months ended September 30, 2021, $0.4 million and $0.7 million, respectively, of premium amortization was recorded as losses through foreign currency income (loss) within our condensed consolidated statements of operations.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	September 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2021	2020
		(in thousands)
Foreign exchange forward contracts	Other current assets	$2,028	$5,832
Foreign exchange forward contracts	Accounts payable and accrued expenses	1,184	2,096
Interest rate swap	Other noncurrent liabilities	2,928	4,414

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Nine Months Ended
Other Comprehensive	Statement of Operations	September 30,		September 30,
Loss Component	Line Item	2021	2020	2021	2020
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$—	$1,546	$(3,037)	$4,062

Note 9. Income Taxes

For the three months ended September 30, 2021, our income tax provision increased to $8.2 million as compared to a benefit of $32.3 million in the comparative prior year period, and for the nine months ended September 30, 2021, our income tax provision increased to $30.0 million as compared to a provision of $1.9 million in the comparative prior year period. These income tax increases were primarily due to the change in the mix of earnings of foreign jurisdictions and U.S. tax on foreign earnings in the current year periods. In addition, the increase in the nine months ended September 30, 2021 as compared to the same period in 2020 was due to the recording of a full U.S. valuation allowance and an increase in our uncertain tax positions in the current year period.

No changes in tax law occurred during the nine months ended September 30, 2021, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(30,677)	$42,382	$(72,271)	$(24,211)

Denominator:
Basic weighted-average shares outstanding	37,052	35,546	36,846	35,354
Effect of dilutive awards	—	1,877	—	—
Diluted weighted-average shares outstanding	37,052	37,423	36,846	35,354

Basic net income (loss) per common share	$(0.83)	$1.19	$(1.96)	$(0.68)
Diluted net income (loss) per common share	$(0.83)	$1.13	$(1.96)	$(0.68)

Potentially dilutive shares excluded from the calculation due to net losses in the period	1,312	—	1,693	1,399
Anti dilutive share-based compensation awards excluded from the calculation	13	1	—	33
Performance-based restricted stock units excluded from the calculation because the performance conditions had not been met	265	192	265	192

Note 11. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Nine Months Ended September 30, 2021
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(5,291)	597	(2,281)	(6,975)
Amounts reclassified from AOCL	—	—	(2,002)	(2,002)
Net tax effect	—	(139)	790	651
Net current period other comprehensive income (loss)	(5,291)	458	(3,493)	(8,326)
Balance at March 31, 2021	(35,402)	(2,985)	(2,929)	(41,316)
Other comprehensive income (loss) before reclassifications	(4)	452	259	707
Amounts reclassified from AOCL	—	—	(1,035)	(1,035)
Net tax effect	—	(105)	190	85
Net current period other comprehensive income (loss)	(4)	347	(586)	(243)
Balance at June 30, 2021	(35,406)	(2,638)	(3,515)	(41,559)
Other comprehensive income (loss) before reclassifications	(889)	437	(771)	(1,223)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	244	(638)	(394)
Net current period other comprehensive income (loss)	(889)	681	(1,409)	(1,617)
Balance at September 30, 2021	$(36,295)	$(1,957)	$(4,924)	$(43,176)

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion GmbH (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and we believe we have meritorious defenses to the alleged voidance claims. Due to the early stage of this claim, we have determined that the ultimate outcome cannot be estimated at this time.

Note 13. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Vestas	$176,107	36.7%	$240,710	50.8%	$554,112	41.3%	$591,548	49.1%
GE	122,347	25.5%	124,523	26.3%	333,136	24.8%	295,831	24.6%
Nordex	123,373	25.7%	53,182	11.2%	281,421	21.0%	168,697	14.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2021	2020
Customer	% of Total	% of Total
Nordex	43.5%	40.8%
Vestas	27.7%	35.0%
Enercon	10.7%	8.3%

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

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net sales by segment:
U.S.	$47,702	$46,799	$153,749	$136,309
Asia	51,869	163,458	219,903	400,513
Mexico	200,332	161,563	461,961	363,233
EMEA	129,444	83,640	347,160	260,138
India	50,252	18,653	160,347	44,373
Total net sales	$479,599	$474,113	$1,343,120	$1,204,566

Net sales by geographic location (1):
United States	$47,702	$46,799	$153,749	$136,309
China	51,869	163,458	219,903	400,513
Mexico	200,332	161,563	461,961	363,233
Turkey	129,444	83,640	347,160	260,138
India	50,252	18,653	160,347	44,373
Total net sales	$479,599	$474,113	$1,343,120	$1,204,566

Income (loss) from operations:
U.S. (2)	$(24,598)	$(6,360)	$(36,070)	$(33,991)
Asia	(3,607)	25,779	7,207	49,343
Mexico	(3,802)	11,986	(33,082)	(1,106)
EMEA	9,423	1,795	29,993	3,314
India	(1,403)	(4,195)	2,725	(17,214)
Total loss from operations	$(23,987)	$29,005	$(29,227)	$346

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	December 31,
	2021	2020
	(in thousands)
Property, plant and equipment, net:
U.S.	$27,258	$31,811
Asia (China)	37,555	46,075
Mexico	75,573	78,813
EMEA (Turkey)	20,776	28,312
India	31,164	23,990
Total property, plant and equipment, net	$192,326	$209,001

(1) Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.

(2) The losses from operations in our U.S. segment includes corporate general and administrative costs of $8.2 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and $23.8 million and $25.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 15. Subsequent Events

Credit Agreement Limited Waiver

On November 8, 2021 (the Waiver Effective Date), we executed a limited waiver in connection with our Credit Agreement, dated as of April 6, 2018 (as amended, restated, supplemented or otherwise modified from time to time), by and among ourselves, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Administrative Agent), and the lenders from time to time party thereto, with respect to our failure to comply with the Total Net Leverage Ratio (as defined in the Credit Agreement) financial covenant as of September 30, 2021. Pursuant to the terms of the limited waiver, the lenders have agreed to temporarily waive our compliance with this financial covenant from the Waiver Effective Date through December 8, 2021 (the Waiver Period). We also must maintain domestic U.S. cash of at least $20.0 million and global available liquidity (as defined in the Credit Agreement) of at least $50.0 million as of the close of business on each Friday commencing as of November 5, 2021 through the maturity date of the Credit Agreement. From and after the Waiver Effective Date, we may not allow any of our subsidiaries that are not loan parties to the Credit Agreement to incur any additional indebtedness and we may not make any investment in any of our subsidiaries that are not loan parties to the Credit Agreement in an aggregate amount greater than $5.0 million. We had $68.3 million of domestic U.S cash and $132.9 million of global available liquidity as of October 29, 2021.

Series A Preferred Stock Purchase Agreement

On November 8, 2021, we entered into a Series A Preferred Stock Purchase Agreement (the Purchase Agreement) with Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., OPPS TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund L.P. (collectively, the Purchasers). Pursuant to the Purchase Agreement, we agreed to issue and sell to the Purchasers an aggregate of 350,000 shares of our newly designated Series A Preferred Stock, par value $0.01 per share (the Series A Preferred Stock), for an aggregate purchase price of $350.0 million, with the Series A Preferred Stock having the powers, designations, preferences, and other rights set forth in the Certificate of Designations (as defined below). The issuance and sale of the Series A Preferred Stock will occur on or after the date upon which customary closing conditions set forth in the Purchase Agreement have been satisfied (the Closing Date), which we expect will occur prior to December 8, 2021. We also may elect at our option to require Oaktree to purchase an additional $50.0 million of Series A Preferred Stock upon the same terms and conditions as the initial issuance of the Series A Preferred Stock during the two-year period following the Closing Date. We intend to use the net proceeds from the issuance and sale of the Series A Preferred Stock on the Closing Date to repay all outstanding indebtedness under our Credit Agreement, which is a condition to closing, and the remainder for general corporate purposes.

Warrant

On the Closing Date, we will also issue the Purchasers a warrant to purchase an aggregate of 4,666,667 shares of our Common Stock, at an exercise price of $0.01 per share (the “Warrant”). The Warrant will have a five-year term and may be exercised at any time

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

during that period. The number of shares issuable upon exercise of the Warrant is subject to customary adjustments upon the occurrence of certain events such as stock splits, reclassifications, combinations, dividends, distributions, mergers and other similar events.

Certificate of Designations

The Series A Preferred Stock will have the powers, designations, preferences, and other rights as set forth in a Certificate of Designations of the Series A Preferred Stock that will be filed by us with the Secretary of State of the State of Delaware on or before the Closing Date (the Certificate of Designations).

Voting and Consent Rights

The Series A Preferred Stock will not have any voting or rights to convert such preferred shares into shares of Common Stock (the Common Stock). We must obtain the prior written consent of holders of a majority of the outstanding shares of Series A Preferred Stock for, among other things: (i) amending our organizational documents to the extent such amendment has an adverse effect on the holders of our Series A Preferred Stock, (ii) effecting any change of control, liquidation event or merger or consolidation of us unless the entirety of the applicable Series A Redemption Price (as defined below) has been paid with respect to all issued and outstanding Series A Preferred Stock, (iii) increasing or decreasing the number of authorized shares of Series A Preferred Stock; (iv) making certain material acquisitions or dispositions or entering into joint ventures or similar transactions, (v) incurring indebtedness except for indebtedness incurred under our existing loan facilities and agreements so long as the total amount of such indebtedness does not exceed $100.0 million as of the Closing Date through December 31, 2021 and $80.0 million thereafter, (vi) committing to any capital expenditures to construct or acquire new manufacturing facilities, subject to limited exceptions; and (vii) certain other specified actions.

Dividends

The dividend rate with respect to the Series A Preferred Stock is 11.0% per annum and will compound on a quarterly basis. The dividend rate will increase by 2.0% per annum: (i) on the fifth anniversary date of the Closing Date and on each anniversary thereafter, (ii) to the extent that we fail to pay any dividend that is required to be paid in cash, if we are in material breach of its covenants under the Purchase Agreement, the Certificate of Designations or Investor Rights Agreement, or if we experience a bankruptcy or insolvency event, or if certain other Events of Non-compliance (as defined in the Certificate of Designations) occur; (iv) in the event we fail to maintain a specified fixed charge dividend coverage ratio, and (v) in respect of any Series A Preferred Stock issued as curative equity in accordance with the Investor Rights Agreement (each, an “Incremental Dividend”); provided that in no event shall the dividend rate exceed 20.0%. On or prior to the second anniversary of the Closing Date, we may pay dividends on the Series A Preferred Stock either in cash or “in kind”, through accrual to the liquidation preference of the Series A Preferred Stock or a combination thereof. Following the second anniversary of the Closing Date, dividends shall be payable only in cash. Incremental Dividends must be made in cash.

Ranking and Liquidation Preference

The Series A Preferred Stock ranks senior to the Common Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution or winding up of our affairs (a Liquidation). Upon a Liquidation, each share of our Series A Preferred Stock would be entitled to the applicable Series A Redemption Price. The initial liquidation preference of the Series A Preferred Stock shall be equal to $1,000 plus any dividends that have accrued as the date of determination (the Series A Liquidation Preference).

Redemption Rights and Series A Redemption Price

We will have the right to redeem all or any portion of the Series A Preferred Stock at any time by paying the applicable Series A Redemption Price; provided, however, that no optional redemption will be permitted that would result in less than 10% of the shares of Series A Preferred Stock that are issued on the Closing Date remaining outstanding following such redemption unless all remaining shares of Series A Preferred Stock are redeemed.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each holder of Series A Preferred Stock will have the option to require us to redeem any portion of the Series A Preferred Stock at any time after the fifth anniversary of the Closing Date or an Event of Noncompliance occurs. We will be required to redeem all of the outstanding shares of Series A Preferred Stock automatically upon the occurrence of a change of control, Liquidation or insolvency event.

The following table sets forth the procedure for calculating the Series A Redemption Price at which the Series A Preferred Stock may be redeemed under the Certificate of Designations:

Timing of Redemption	Series A Redemption Price
Before the third anniversary of the Closing Date	Make-Whole Amount
From the First Optional Call Date until the first anniversary of the First Optional Call Date…………	102% of the Series A Liquidation Preference
From and after the first anniversary of the First Optional Call Date………	101% of the Series A Liquidation Preference

The “Make-Whole Amount” means, with respect to any redemption of any share of the Series A Preferred Stock prior to the third anniversary of the Closing Date (the First Optional Call Date) is defined in the Certificate of Designations as an amount equal to the present value (calculated as provided below) as of the redemption date of the sum of (A) the remaining dividends that would accrue on such shares being redeemed from the day immediately following the redemption date to the First Optional Call Date plus (B) 102% of the Liquidation Preference of such shares being redeemed on the redemption date assuming that, for purposes of calculating clauses (A) and (B), such shares were to remain outstanding through the First Optional Call Date, and with the present value of such sum being computed using an annual discount rate (applied quarterly) equal to the rate on U.S. Treasury notes with maturity closest to the applicable redemption date plus 50 basis points.

Minimum Cash Balance

We are also required to maintain a minimum cash balance of $50.0 million, which will be measured on a monthly basis, so long as the Series A Preferred Stock remains outstanding.

Investor Rights Agreement

As a condition to the closing of the transactions contemplated by the Purchase Agreement, In connection with the Purchase Agreement, we and the Purchasers will enter into an Investor Rights Agreement (the Investor Rights Agreement) pursuant to which, among other things, we will grant the Purchasers certain customary registration rights with respect to the shares of Common Stock underlying the Warrants and certain other securities that may be issued to the Purchasers in respect of the Warrant. Pursuant to the Investors Rights Agreement, the Purchasers will be entitled to designate one representative (the Series A Director) to be appointed to our board of directors (the Board) or to appoint one non-voting observer to the Board, in each case so long as 33% of the Series A Preferred Stock issued on the Closing Date remains outstanding.. The Investor Rights Agreement further contains a number of other customary covenants and agreements, including certain standstill provisions, preemptive rights, rights of first refusal with respect to future debt financing transactions, and information rights.

The Investor Rights Agreements provides that the Purchasers will be restricted from transferring the Series A Preferred Stock to parties unaffiliated with the Purchasers without our prior written consent, which consent shall not be unreasonably withheld by us.

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

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Our results of operations for the three months ended September 30, 2021 were adversely affected by significant production delays that occurred at the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, as well as significant production delays in one of our Juarez, Mexico manufacturing facilities in connection with the ongoing transition to an innovative new blade for one of our customers. We expect that production will be stabilized in both of these manufacturing facilities by the end of the year.

Our results of operations for the three and nine months ended September 30, 2021 were adversely impacted by continued supply chain challenges, raw material shortages and increased logistics costs. During 2021, there have been both significant price increases and supply constraints with respect to resin and carbon fiber, which are key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. The resin price increases and supply constraints are due to a multitude of factors, including the extreme cold weather in Texas in February 2021, fires at resin manufacturing facilities in China and unplanned maintenance outages at resin manufacturing facilities in Europe. Carbon fiber prices have increased primarily due to the cost of raw material inputs as well as increased global demand for carbon fiber across multiple industries. These raw material price and logistics cost increases adversely affected our results of operations by approximately $20 million and $24 million for the three and nine months ended September 30, 2021, respectively. We expect that the price of resin and carbon fiber will remain at elevated levels for the remainder of 2021 and into 2022. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore these customers receive/bear 100% of any decrease or increase in resin prices. With respect to our other customer supply agreements, our customers typically receive/bear 70% of any raw material price decreases or increases. After taking into account our contractual share of any price increases for resin and carbon fiber, we estimate that the impact of these raw materials price increases, together with increased logistics costs, will adversely impact our results of operations by approximately $30 million for 2021. If the supply of resin feedstocks and carbon fiber continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the remainder of 2021and into 2022 and have a further material adverse impact on our results of operations for the remainder of 2021 and 2022.

Our manufacturing facility in Yangzhou, China was shut down for approximately three weeks during the three months ended September 30, 2021 due to an outbreak of positive COVID-19 cases in Yangzhou City, which had an adverse impact on our results of operations for the three months ended September 30, 2021. We expect to make up the lost volume from this shut down in the fourth quarter of 2021.

Despite this shutdown, the COVID-19 pandemic has not materially adversely affected our manufacturing operations during the nine months ended September 30, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. However, our global supply chain has been adversely affected by the COVID-19 pandemic in 2021 and our global supply chain may continue to be adversely affected if the COVID-19 pandemic persists. In addition, certain of our customers directly control the purchase of certain key raw materials and components, including resin and carbon. In 2021, these customers have had challenges procuring adequate supplies of resin and carbon, which has had an adverse impact on our production volumes and results of operations.

We expect decreased demand for our wind blades from our customers during the remainder of 2021 and 2022. We believe this decrease in demand is due to the continued global renewable energy regulatory and policy uncertainty and raw material cost increases mentioned above. The result is an expected adverse impact to our Adjusted EBITDA in 2021 of approximately $33 million. We believe that general optimism around potential legislation in the U.S. to extend the Production Tax Credit (PTC) on a long-term basis is causing developers to delay project timelines in anticipation of being able to build projects at higher PTC levels once the expected extensions are in place.

We are forecasting to incur a total of approximately $45 million of restructuring and impairment charges associated with our global footprint alignment and consolidation in 2021 and 2022 relating to our China and North America operations, including our planned suspension of production at our Iowa manufacturing facility at the end of 2021. Approximately $30 million of the total is forecasted to be incurred in 2021, with the remainder in 2022. We are forecasting that approximately 15% of the restructuring charges will be non-cash.

We were not in compliance with our Total Net Leverage Ratio financial covenant as of September 30, 2021, primarily due to the Mexico production delays and increased raw material costs and constraints described above. On November 8, 2021 (the Waiver Effective Date), we and the lenders that are parties to the Credit Agreement executed a limited waiver pursuant to which the lenders agreed to temporarily waive our compliance with this financial covenant from the Waiver Effective Date through December 8, 2021. We also must maintain domestic U.S. cash of at least $20.0 million and global available liquidity of at least $50.0 million as of the close of business on each Friday commencing as of November 5, 2021 through the maturity date of the Credit Agreement. From and after the Waiver Effective Date, we may not allow any of our subsidiaries that are not loan parties to the Credit Agreement to incur any additional indebtedness and we may not make any investment in any of its subsidiaries that are not loan parties to the Credit Agreement in an aggregate amount greater than $5.0 million. We had $68.3 million of domestic U.S cash and $132.9 million of global available liquidity as of October 29, 2021.

Given these near-term liquidity challenges, on November 8, 2021, we entered into a Series A Preferred Stock Purchase Agreement (the Purchase Agreement) with Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., OPPS TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund L.P. (collectively, the Purchasers) pursuant to which we agreed to issue and sell to the Purchasers 350,000 shares of our newly designated Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $350.0 million. We expect the closing of this equity financing transaction to occur in the fourth quarter of 2021 and intend to use the net proceeds from the issuance and sale of the Series A Preferred Stock to repay all outstanding indebtedness under our Credit Agreement and the remainder for general corporate purposes. We also may elect at our option to require Oaktree to purchase an additional $50.0 million of Series A Preferred Stock upon the same terms and conditions as the initial issuance of the Series A Preferred Stock during the two-year period following the Closing Date.

See Note 15, Subsequent Events, to our condensed consolidated financial statements for more details on the limited waiver and the Purchase Agreement.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K.

KEY FINANCIAL MEASURES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net sales	$479,599	$474,113	$1,343,120	$1,204,566
Net income (loss)	(30,677)	42,382	(72,271)	(24,211)
EBITDA (1)	(6,478)	27,168	3,221	21,819
Adjusted EBITDA (1)	179	49,131	30,635	53,722
Capital expenditures			30,138	53,428
Free cash flow (1)			(58,379)	(19,563)

	September 30,	December 31,
	2021	2020
	(in thousands)
Total debt, net of debt issuance costs	$262,129	$216,867
Net debt (1)	(143,833)	(88,061)

(1)
See below for a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net debt to net income (loss), net income (loss), net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$(30,677)	$42,382	$(72,271)	$(24,211)
Adjustments:
Depreciation and amortization	13,289	14,031	37,399	36,675
Interest expense, net	2,662	3,093	8,057	7,409
Income tax provision (benefit)	8,248	(32,338)	30,036	1,946
EBITDA	(6,478)	27,168	3,221	21,819
Share-based compensation expense	1,943	2,631	7,267	7,947
Foreign currency loss (income)	(3,958)	17,127	6,273	18,095
Loss on sale of assets and asset impairments	7,250	2,160	9,998	5,518
Restructuring charges, net	1,422	45	3,876	343
Adjusted EBITDA	$179	$49,131	$30,635	$53,722

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(28,241)	$33,865
Less capital expenditures	(30,138)	(53,428)
Free cash flow	$(58,379)	$(19,563)

Net debt is reconciled as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$119,005	$129,857
Less total debt, net of debt issuance costs	(262,129)	(216,867)
Less debt issuance costs	(709)	(1,051)
Net debt	$(143,833)	$(88,061)

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Sets	830	1,037	2,487	2,556
Estimated megawatts	3,395	3,571	9,770	8,555
Utilization	76%	93%	78%	78%
Dedicated manufacturing lines	54	55	54	55
Manufacturing lines installed	54	54	54	54

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and nine months ended September 30, 2021 and 2020 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	98.5	89.7	96.5	94.8
Startup and transition costs	3.0	1.8	2.9	2.6
Total cost of goods sold	101.5	91.5	99.4	97.4
Gross profit (loss)	(1.5)	8.5	0.6	2.6
General and administrative expenses	1.7	2.0	1.8	2.1
Loss on sale of assets and asset impairments	1.5	0.4	0.7	0.5
Restructuring charges, net	0.3	0.0	0.3	0.0
Income (loss) from operations	(5.0)	6.1	(2.2)	0.0
Total other income (expense)	0.3	(4.0)	(1.0)	(1.9)
Income (loss) before income taxes	(4.7)	2.1	(3.2)	(1.9)
Income tax benefit (provision)	(1.7)	6.8	(2.2)	(0.1)
Net income (loss)	(6.4)%	8.9%	(5.4)%	(2.0)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$450,725	$450,135	$590	0.1%	$1,248,608	$1,134,535	$114,073	10.1%
Precision molding and assembly systems sales	8,383	10,541	(2,158)	-20.5%	30,913	24,198	6,715	27.8%
Transportation sales	6,815	7,007	(192)	-2.7%	29,861	28,798	1,063	3.7%
Other sales	13,676	6,430	7,246	112.7%	33,738	17,035	16,703	98.1%
Total net sales	$479,599	$474,113	$5,486	1.2%	$1,343,120	$1,204,566	$138,554	11.5%

Net sales of wind blades during the three months ended September 30, 2021, as compared to the same period in 2020, were relatively flat. Net sales of wind blades during the three months ended September 30, 2021 were positively impacted by a higher average sales price due to the mix of wind blade models produced, an increase in the year over year number of wind blades still in the production process at the end of the period, and foreign currency fluctuations. Additionally, when comparing our net sales during the three months ended September 30, 2021, against the comparable prior year period, our current year net sales were negatively impacted by the removal of five contracted manufacturing lines that expired in China at the end of 2020 as well as a further reduction of two contracted manufacturing lines in China in 2021, reduced production volumes resulting from certain of our customers’ challenges in procuring adequate supplies of resin and carbon, significant production delays that occurred at one of our Juarez, Mexico manufacturing facilities related to an ongoing transition, and a temporary shutdown of our Yangzhou manufacturing facility due to a COVID-19 outbreak in Yangzhou City, which was partially offset by the adverse impact that the COVID-19 pandemic had on our net sales in the prior year period. The reasons set forth above were the primary drivers of the 20% decrease in the number of wind blades produced year over year. The fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations had a favorable impact of 0.3% on consolidated net sales for the three months ended September 30, 2021, as compared to the 2020 period.

The increase in net sales of wind blades during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by a higher average sales price due to the mix of wind blade models produced and foreign currency fluctuations.

Additionally, when comparing our net sales during the nine months ended September 30, 2021, against the comparable prior year period, our current year net sales were negatively impacted by the removal of five contracted manufacturing lines that expired in China at the end of 2020 as well as a further reduction of two contracted manufacturing lines in China in 2021, reduced production volumes resulting from certain of our customers’ challenges in procuring adequate supplies of resin and carbon, and significant production delays that occurred at one of our Juarez, Mexico manufacturing facilities related to an ongoing transition, which was partially offset by the adverse impact that the COVID-19 pandemic had on our net sales in the prior year period. The reasons set forth above, mostly offset by increased production at our India, Turkey and Mexico facilities were the primary drivers of the 3% decrease in the number of wind blades produced year over year. The fluctuating U.S. dollar against the Euro in our Turkey operations and the Chinese Renminbi in our China operations had a favorable impact of 1.2% on consolidated net sales for the nine months ended September 30, 2021, as compared to the 2020 period.

Segment discussion

The following table summarizes our net sales by our five geographic operating segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
U.S.	$47,702	$46,799	$903	1.9%	$153,749	$136,309	$17,440	12.8%
Asia	51,869	163,458	(111,589)	-68.3%	219,903	400,513	(180,610)	-45.1%
Mexico	200,332	161,563	38,769	24.0%	461,961	363,233	98,728	27.2%
EMEA	129,444	83,640	45,804	54.8%	347,160	260,138	87,022	33.5%
India	50,252	18,653	31,599	169.4%	160,347	44,373	115,974	NM
Total net sales	$479,599	$474,113	$5,486	1.2%	$1,343,120	$1,204,566	$138,554	11.5%

NM - not meaningful

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$35,154	$37,272	$(2,118)	-5.7%	$114,208	$99,514	$14,694	14.8%
Transportation sales	3,621	6,206	(2,585)	-41.7%	22,272	27,424	(5,152)	-18.8%
Other sales	8,927	3,321	5,606	168.8%	17,269	9,371	7,898	84.3%
Total net sales	$47,702	$46,799	$903	1.9%	$153,749	$136,309	$17,440	12.8%

The decrease in the U.S. segment’s net sales of wind blades during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a 9% decrease in the number of wind blades produced, primarily related to volume reductions in anticipation of the suspension of production at our Newton, Iowa facility by the end of 2021. This net sales decrease was partially offset by a higher average sales price of wind blade models produced in the two comparative periods.

The increase in the U.S. segment’s net sales of wind blades during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a 7% increase in the number of wind blades produced, primarily due to the adverse impact of the COVID-19 pandemic in the prior year period, as well as a higher average sales price of wind blade models produced in the two comparative periods.

Asia Segment

The following table summarizes our net sales by product/service for the Asia segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$47,187	$158,120	$(110,933)	-70.2%	$202,181	$385,536	$(183,355)	-47.6%
Precision molding and assembly systems sales	3,869	4,451	(582)	-13.1%	15,467	13,088	2,379	18.2%
Other sales	813	887	(74)	-8.3%	2,255	1,889	366	19.4%
Total net sales	$51,869	$163,458	$(111,589)	-68.3%	$219,903	$400,513	$(180,610)	-45.1%

The decrease in the Asia segment’s net sales of wind blades during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a 71% decrease in the number of wind blades produced, primarily due to the removal of five contracted manufacturing lines that expired in China at the end of 2020, a further reduction of contracted manufacturing lines in 2021 in China, and a temporary shutdown of our Yangzhou manufacturing facility due to a COVID-19 outbreak in Yangzhou City. Additionally, for the three months ended September 30, 2021, there was a decrease in the period over period number of wind blades still in the production process at the end of the period. The net sales decrease during the three months ended September 30, 2021 was partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods.

The decrease in the Asia segment’s net sales of wind blades during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to a 49% decrease in the number of wind blades produced, primarily due to the removal of five contracted manufacturing lines that expired in China at the end of 2020 and a further reduction of contracted manufacturing lines in 2021 in China, which was partially offset by the adverse impact that the COVID-19 pandemic had on our net sales in the prior year period. The net sales decrease during the nine months ended September 30, 2021 was partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods. The fluctuating U.S. dollar against the Chinese Renminbi in our China operations had a favorable impact of 0.1% on consolidated net sales for the nine months ended September 30, 2021, as compared to the 2020 period.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$191,499	$153,575	$37,924	24.7%	$431,129	$346,954	$84,175	24.3%
Precision molding and assembly systems sales	4,514	6,090	(1,576)	-25.9%	15,446	11,110	4,336	39.0%
Transportation sales	3,194	801	2,393	NM	7,589	1,374	6,215	NM
Other sales	1,125	1,097	28	2.6%	7,797	3,795	4,002	105.5%
Total net sales	$200,332	$161,563	$38,769	24.0%	$461,961	$363,233	$98,728	27.2%

The increase in the Mexico segment’s net sales of wind blades during the three months ended September 30, 2021, as compared to the same period in 2020, reflects an increase in the period over period number of wind blades still in the production process at the end of the period, as well as an increase in the average sales price of wind blades due to the mix of wind blades produced in the two comparative periods. These net sales increases were partially offset by a 17% net decrease in overall wind blade volume, primarily due to significant production delays that occurred at one of our Juarez, Mexico manufacturing facilities related to customer supplied specialized equipment and supply constraints affecting carbon in connection with the ongoing transition to an innovative new blade for one of our customers and production delays resulting from one of our customer's challenges in procuring adequate supplies of carbon at one of our Matamoros, Mexico manufacturing facilities.

The increase in the Mexico segment’s net sales of wind blades during the nine months ended September 30, 2021, as compared to the same period in 2020, reflects a 5% net increase in overall wind blade volume, primarily due to the adverse impact of the COVID-19 pandemic in the prior year period partially offset by the production delays described above, an increase in the period over period number of wind blades still in the production process at the end of the period, as well as an increase in the average sales price of wind blades due to the mix of wind blades produced in the two comparative periods.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$126,705	$82,550	$44,155	53.5%	$340,933	$258,193	$82,740	32.0%
Other sales	2,739	1,090	1,649	151.3%	6,227	1,945	4,282	NM
Total net sales	$129,444	$83,640	$45,804	54.8%	$347,160	$260,138	$87,022	33.5%

The increase in the EMEA segment’s net sales of wind blades during the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was driven by a 32% and 20% increase in wind blade production at our two Turkey plants, respectively, primarily due to transitions and the adverse impact of the COVID-19 pandemic in the prior year, as well as an increase in the average sales price of wind blades produced in the two comparative periods and foreign currency fluctuations. These net sales increases were partially offset by reduced production volumes resulting from one of our customer's challenges in procuring adequate supplies of resin and carbon. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 1.0% and 4.5% on net sales during the three and nine months ended September 30, 2021, respectively, as compared to the 2020 periods.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Wind blade sales	$50,180	$18,618	$31,562	169.5%	$160,157	$44,338	$115,819	NM
Other sales	72	35	37	105.7%	190	35	155	NM
Total net sales	$50,252	$18,653	$31,599	169.4%	$160,347	$44,373	$115,974	NM

The increase in the India segment’s net sales of wind blades during the three and nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by the commencement of production for one of our customers in 2020, and the ramp up of such production in 2021.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Cost of sales	$472,188	$425,064	$47,124	11.1%	$1,295,660	$1,141,183	$154,477	13.5%
Startup costs	4,521	5,142	(621)	-12.1%	13,577	19,895	(6,318)	-31.8%
Transition costs	10,020	3,434	6,586	191.8%	25,417	11,635	13,782	118.5%
Total startup and transition costs	14,541	8,576	5,965	69.6%	38,994	31,530	7,464	23.7%
Total cost of goods sold	$486,729	$433,640	$53,089	12.2%	$1,334,654	$1,172,713	$161,941	13.8%
% of net sales	101.5%	91.5%		10.0%	99.4%	97.4%		2.0%

Total cost of goods sold as a percentage of net sales increased by approximately ten percentage points during the three months ended September 30, 2021, as compared to the same period in 2020, driven primarily by increases in direct material costs, direct labor costs and foreign currency fluctuations. The significant production delays that occurred at the Matamoros, Mexico manufacturing facility, which we took over from Nordex in July 2021, during the three months ended September 30, 2021 were a major contributor to this increase. The fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso had an unfavorable impact of 0.5% on consolidated cost of goods sold for the three months ended September 30, 2021 as compared to the 2020 period.

Total cost of goods sold as a percentage of net sales increased by approximately two percentage points during the nine months ended September 30, 2021, as compared to the same period in 2020, driven primarily by an increase in direct material costs and foreign currency fluctuations, partially offset by a decrease in warranty costs. The fluctuating U.S. dollar against the Euro, Turkish Lira, Chinese Renminbi and Mexican Peso had an unfavorable impact of 1.2% on consolidated cost of goods sold for the nine months ended September 30, 2021, as compared to the 2020 period.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$8,185	$9,263	$(1,078)	-11.6%	$23,819	$25,646	$(1,827)	-7.1%
% of net sales	1.7%	2.0%		-0.3%	1.8%	2.1%		-0.3%

The decrease in general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were primarily driven by our continued focus on reducing costs.

Loss on sale of assets and asset impairments

The increase in the loss on sale of assets and asset impairments for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were primarily driven by asset impairment charges of $5.9 million incurred at our Newton, Iowa blade facility related to the plant's expected shutdown at the end of the year.

Restructuring costs, net

The increase in restructuring costs, net for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, were associated with the optimization of our global footprint, comprised of $1.4 million and $3.9 million, respectively, of severance benefits to terminated employees. We expect that all of the severance benefits will be paid to the terminated employees by the end of November 2021.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our five geographic operating segments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
U.S.	$(24,598)	$(6,360)	$(18,238)	NM	$(36,070)	$(33,991)	$(2,079)	-6.1%
Asia	(3,607)	25,779	(29,386)	-114.0%	7,207	49,343	(42,136)	-85.4%
Mexico	(3,802)	11,986	(15,788)	-131.7%	(33,082)	(1,106)	(31,976)	NM
EMEA	9,423	1,795	7,628	NM	29,993	3,314	26,679	NM
India	(1,403)	(4,195)	2,792	66.6%	2,725	(17,214)	19,939	115.8%
Total income (loss) from operations	$(23,987)	$29,005	$(52,992)	-182.7%	$(29,227)	$346	$(29,573)	NM
% of net sales	-5.0%	6.1%		-11.1%	-2.2%	0.0%		-2.2%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to the decrease in wind blade volume, an increase in direct material and direct labor costs and impairment charges incurred at our Newton, Iowa blade facility related to the suspension of production by the end of 2021, partially offset by an increase in the average sales price of wind blades produced.

The increase in the loss from operations in the U.S. segment for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to an increase in direct material costs and impairment charges incurred at our Newton, Iowa blade facility related to the suspension of production by the end of 2021, partially offset by an increase in wind blade volume, an increase in the average sales price of wind blades produced and a decrease in direct labor costs.

Asia Segment

The decrease in the income from operations in the Asia segment for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to the decrease in the net sales of wind blades, an increase in direct material costs and foreign currency fluctuations. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 4.9% and 5.9% on cost of goods sold for the three and nine months ended September 30, 2021, respectively, as compared to the 2020 periods.

Mexico Segment

The increase in the loss from operations in the Mexico segment for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to an increase in direct material costs and startup and transition costs related to the Matamoros and Juarez, Mexico production delays described above, partially offset by an increase in the period over period number of wind blades still in the production process at the end of the period, an increase in the average sales price of wind blades, and a decrease in warranty costs as compared to the 2020 periods. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 1.5% and 1.2% on cost of goods sold for the three and nine months ended September 30, 2021, respectively, as compared to the 2020 periods.

EMEA Segment

The increase in the income from operations in the EMEA segment for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily driven by increased wind blade production at our two Turkey manufacturing facilities and an increase in the average sales price of wind blades produced. In addition, for the three and nine months ended September 30, 2021, there was a decrease in startup and transition costs and an increase in direct material costs as compared to the 2020 period. Additionally, for the nine months ended September 30, 2021, there was a decrease in warranty costs as compared to the

2020 period. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had an favorable impact of 2.8% and 0.9% on cost of goods sold for the three and nine months ended September 30, 2021, respectively, as compared to the 2020 periods.

India Segment

The decrease in the loss from operations in the India segment for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was driven by the commencement of production for one of our customers in 2020, and the ramp up of such production in 2021.

Other income (expense)

The following table summarizes our total other income (expense) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(2,662)	$(3,093)	$431	13.9%	$(8,057)	$(7,409)	$(648)	-8.7%
Foreign currency income (loss)	3,958	(17,127)	21,085	123.1%	(6,273)	(18,095)	11,822	65.3%
Miscellaneous income	262	1,259	(997)	-79.2%	1,322	2,893	(1,571)	-54.3%
Total other income (expense)	$1,558	$(18,961)	$20,519	108.2%	$(13,008)	$(22,611)	$9,603	42.5%

The decrease in the total other expense for the three and nine months ended September 30, 2021, as compared to the same periods in 2020, was primarily due to a decrease in the foreign currency loss primarily due to net Euro liability exposure against the Turkish Lira in the current year periods as compared to the same periods in 2020.

Income taxes

The following table summarizes our income taxes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Income tax benefit (provision)	$(8,248)	$32,338	$(40,586)	-125.5%	$(30,036)	$(1,946)	$(28,090)	NM
Effective tax rate	-36.8%	-322.0%			-71.1%	-8.7%

See Note 9, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and nine months ended September 30, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources were adversely affected by certain events that occurred during the three months ended September 30, 2021. We experienced significant production delays that occurred at the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, as well as significant production delays in one of our Juarez, Mexico manufacturing facilities in connection with the ongoing transition to an innovative new blade for one of our customers. Although we expect that production will be stabilized in both of these manufacturing facilities by the end of the year, we expect that these transitions will continue to have an adverse impact on our liquidity for the remainder of the year. We also expect decreased demand for our wind blades from our customers during the remainder of 2021 and 2022. We believe this decrease in demand is due to the continued global renewable energy regulatory and policy uncertainty and raw material cost increases and constraints. We believe this decreased demand will also adversely impact our profitability and liquidity for the remainder of 2021 and 2022.

We were not in compliance with our Total Net Leverage Ratio financial covenant as of September 30, 2021, primarily due to the Mexico production delays and increased raw material costs and constraints described above. On November 8, 2021 (the Waiver Effective Date), we and the lenders that are parties to the Credit Agreement executed a limited waiver pursuant to which the lenders agreed to temporarily waive our compliance with this financial covenant from the Waiver Effective Date through December 8, 2021. We also must maintain domestic U.S. cash of at least $20.0 million and global available liquidity of at least $50.0 million as of the close of business on each Friday commencing as of November 5, 2021 through the maturity date of the Credit Agreement. From and after the Waiver Effective Date, we may not allow any of our subsidiaries that are not loan parties to the Credit Agreement to incur any additional indebtedness and we may not make any investment in any of its subsidiaries that are not loan parties to the Credit Agreement in an aggregate amount greater than $5.0 million. We had $68.3 million of domestic U.S cash and $132.9 million of global available liquidity as of October 29, 2021.

Given these near-term liquidity challenges, on November 8, 2021, we entered into the Purchase Agreement pursuant to which we agreed to issue and sell to the Purchasers 350,000 shares of our newly designated Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $350.0 million. We expect the closing of this equity financing transaction to occur in the fourth quarter of 2021 and intend to use the net proceeds from the issuance and sale of the Series A Preferred Stock to repay all outstanding indebtedness under our Credit Agreement and the remainder for general corporate purposes. We also may elect at our option to require Oaktree to purchase an additional $50.0 million of Series A Preferred Stock upon the same terms and conditions as the initial issuance of the Series A Preferred Stock during the two-year period following the Closing Date.

See Note 15, Subsequent Events, to our condensed consolidated financial statements for more details on the limited waiver and the Purchase Agreement.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment at our new facilities and expansion and improvements at our existing facilities. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net proceeds under our financing arrangements of $43.1 million for the nine months ended September 30, 2021 as compared to net proceeds under our financing arrangements of $96.5 million in the comparable period of 2020. As of September 30, 2021 and December 31, 2020, we had $262.8 million and $217.9 million in outstanding indebtedness, excluding debt issuance costs, respectively. As of September 30, 2021, we had an aggregate of $103.6 million of remaining capacity and $66.2 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased, as well as increased raw material costs primarily related to resin, carbon fiber and logistics. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, the anticipated net proceeds from the preferred equity financing described above, which we believe is probable, and cash flows from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At September 30, 2021 and December 31, 2020, we had unrestricted cash, cash equivalents and short-term investments totaling $119.0 million and $129.9 million, respectively. The September 30, 2021 balance includes $48.5 million of cash located outside of the United States, including $20.7 million in China, $17.9 million in Turkey, $7.3 million in India, $1.9 million in Mexico and $0.7 million in other countries.

Our ability to repatriate funds from China is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.6 million as of September 30, 2021 and December 31, 2020) of registered capital is contributed to a surplus reserve, our China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At September 30, 2021 and December 31, 2020, the amount of the surplus reserve fund was $9.4 million and $7.0 million, respectively. In July 2021, China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of September 30, 2021 was $262.8 million, including our Credit Agreement, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 5, Long-Term Debt, Net of Current Maturities, and Note 15, Subsequent Events, to our condensed consolidated financial statements for more details on our debt balances.
Cash Flow Discussion

The following table summarizes our key cash flow activity for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	$ Change
	(in thousands)
Net cash provided by (used in) operating activities	$(28,241)	$33,865	$(62,106)
Net cash used in investing activities	(30,138)	(53,428)	23,290
Net cash provided by financing activities	48,280	102,427	(54,147)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(939)	(3,204)	2,265
Net change in cash, cash equivalents and restricted cash	$(11,038)	$79,660	$(90,698)

Operating Cash Flows

Net cash provided by operating activities decreased by $62.1 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily as a result of lower operating results and unfavorable working capital usage.

Investing Cash Flows

Net cash used in investing activities decreased by $23.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020, as a result of a decrease in capital expenditures.

We anticipate fiscal year 2021 capital expenditures of between $40 million to $45 million and we estimate that the cost that we will incur after September 30, 2021 to complete our current projects in process will be approximately $7.0 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include new manufacturing facilities in Chennai, India and the continued investment in our existing Tukey, Mexico, China and U.S. facilities.

Financing Cash Flows

Net cash provided by financing activities decreased by $54.1 million for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily as a result of decreased net borrowings on our revolving loans.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of September 30, 2021:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	LIBOR plus 1.25%
2021	Mexico	LIBOR plus 1.25%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended September 30, 2021 and 2020, $346.3 million and $343.0 million, respectively, and during the nine months ended September 30, 2021 and 2020, $1,001.2 million and $802.9 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Basis of Presentation, under the heading “Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2021, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K, other than in the ordinary course of business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $21.5 million for the nine months ended September 30, 2021.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 55% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin costs further limiting our exposure to price fluctuations.

Prior to taking into account any contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems, we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to income from operations of approximately $12.4 million for the full year 2021. With respect to our other customer supply agreements, our customers typically receive/bear 70% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of September 30, 2021, our Credit Agreement includes interest on the unhedged principal amount of $106.2 million which is tied to the London Interbank Offered Rate (LIBOR), our India segment has two credit agreements outstanding which are tied to LIBOR, and our EMEA segment has one general credit agreement outstanding which is tied to the Euro Interbank Offered Rate (EURIBOR). For a discussion of the interest rate swap arrangement we entered into related to our Credit Agreement, see Note 13, Financial Instruments, to the notes to the consolidated financial statements within our 2020 Annual Report on Form 10-K. The India credit agreements had secured and unsecured working capital financing of $10.3 million and unsecured term loan financing of $8.1 million outstanding as of September 30, 2021. The two EMEA credit agreements had unsecured financing of $5.7 million and financing of capital expenditures of $1.0 million outstanding as of September 30, 2021. Our Credit Agreement, the two India credit agreements, and the one EMEA general credit agreement are the only variable rate debt agreements that we had outstanding as of September 30, 2021 as all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates. Due to the relatively low LIBOR and EURIBOR rates in effect as of September 30, 2021, a 10% change in the LIBOR or EURIBOR rate would not have had a material impact on our future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2021 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The pending Series A Preferred Stock financing may not be completed, which could adversely affect our business, results of operations and/or financial condition or the price of our shares of Common Stock.

On November 8, 2021, we entered into a Series A Preferred Stock Purchase Agreement (the Purchase Agreement) with Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., OPPS TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund L.P. (collectively, the Purchasers), pursuant to which we have agreed to issue and sell to the Purchasers an aggregate of 350,000 shares of our newly designated Series A Preferred Stock, par value $0.01 per share (the Series A Preferred Stock), for an aggregate purchase price of $350.0 million. On the closing date for the sale of the Series A Preferred Stock, we will also issue the Purchasers a warrant to purchase an aggregate of 4,666,667 shares of our Common Stock, at an exercise price of $0.01 per share. The transaction is expected to close in the fourth quarter of 2021, subject to the conditions set forth in the Purchase Agreement. We cannot assure that all closing conditions will be satisfied or waived. The Purchase Agreement will expire if the closing has not occurred by the 60th day following the date of the Purchase Agreement. If the transaction is not completed, we will be subject to a number of risks, including: we must pay costs related to the transaction, including legal and financial advisory fees, whether the transaction is completed or not; the trading price of our shares of Common Stock may decline if the transaction is not completed, to the extent that the market price reflects a market assumption that the transaction will be completed; we may be required to seek alternative sources of liquidity, as to the availability or terms of which we cannot provide assurance, and we could be subject to litigation related to the failure to complete the transaction or other factors, all of which may adversely affect our business, results of operations and/or financial results and the price of our shares of Common Stock.

Our business, operations and financial condition during the nine months ended September 30, 2021 were not materially adversely affected by the COVID-19 pandemic however we cannot estimate the duration of the COVID-19 pandemic and our business may be adversely affected in the future if the COVID-19 pandemic persists.

The COVID-19 pandemic did not materially adversely affect our manufacturing operations during the nine months ended September 30, 2021. However, our manufacturing facility in Yangzhou, China was shut down for approximately three weeks during the three months ended September 30, 2021 due to an outbreak of positive COVID-19 cases in Yangzhou City, which had an adverse impact on our results of operations for the three months ended September 30, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. However, our global supply chain has been adversely affected by the COVID-19 pandemic in 2021 and our global supply chain may continue to be adversely affected if the COVID-19 pandemic persists.

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

TPI COMPOSITES, INC.

Date: November 9, 2021	By:	/s/ Adan Gossar
Adan Gossar
Chief Accounting Officer
(Principal Accounting Officer)