Form 10-Q
period 2022-03-31
TPI COMPOSITES, INC
filed 2022-05-05
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 37,257,924 shares of common stock outstanding.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (SEC) on February 25, 2022 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$130,893	$242,165
Restricted cash	9,869	10,053
Accounts receivable	187,993	157,804
Contract assets	206,064	188,323
Prepaid expenses	29,654	19,280
Other current assets	24,595	22,584
Inventories	17,649	11,533
Assets held for sale	8,529	8,529
Total current assets	615,246	660,271
Property, plant and equipment, net	178,657	169,578
Operating lease right of use assets	160,532	137,192
Other noncurrent assets	41,753	40,660
Total assets	$996,188	$1,007,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$316,477	$336,697
Accrued warranty	38,943	42,020
Current maturities of long-term debt	46,137	66,438
Current operating lease liabilities	22,652	22,681
Contract liabilities	1,274	1,274
Total current liabilities	425,483	469,110
Long-term debt, net of current maturities	5,573	8,208
Noncurrent operating lease liabilities	148,189	146,479
Other noncurrent liabilities	10,805	10,978
Total liabilities	590,050	634,775
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 and 350 shares issued and outstanding, respectively at March 31, 2022 and December 31, 2021; liquidation preference of $474,603 at March 31, 2022 and $473,227 at December 31, 2021	265,106	250,974
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 37,524 shares issued and 37,258 shares outstanding at March 31, 2022 and 100,000 shares authorized, 37,419 shares issued and 37,180 shares outstanding at December 31, 2021	375	374
Paid-in capital	440,588	451,440
Accumulated other comprehensive loss	(7,932)	(54,006)
Accumulated deficit	(285,064)	(269,264)
Treasury stock, at cost, 266 shares at March 31, 2022 and 239 shares at December 31, 2021	(6,935)	(6,592)
Total stockholders’ equity	141,032	121,952
Total liabilities and stockholders’ equity	$996,188	$1,007,701

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except per share data)
Net sales	$384,870	$404,680
Cost of sales	370,954	383,056
Startup and transition costs	15,543	14,354
Total cost of goods sold	386,497	397,410
Gross profit (loss)	(1,627)	7,270
General and administrative expenses	7,860	8,922
Loss on sale of assets and asset impairments	959	1,297
Restructuring charges, net	2,393	258
Loss from operations	(12,839)	(3,207)
Other income (expense):
Interest expense, net	(769)	(2,704)
Foreign currency income (loss)	210	(3,727)
Miscellaneous income	542	739
Total other expense	(17)	(5,692)
Loss before income taxes	(12,856)	(8,899)
Income tax benefit (provision)	(2,944)	7,102
Net loss	(15,800)	(1,797)
Preferred stock dividends and accretion	(14,132)	—
Net loss attributable to common stockholders	$(29,932)	$(1,797)

Weighted-average common shares outstanding:
Basic	41,899	36,601
Diluted	41,899	36,601

Net loss per common share:
Basic	$(0.71)	$(0.05)
Diluted	$(0.71)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net loss	$(15,800)	$(1,797)
Other comprehensive income (loss):
Foreign currency translation adjustments	43,369	(5,291)
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 and $651, respectively	2,705	(3,035)
Comprehensive income (loss)	$30,274	$(10,123)

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2022
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2021	350	$250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(15,800)	—	(15,800)
Preferred stock dividends	—	9,605	—	—	(9,605)	—	—	—	(9,605)
Other comprehensive income	—	—	—	—	—	46,074	—	—	46,074
Common stock repurchased for treasury	—	—	—	—	—	—	—	(343)	(343)
Issuances under share-based compensation plan	—	—	106	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,279	—	—	—	3,279
Accretion of Series A Preferred Stock	—	4,527	—	—	(4,527)	—	—	—	(4,527)
Balance at March 31, 2022	350	265,106	37,524	375	440,587	(7,932)	(285,064)	(6,935)	141,032

	Three Months Ended March 31, 2021
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2020	—	$—	36,771	$368	$349,472	$(32,990)	$(109,716)	$(6,099)	$201,035
Net loss	—	—	—	—	—	—	(1,797)	—	(1,797)
Other comprehensive loss	—	—	—	—	—	(8,326)	—	—	(8,326)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(34)	(34)
Issuances under share-based compensation plan	—	—	149	1	1,235	—	—	—	1,236
Share-based compensation expense	—	—	—	—	2,494	—	—	—	2,494
Balance at March 31, 2021	—	—	36,920	369	353,201	(41,316)	(111,513)	(6,133)	194,608

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(15,800)	$(1,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,753	11,609
Loss on sale of assets and asset impairments	959	1,297
Share-based compensation expense	3,309	2,399
Amortization of debt issuance costs	—	114
Deferred income taxes	(277)	(11,574)
Changes in assets and liabilities:
Accounts receivable	(30,670)	(428)
Contract assets and liabilities	(14,906)	(132)
Operating lease right of use assets and operating lease liabilities	339	2,376
Inventories	(6,027)	(1,129)
Prepaid expenses	(7,704)	6,105
Other current assets	(1,249)	8,302
Other noncurrent assets	1,006	(1,526)
Accounts payable and accrued expenses	(19,113)	(3,466)
Accrued warranty	(3,077)	(4,896)
Other noncurrent liabilities	403	(514)
Net cash provided by (used in) operating activities	(81,054)	6,740
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,516)	(18,786)
Net cash used in investing activities	(5,516)	(18,786)
Cash flows from financing activities:
Proceeds from working capital loans	3,967	—
Repayments of working capital loans	(3,951)	—
Principal repayments of finance leases	(1,545)	(1,406)
Net proceeds from (repayments of) other debt	(21,408)	18,695
Proceeds from exercise of stock options	1	1,216
Repurchase of common stock including shares withheld in lieu of income taxes	(343)	(34)
Net cash provided by (used in) financing activities	(23,279)	18,471
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(1,607)	(49)
Net change in cash, cash equivalents and restricted cash	(111,456)	6,376
Cash, cash equivalents and restricted cash, beginning of year	252,218	130,196
Cash, cash equivalents and restricted cash, end of period	$140,762	$136,572

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$639	$2,617
Cash paid for income taxes, net of refunds	10,828	5,130
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	8,298	1,245
Accrued capital expenditures in accounts payable	1,397	6,975
Paid-in-kind preferred stock dividends and accretion	14,132	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	March 31,	December 31,	March 31,	December 31,
	2022	2021	2021	2020
	(in thousands)
Cash and cash equivalents	$130,893	$242,165	$136,236	$129,857
Restricted cash	9,869	10,053	336	339
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$140,762	$252,218	$136,572	$130,196

See accompanying notes to unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Functional Currency Change from Turkish Lira to Euro for the Company’s Turkish operations.

Effective January 1, 2022, the functional currency for our operations in Turkey changed from the Turkish Lira to the Euro. Nonmonetary assets and liabilities were remeasured into Euros at the rate in effect on the date of the asset's or liability’s inception and then translated into reporting currency based on the current exchange rate. The monetary assets and liabilities were remeasured into Euros at the rate in effect on the date of change and then translated into reporting currency based on the current exchange rate. The difference between historical basis of nonmonetary assets and liabilities and the new basis of $44.9 million (increase in net assets) was recorded in the currency translation adjustment account. The amount recorded in the currency translation adjustment account for prior periods was not reversed upon the change in functional currency. The majority of the initial impact of the functional currency change was to property, plant and equipment and operating lease right of use assets with offset to the currency translation adjustment account.

While the change of the functional currency was based on a factual assessment, the determination of the date of the change required management’s judgement given the change in the primary economic and business environment in which we operate have evolved over time. When we established our Turkish operations in 2012 and 2013, the Turkish government had a goal of significantly increasing renewable energy being generated and utilized within Turkey by year 2023. During 2014-2017, wind energy being generated and utilized in Turkey increased and management observed that progress was being made towards the Turkish government's goal. In 2018 and 2019, the Turkish government introduced tenders to spur domestic renewable energy generation and utilization in Turkey. However, as of year-end 2020, Turkish domestic renewable energy being generated and utilized was significantly less than originally forecasted by the Turkish government. As of 2021, there were no significant wind turbine installations under the tenders awarded by the Turkish government in 2018 and 2019. Based on recent and anticipated annual domestic renewable energy demand it is unlikely for the local energy generation to reach the Turkish government's goals for 2023. Additionally, in recent years sales to the eurozone have increased and the Company is focused on meeting the export demands of the region. Based on the analysis of the domestic renewable energy demand through 2021 and anticipated future demand, management concluded that Turkish domestic sales will not grow as previously envisioned and most of the future growth will continue to be predominately export sales to the eurozone, which are primarily denominated in Euros.

Management re-evaluated all indicators established in ASC Topic 830, "Foreign Currency Matters", to determine the functional currency of our Turkish operations. Such indicators include i) cash flow, ii) sales price, iii) sales market, iv) expense, v) financing and vi) intercompany transactions and arrangements. At the time of the assessment adopted on January 1, 2022, (i) approximately 80% of our sales in Turkey are denominated in Euros and the rest are in USD, (ii) a majority of expenses are denominated in Euros, (iii) all debt and lease obligations are denominated in Euro, (iv) a majority of the cash balances are denominated in Euros and (v) a majority of the intercompany balances are denominated in Euros. When considering all relevant facts together along with managements’ long-term plan for our Turkey operations, management concluded that the Euros best reflects the currency of the primary economic environment in which we currently operate. As a result, the Company adopted the Euro as the functional currency of our Turkish operations effective January 1, 2022 on a prospective basis.

Note 2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2022, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full years. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended March 31, 2022
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$—	$36,399	$129,606	$146,849	$41,727	$354,581
Precision molding and assembly systems sales	—	3,859	147	—	—	4,006
Transportation sales	12,857	—	—	—	—	12,857
Field service, inspection and repair services sales	8,601	968	—	281	—	9,850
Other sales	99	120	643	2,555	159	3,576
Total net sales	$21,557	$41,346	$130,396	$149,685	$41,886	$384,870

	Three Months Ended March 31, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$39,627	$72,503	$108,442	$111,027	$47,580	$379,179
Precision molding and assembly systems sales	—	3,964	4,963	—	—	8,927
Transportation sales	8,131	—	—	—	—	8,131
Field service, inspection and repair services sales	2,994	308	—	1,013	—	4,315
Other sales	241	153	3,347	326	61	4,128
Total net sales	$50,993	$76,928	$116,752	$112,366	$47,641	$404,680

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For a further discussion regarding our operating segments, see Note 16, Segment Reporting. The geographic regions of Europe, the Middle East and Africa comprises the EMEA segment.

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

Contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2022	2021	$ Change
	(in thousands)
Gross contract assets	$208,010	$196,659	$11,351
Less: reclassification from contract liabilities	(1,946)	(8,336)	6,390
Contract assets	$206,064	$188,323	$17,741

	March 31,	December 31,
	2022	2021	$ Change
	(in thousands)
Gross contract liabilities	$3,220	$9,610	$(6,390)
Less: reclassification to contract assets	(1,946)	(8,336)	6,390
Contract liabilities	$1,274	$1,274	$—

Contract assets increased by $17.7 million from December 31, 2021 to March 31, 2022 due to an increase in customer specific material purchases and incremental unbilled production during the three months ended March 31, 2022. Contracts liabilities, net of the amounts reclassed to contract assets, remained consistent from December 31, 2021 to March 31, 2022.

For the three months ended March 31, 2022, we recognized $1.3 million of revenue related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $2.5 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2022	$1,262,407	51.3%
2023	1,019,335	41.4
2024	180,761	7.3
Total remaining performance obligations	$2,462,503	100%

For the three months ended March 31, 2022, net revenue recognized from our performance obligations satisfied in previous period decreased by $6.6 million, as compared to decreases of $8.5 million, in the same period in 2021. The current year decreases primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 15, Concentration of Customers.

We may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities.

The after-effects of the pandemic continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity and logistics costs. There were both significant price increases and supply constraints during the three months ended March 31, 2022, as compared to the same period in 2021 with respect to resin and carbon fiber, which are key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. We expect carbon fiber and related product supply will remain constrained. Production of carbon products is very energy intensive and although we are able to pass on a majority of cost increases onto our customers, rising energy costs could continue to adversely impact cost of materials. If the supply of resin feedstocks and carbon fiber continue to be constrained and the prices for these raw materials remain elevated for an extended period of time, such constraints and elevated price levels could have a further material adverse impact on our results of operations.

Although we believe that the onshore wind market will continue to grow over the long term, the expiration of the United States Production Tax Credit (PTC) at the end of 2021 and the lack of new policy or legislation has created uncertainty in the near term. We are monitoring legislative and regulatory policy proposals to extend or expand tax credits and other programs in the United States to promote wind energy.

We maintain our United States (U.S.) cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2022 and 2021. U.S. money market accounts are not guaranteed by the FDIC. At March 31, 2022 and December 31, 2021, we had $112.6 million and $165.4 million, respectively, of cash in bank deposit and money market accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At March 31, 2022, this included $10.6 million in China, $3.0 million in Turkey, $2.4 million in India, $1.8 million in Mexico and $0.5 million in other countries. As of December 31, 2021, this included $25.9 million in China, $42.6 million in Turkey, $5.7 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at March 31, 2022 and December 31, 2021, we had short-term deposits in interest bearing accounts in the U.S. of $9.9 million and $10.1 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Warranty accrual at beginning of period	$42,020	$50,852
Accrual during the period	3,066	4,847
Cost of warranty services provided during the period	(8,314)	(7,571)
Changes in estimate for pre-existing warranties, including expirations during the period	2,171	(2,172)
Warranty accrual at end of period	$38,943	$45,956

Note 6. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities, consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Unsecured financing—EMEA	$27,146	$48,444
Secured and unsecured working capital—India	10,285	10,269
Unsecured term loan—India	8,109	8,109
Equipment finance lease—Mexico	4,686	5,821
Equipment finance lease—EMEA	1,402	1,884
Other equipment finance leases	82	119
Total debt—principal	51,710	74,646
Less: Current maturities of long-term debt	(46,137)	(66,438)
Long-term debt, net of current maturities	$5,573	$8,208

Note 7. Share-Based Compensation Plans

During the three months ended March 31, 2022, we issued to certain employees an aggregate of 764,318 timed-based restricted stock units (RSUs), 37,065 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2022 through December 31, 2024, 111,193 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2024, and 49,781 PSUs that vest upon achievement of certain strategic targets measured from January 12, 2022 through January 12, 2032. 167,507 of the time-based RSUs vest on the third anniversary date of the grant date, 413,467 of the time-based RSUs vest 50% on the first and second anniversary of the grant date, respectively and 183,344 of the time-based RSUs vest 25% on the first, second, third and fourth anniversary of the grant date, respectively. Each of the time-based and performance-based awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cost of goods sold	$889	$203
General and administrative expenses	2,420	2,196
Total share-based compensation expense	$3,309	$2,399

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
RSUs	$2,819	$1,255
Stock options	164	618
PSUs	326	526
Total share-based compensation expense	$3,309	$2,399

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Total operating lease cost	$11,216	$9,716

Finance lease cost
Amortization of assets under finance leases	$1,037	$900
Interest on finance leases	110	189
Total finance lease cost	$1,147	$1,089

Total lease assets and liabilities were as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Operating Leases
Operating lease right of use assets	$160,532	$137,192

Current operating lease liabilities	$22,652	$22,681
Noncurrent operating lease liabilities	148,189	146,479
Total operating lease liabilities	$170,841	$169,160

Finance Leases
Property, plant and equipment, gross	$36,606	$26,405
Less: accumulated depreciation	(21,343)	(13,782)
Total property, plant and equipment, net	$15,263	$12,623

Current maturities of long-term debt	$4,300	$5,435
Long-term debt, net of debt issuance costs and current maturities	1,870	2,389
Total finance lease liabilities	$6,170	$7,824

Future minimum lease payments under noncancelable leases as of March 31, 2022 were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2022	$26,248	$4,182
2023	33,124	1,344
2024	29,006	711
2025	28,546	379
2026	28,879	7
Thereafter	83,486	—
Total future minimum lease payments	229,289	6,623
Less: interest	(58,448)	(453)
Total lease liabilities	$170,841	$6,170

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,965	$9,250
Operating cash flows from finance leases	110	189
Financing cash flows from finance leases	1,545	1,406

Other information related to leases was as follows:

	March 31,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term (In Years):
Operating leases	7.1	7.0
Finance leases	1.8	1.9

Weighted-Average Discount Rate:
Operating leases	8.1%	8.0%
Finance leases	5.7%	5.8%

As of March 31, 2022, there were no material additional leases related to our manufacturing facilities, warehouses, offices, automobiles or our machinery and equipment which have not yet commenced.

Note 9. Financial Instruments

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

With regards to our foreign exchange call option contracts, for the three months ended March 31, 2022 and 2021, $0.6 million and $0.7 million of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations, respectively. The net income (loss) recognized in accumulated other comprehensive loss in our condensed consolidated statements of

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

changes in stockholders’ equity for our foreign exchange call option contracts is expected to be recognized in cost of sales in our condensed consolidated statements of operations during the next nine months.

As of March 31, 2022 and December 31, 2021, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 1.1 billion Mexican Pesos (approximately $52.4 million) and approximately 0.4 billion Mexican Pesos (approximately $20.2 million), respectively.

Chinese Renminbi

With regards to our foreign exchange forward contracts, for which hedge accounting does not apply, for the three months ended March 31, 2022 and 2021, $0.0 million and $0.1 million in gains were recorded through foreign currency income (loss) within our condensed consolidated statements of operations, respectively.

India Rupee

With regards to our foreign exchange call option contracts, for which hedge accounting does not apply, for the three months ended March 31, 2022 and 2021, $0.1 million and $0.7 million in gains were recorded through foreign currency income (loss) within our condensed consolidated statements of operations, respectively. Additionally, with regards to our foreign exchange call option contracts, for the three months ended March 31, 2022 and 2021, $0.6 million and $0.0 million of premium amortization was recorded as losses through foreign currency income (loss) within our condensed consolidated statements of operations, respectively.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	March 31,	December 31,
Financial Instrument	Balance Sheet Line Item	2022	2021
		(in thousands)
Foreign exchange forward contracts	Other current assets	$3,912	$1,580
Foreign exchange forward contracts	Accounts payable and accrued expenses	—	1,052

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended
Other Comprehensive	Statement of Operations	March 31,
Loss Component	Line Item	2022	2021
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(640)	$(2,002)

Note 10. Restructuring Charges, Net

The following is a summary of our restructuring charges, net for the period presented:

	Three Months Ended March 31, 2022
	U.S.	Asia	Mexico	Total
	(in thousands)
Severance	$44	$1,553	$266	$1,863
Other restructuring costs	147	383	—	530
Total restructuring charges, net	$191	$1,936	$266	$2,393

For the three months ended March 31, 2021, we incurred $0.3 million in restructuring charges related to our Asia segment.

The following is a summary of our restructuring liability activity for the periods presented:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	U.S.	Asia	Mexico	Total
	(in thousands)
Balance at December 31, 2021	$2,638	$8,145	$2,161	$12,944
Restructuring charges, net	191	1,936	266	2,393
Payments	(1,920)	(4,675)	(415)	(7,010)
Balance at March 31, 2022	$909	$5,406	$2,012	$8,327

Note 11. Income Taxes

For the three months ended March 31, 2022, we reported an income tax provision of $2.9 million as compared to an income tax benefit of $7.1 million in the comparative prior year period. This increase resulted primarily from the change in the mix of earnings of foreign jurisdictions and an increase in U.S. valuation allowance and uncertain tax positions compared to the same period in 2021.

No changes in tax law occurred during the three months ended March 31, 2022, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

Note 12. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(15,800)	$(1,797)
Preferred stock dividends and accretion	(14,132)	—
Net loss attributable to common stockholders	$(29,932)	$(1,797)

Denominator:
Basic weighted-average shares outstanding	41,899	36,601
Effect of dilutive awards	—	—
Diluted weighted-average shares outstanding	41,899	36,601

Basic net income (loss) per common share	$(0.71)	$(0.05)
Diluted net income (loss) per common share	$(0.71)	$(0.05)

Potentially dilutive shares excluded from the calculation due to net losses in the period	474	2,040
Anti dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	429	—

For the three months ended March 31, 2022, the weighted average number of common shares outstanding during the period includes 4,666,667 of outstanding, fully vested warrants that are exercisable for $0.01 per warrant.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Three Months Ended March 31, 2022
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$—	$(5,476)	$(54,006)
Other comprehensive income (loss) before reclassifications	43,369	—	3,345	46,714
Amounts reclassified from AOCL	—	—	(640)	(640)
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	43,369	—	2,705	46,074
Balance at March 31, 2022	(5,161)	-	(2,771)	(7,932)

	Three Months Ended March 31, 2021
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(5,291)	597	(2,281)	(6,975)
Amounts reclassified from AOCL	—	—	(2,002)	(2,002)
Net tax effect	—	(139)	790	651
Net current period other comprehensive income (loss)	(5,291)	458	(3,493)	(8,326)
Balance at March 31, 2021	(35,402)	(2,985)	(2,929)	(41,316)

Note 14. Commitments and Contingencies

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion GmbH (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. We believe we have meritorious defenses to the alleged voidance claims. Due to the early stage of this claim, we have determined that the ultimate outcome cannot be estimated at this time.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended
	March 31,
	2022		2021
Customer	Net sales	% of Total	Net sales	% of Total
Vestas	$164,966	42.9%	$169,218	41.8%
Nordex	117,293	30.5	76,543	18.9
GE	57,620	15.0	104,852	25.9

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	March 31,	December 31,
	2022	2021
Customer	% of Total	% of Total
Nordex	56.3%	61.5%
Vestas	17.8	10.7
Enercon	11.0	14.7

Note 16. Segment Reporting

Our operating segments are defined geographically into five geographic operating segments—(1) the U.S., (2) Asia, (3) Mexico, (4) EMEA and (5) India. For a detailed discussion of our operating segments, refer to the discussion in Note 21, Segment Reporting, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K.

Our U.S. and India segments operate in U.S. dollars. Our Mexico and Asia segments operate in their local currency and include a U.S. parent company that operates in U.S. dollars. Our EMEA segment operates in Euros, effective January 1, 2022. Prior to this, our EMEA segment operated in Turkish Lira.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net sales by segment:
U.S.	$21,557	$50,993
Asia	41,346	76,928
Mexico	130,396	116,752
EMEA	149,685	112,366
India	41,886	47,641
Total net sales	$384,870	$404,680

Net sales by geographic location (1):
United States	$21,557	$50,993
China	41,346	76,928
Mexico	130,396	116,752
Turkey	149,685	112,366
India	41,886	47,641
Total net sales	$384,870	$404,680

Income (loss) from operations:
U.S. (2)	$(6,534)	$(9,913)
Asia	(6,109)	2,709
Mexico	(23,704)	(5,731)
EMEA	23,617	9,788
India	(109)	(60)
Total loss from operations	$(12,839)	$(3,207)

	March 31,	December 31,
	2022	2021
	(in thousands)
Property, plant and equipment, net:
U.S.	$24,293	$25,522
Asia (China)	25,552	26,965
Mexico	67,663	71,208
EMEA (Turkey)	29,397	14,413
India	31,752	31,470
Total property, plant and equipment, net	$178,657	$169,578

(1) Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.

(2) The losses from operations in our U.S. segment includes corporate general and administrative costs of $7.9 million and $8.9 million for the three months ended March 31, 2022 and 2021, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q or in our previously filed Annual Report on Form 10-K, particularly those under the heading “Risk Factors.”

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers (OEM) in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and supply high strength, lightweight and durable composite products to the transportation market. We are headquartered in Scottsdale, Arizona and operate factories throughout the U.S., China, Mexico, Turkey, and India. We operate additional engineering development centers in Denmark and Germany and a service facility in Spain.

Our business operations are defined geographically into five geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico, (4) Europe, the Middle East and Africa (EMEA) and (5) India. See Note 16, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

During the three months ended March 31, 2022, there have been both price increases and supply constraints as compared to the same period in 2021, for key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. Carbon fiber prices have increased primarily due to the cost of raw material inputs as well as increased global demand for carbon fiber across multiple industries. We expect that the price of resin and carbon fiber will remain at elevated levels for the remainder of 2022 and into 2023. Approximately 60% of the resin and resin systems, and approximately 90% of carbon fiber we use is purchased under contracts either controlled or borne by two of our customers, and therefore these customers receive/bear 100% of any decrease or increase in resin prices. With respect to our other customer supply agreements, our customers typically receive/bear 70% of any raw material price decreases or increases. If the supply of resin feedstocks and carbon fiber continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the remainder of 2022 and 2023 and could have a material adverse impact on our results of operations for the remainder of 2022 and 2023.

Although all of our manufacturing facilities currently are operating without any COVID-19 impacts or restrictions, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. However, our global supply chain was adversely affected by the COVID-19 pandemic in 2021 and our global supply chain may continue to be adversely affected if the COVID-19 pandemic persists. In addition, certain of our customers source the purchase of certain key raw materials and components, including resin and carbon. In 2021, these customers had challenges procuring adequate supplies of resin and carbon fiber, which had an adverse impact on our production volumes and results of operations and could adversely impact our business in 2022 if such challenges persist.

We expect decreased demand for our wind blades from our customers during the remainder of 2022 and 2023. We believe this decrease in demand is due to the continued global renewable energy regulatory and policy uncertainty and the raw material and logistics cost increases mentioned above. We believe that uncertainty around potential legislation in the U.S. to extend the Production Tax Credit (PTC) on a long-term basis is causing developers to delay project timelines in anticipation of being able to build projects at higher PTC levels if such extensions are implemented.

We are forecasting to incur a total of approximately $3.1 million of restructuring charges associated with our global footprint alignment and consolidation in 2022 relating to our China and North America operations.

Effective January 1, 2022, the functional currency for our operations in Turkey changed from Turkish Lira to Euros. The Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 830 (ASC 830), “Foreign Currency Matters,” requires a change in functional currency to be reported as of the date it is determined there has been a change, and it is generally accepted practice that the change is made at the start of the most recent period that approximates the date of the change.

While the change of the functional currency was based on a factual assessment, the determination of the date of the change required management’s judgement given the change over time in the primary economic and business environment in which we operate.

Based on the analysis of the Turkish domestic renewable energy demand through 2021 and anticipated future demand, management concluded that Turkish domestic sales will not grow as previously envisioned and most of the future growth will continue to be predominately export sales to the eurozone, which are primarily denominated in Euros. See Footnote 1, Significant Accounting Policies, for more details.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K.

KEY FINANCIAL MEASURES

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net sales	$384,870	$404,680
Net loss	(15,800)	(1,797)
EBITDA (1)	(334)	5,414
Adjusted EBITDA (1)	6,117	13,095
Capital expenditures	5,516	18,786
Free cash flow (1)	(86,570)	(12,046)

	March 31,	December 31,
	2022	2021
	(in thousands)
Total debt	$51,710	$74,646
Net cash	79,183	167,519

(1)
See below for a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net cash to net loss attributable to common stockholders, net cash provided by (used in) operating activities and cash and cash equivalents, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(29,932)	$(1,797)
Preferred stock dividends and accretion	14,132	—
Net loss	(15,800)	(1,797)
Adjustments:
Depreciation and amortization	11,753	11,609
Interest expense, net	769	2,704
Income tax provision (benefit)	2,944	(7,102)
EBITDA	(334)	5,414
Share-based compensation expense	3,309	2,399
Foreign currency loss (income)	(210)	3,727
Loss on sale of assets and asset impairments	959	1,297
Restructuring charges, net	2,393	258
Adjusted EBITDA	$6,117	$13,095

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$(81,054)	$6,740
Less capital expenditures	(5,516)	(18,786)
Free cash flow	$(86,570)	$(12,046)

Net cash is reconciled as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$130,893	$242,165
Less total debt	(51,710)	(74,646)
Net cash	$79,183	$167,519

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2022	2021
Sets	602	814
Estimated megawatts	2,644	3,072
Utilization	65%	77%
Dedicated manufacturing lines	43	50
Manufacturing lines installed	43	52

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three months ended March 31, 2022 and 2021 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Net sales	100%	100%
Cost of sales	96.4	94.7
Startup and transition costs	4.0	3.5
Total cost of goods sold	100.4	98.2
Gross profit (loss)	(0.4)	1.8
General and administrative expenses	2.0	2.2
Loss on sale of assets and asset impairments	0.3	0.3
Restructuring charges, net	0.6	0.1
Loss from operations	(3.3)	(0.8)
Total other expense	0.0	(1.4)
Loss before income taxes	(3.3)	(2.2)
Income tax benefit (provision)	(0.8)	1.8
Net loss	(4.1%)	(0.4%)

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$354,581	$379,179	$(24,598)	(6.5)%
Precision molding and assembly systems sales	4,006	8,927	(4,921)	(55.1)
Transportation sales	12,857	8,131	4,726	58.1
Field service, inspection and repair services sales	9,850	4,315	5,535	128.3
Other sales	3,576	4,128	(552)	(13.4)
Total net sales	$384,870	$404,680	$(19,810)	(4.9)%

The decrease in net sales of wind blades during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by a 26% decrease in the number of wind blades produced due to a reduction in manufacturing lines and transitions of existing lines and currency fluctuations, which were partially offset by a higher average sales price due to the mix of wind blade models produced. Net sales from the manufacturing of precision molding and assembly systems decreased during the three months ended March 31, 2022, as compared to the same period in 2021 primarily due to a decrease in volume. Additionally, there was an increase in our field service, inspection and repair service sales during the three months ended March 31, 2022, as compared to the same period in 2021, due to an increase in demand for such services. Transportation sales increased during the three months ended March 31, 2022, as compared to the same period in 2021, due to an increase in volume of transportation products. The fluctuating U.S. dollar against the Euro in our operations in Turkey and the Chinese Renminbi in our China operations had an unfavorable impact of 2.2% on consolidated net sales for the three months ended March 31, 2022, as compared to the 2021 period.

Segment discussion

The following table summarizes our net sales by our five geographic operating segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
U.S.	$21,557	$50,993	$(29,436)	(57.7)%
Asia	41,346	76,928	(35,582)	(46.3)
Mexico	130,396	116,752	13,644	11.7
EMEA	149,685	112,366	37,319	33.2
India	41,886	47,641	(5,755)	(12.1)
Total net sales	$384,870	$404,680	$(19,810)	(4.9)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$—	$39,627	$(39,627)	NM
Transportation sales	12,857	8,131	4,726	58.1%
Field service, inspection and repair services sales	8,601	2,994	5,607	187.3
Other sales	99	241	(142)	(58.9)
Total net sales	$21,557	$50,993	$(29,436)	(57.7)%

NM - not meaningful

The decrease in the U.S. segment’s net sales of wind blades during the three months ended March 31, 2022, as compared to the same period in 2021, was due to the shutdown of production at our Newton, Iowa manufacturing facility at the end of the fourth quarter of 2021. The increase in the U.S. segment's field service, inspection and repair services sales was primarily due to increases in overall volume and demand for such services during the three months ended March 31, 2022, as compared to the same period in 2021. Transportation sales increased during the three months ended March 31, 2022, as compared to the same period in 2021, due to an increase in volume of transportation products.

Asia Segment

The following table summarizes our net sales by product/service for the Asia segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$36,399	$72,503	$(36,104)	(49.8)%
Precision molding and assembly systems sales	3,859	3,964	(105)	(2.6)
Field service, inspection and repair services sales	968	308	660	NM
Other sales	120	153	(33)	(21.6)
Total net sales	$41,346	$76,928	$(35,582)	(46.3)%

The decrease in the Asia segment’s net sales of wind blades during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a 70% decrease in the number of wind blades produced, due to a reduction of contracted manufacturing lines in China and the startup of additional lines in 2022. The net sales decrease during the three months ended

March 31, 2022 was partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the two comparative periods.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$129,606	$108,442	$21,164	19.5%
Precision molding and assembly systems sales	147	4,963	(4,816)	(97.0)
Other sales	643	3,347	(2,704)	(80.8)
Total net sales	$130,396	$116,752	$13,644	11.7%

The increase in the Mexico segment’s net sales of wind blades during the three months ended March 31, 2022, as compared to the same period in 2021, is primarily due to the commencement of production at our second manufacturing facility in Matamoros, Mexico that we took over from Nordex in July 2021, and also reflects an increase in the average sales price of wind blades due to the mix of wind blades produced in the two comparative periods. The increase in net sales of wind blades was partially offset by the stop of production in one of our Juarez, Mexico facilities at the end of the fourth quarter of 2021.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$146,849	$111,027	$35,822	32.3%
Field service, inspection and repair services sales	281	1,013	(732)	(72.3)
Other sales	2,555	326	2,229	NM
Total net sales	$149,685	$112,366	$37,319	33.2%

The increase in the EMEA segment’s net sales of wind blades during the three months ended March 31, 2022, as compared to the same periods in 2021, was primarily driven by a 23% increase in wind blade production at our two Turkey plants, as well as an increase in the average sales price of wind blades produced in the two comparative periods. These net sales increases were partially offset by currency fluctuations. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 5.6% on net sales during the three months ended March 31, 2022, as compared to the 2021 period.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$41,727	$47,580	$(5,853)	(12.3)%
Other sales	159	61	98	160.7
Total net sales	$41,886	$47,641	$(5,755)	(12.1)%

The decrease in the India segment’s net sales of wind blades during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by a 26% decrease in wind blade production for the period and the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade during the first quarter of 2022. The decrease in net sales of wind blades was partially offset by an increase in the average sales price of wind blades in the two comparative periods.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of sales	$370,954	$383,056	$(12,102)	(3.2)%
Startup costs	5,467	4,552	915	20.1
Transition costs	10,076	9,802	274	2.8
Total startup and transition costs	15,543	14,354	1,189	8.3
Total cost of goods sold	$386,497	$397,410	$(10,913)	(2.7)
% of net sales	100.4%	98.2%		2.2%

Total cost of goods sold as a percentage of net sales increased by approximately two percentage points during the three months ended March 31, 2022, as compared to the same period in 2021, primarily driven by an increase in direct material costs and foreign currency fluctuations. The fluctuating U.S. dollar against the Euro, Chinese Renminbi and Mexican Peso had an unfavorable impact of 2.8% on consolidated cost of goods sold for the three months ended March 31, 2022 as compared to the 2021 period. Included in the cost of sales for the three months ended March 31, 2022, is approximately $7.1 million in non-restructuring related operating costs that were associated with certain manufacturing facilities in Newton, Iowa; Dafeng, China; and Juarez, Mexico, where production has stopped.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative expenses	$7,860	$8,922	$(1,062)	(11.9)%
% of net sales	2.0	2.2		(0.2)

The decrease in general and administrative expenses as a percentage of net sales for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by reduced compensation costs, consulting costs, supplies and our overall continued focus on reducing costs.

Restructuring costs, net

The following table summarizes our loss on sale of assets and asset impairments for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Restructuring charges, net	$2,393	$258	$2,135	NM
% of net sales	0.6	0.1		0.5

The increase in restructuring costs, net for the three months ended March 31, 2022, as compared to the same period in 2021, was associated with the optimization of our global footprint, comprised of $1.9 million of severance benefits to terminated employees primarily as a result of the closure of our Newton, Iowa; Dafeng, China and Taicang, China manufacturing facilities.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our five geographic operating segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
U.S.	$(6,534)	$(9,913)	$3,379	34.1%
Asia	(6,109)	2,709	(8,818)	NM
Mexico	(23,704)	(5,731)	(17,973)	NM
EMEA	23,617	9,788	13,829	141.3
India	(109)	(60)	(49)	NM
Total loss from operations	$(12,839)	$(3,207)	$(9,632)	NM
% of net sales	-3.3%	-0.8%		(2.5)%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the decrease in wind blade volume due to the shutdown of production at our Newton, Iowa manufacturing facility.

Asia Segment

The decrease in the income from operations in the Asia segment for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to the decrease in the net sales of wind blades, restructuring charges incurred at our Taicang City and Dafeng manufacturing facilities and foreign currency fluctuations. The fluctuating U.S. dollar against the Chinese Renminbi had an unfavorable impact of 1.1% on cost of goods sold for the three months ended March 31, 2022, respectively, as compared to the 2021 period.

Mexico Segment

The increase in the loss from operations in the Mexico segment for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to direct material and startup and transition costs related to the Matamoros, Mexico facility that we took over from Nordex in July 2021, and a decrease in wind blade volume, partially offset by an increase in the average sales price of wind blades as compared to the 2021 period. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 0.2% on cost of goods sold for the three months ended March 31, 2022, respectively, as compared to the 2021 period.

EMEA Segment

The increase in the income from operations in the EMEA segment for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by increased wind blade production at our two Turkey manufacturing facilities, an increase in the average sales price of wind blades produced and a decrease in startup and transition costs, partially offset by an increase in direct material costs as compared to the 2021 period. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 8.5% on cost of goods sold for the three months ended March 31, 2022, respectively, as compared to the 2021 period.

India Segment

The increase in the loss from operations in the India segment for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by a decrease in volume due to the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade and the continued expansion of our India manufacturing facility, resulting in an increase in manufacturing overhead costs. The increase in net loss was partially offset by an increase in the average sales price of wind blades.

Other income (expense)

The following table summarizes our total other income (expense) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$(769)	$(2,704)	$1,935	71.6%
Foreign currency income (loss)	210	(3,727)	3,937	105.6
Miscellaneous income	542	739	(197)	(26.7)
Total other income (expense)	$(17)	$(5,692)	$5,675	99.7%

The decrease in the total other expense for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a decrease in the foreign currency loss due to the change in functional currency at our Turkey subsidiaries from the Turkish Lira to the Euro, as well as a decrease in interest expense due to the repayment of the outstanding senior revolving credit facility in the prior year.

Income taxes

The following table summarizes our income taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Income tax benefit (provision)	$(2,944)	$7,102	$(10,046)	(141.5)%
Effective tax rate	-22.9%	79.8%

See Note 11, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, raw materials purchases, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment at our new facilities and expansion and improvements at our existing facilities. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net repayments under our financing arrangements of $22.9 million for the three months ended March 31, 2022 as compared to net proceeds under our financing arrangements of $17.3 million in the comparable period of 2021. As of March 31, 2022 and December 31, 2021, we had $51.7 million and $74.6 million in outstanding indebtedness, respectively. As of March 31, 2022, we had an aggregate of $107.5 million of remaining capacity for cash and non-cash financing, including $84.3 million of remaining availability for cash borrowing under our various credit facilities. In addition, we also may elect, at our option through November 2023, to require the holders of our Series A Preferred Stock to purchase an additional $50.0 million of Series A Preferred Stock on the same terms and conditions as the initial issuance of the Series A Preferred Stock. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, and cash flows from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At March 31, 2022 and December 31, 2021, we had unrestricted cash, cash equivalents and short-term investments totaling $130.9 million and $242.2 million, respectively. The March 31, 2022 balance includes $18.3 million of cash located outside of the United States, including $10.6 million in China, $3.0 million in Turkey, $2.4 million in India, $1.8 million in Mexico and $0.5 million in other countries.

Our ability to repatriate funds from China is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.7 million as of March 31, 2022 and December 31, 2021) of registered capital is contributed to a surplus reserve, our China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At March 31, 2022 and December 31, 2021, the amount of the surplus reserve fund was $10.0 million. In July 2021, China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of March 31, 2022 was $51.7 million, including our secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 6, Long-Term Debt, Net of Current Maturities, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	$ Change
	(in thousands)
Net cash provided by (used in) operating activities	$(81,054)	$6,740	$(87,794)
Net cash used in investing activities	(5,516)	(18,786)	13,270
Net cash provided by (used in) financing activities	(23,279)	18,471	(41,750)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(1,607)	(49)	(1,558)
Net change in cash, cash equivalents and restricted cash	$(111,456)	$6,376	$(117,832)

Operating Cash Flows

Net cash provided by operating activities decreased by $87.8 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of an increase in our operating loss, an increase in accounts receivable due to delayed payments from a customer, and a decrease in accounts payable. In addition, the decrease in net cash provided by operating activities for the three months ended March 31, 2022, as compared to the same period in 2021, is due to an increase in contract assets, which was the result of increased procurement of customer specific materials in order to minimize the risk of potential production disruptions that may occur give the recent COVID-19 impacts in China and geopolitical uncertainties with the ongoing Russia and Ukraine war.

Investing Cash Flows

Net cash used in investing activities decreased by $13.3 million for the three months ended March 31, 2022, as compared to the same period in 2021, as a result of a decrease in capital expenditures.

We anticipate fiscal year 2022 capital expenditures of approximately $30 million and we estimate that the cost that we will incur after March 31, 2022 to complete our current projects in process will be approximately $6.9 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include the expansion of our manufacturing facility in Chennai, India and the continued investment in our existing Tukey, Mexico, China and U.S. facilities.

Financing Cash Flows

Net cash provided by financing activities decreased by $41.8 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of increased repayments of outstanding borrowings.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of March 31, 2022:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Discount Rate
2014	Mexico	LIBOR plus 0.75%
2018	Mexico	LIBOR plus 1.25%
2018	EMEA	EURIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	LIBOR plus 1.25%
2021	Mexico	LIBOR plus 1.25%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended March 31, 2022 and 2021, $220.1 million and $294.1 million of receivables were sold under the accounts receivable assignment agreements described above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, Basis of Presentation, under the heading “Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Exchange Rate Risk. We conduct international operations in China, Mexico, Turkey and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $19.9 million for the three months ended March 31, 2022.

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

Resin, resin systems, and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 60% of the resin and resin systems, and approximately 90% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin and carbon fiber costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin, resin systems, and carbon fiber we believe that a 10% change in the current forecasted price of resin, resin systems, and carbon fiber for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $5.0 million for the full year 2022. With respect to our other customer supply agreements, our customers typically receive/bear 70% of the cost savings or increases resulting from a change in the price of resin, resin systems, and carbon fiber.

Interest Rate Risk. As of March 31, 2022, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

Except as noted below, there have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K, which could materially affect our business, financial condition, and/or future results.

Our business, operations and financial condition during the three months ended March 31, 2022 were not materially adversely affected by the COVID-19 pandemic however we cannot estimate the duration of the COVID-19 pandemic and our business may be adversely affected in the future if the COVID-19 pandemic persists.

The COVID-19 pandemic did not materially adversely affect our manufacturing operations during the three months ended March 31, 2022. However, our manufacturing facility in Yangzhou, China was shut down for approximately three weeks during the three months ended September 30, 2021 due to an outbreak of positive COVID-19 cases in Yangzhou City, which had an adverse impact on our results of operations for the three months ended September 30, 2021. Although all of our manufacturing facilities currently are operating at or near normal production levels, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. However, our global supply chain has been adversely affected by the COVID-19 pandemic in 2022 and our global supply chain may continue to be adversely affected if the COVID-19 pandemic persists.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January (January 1 - January 31)	—	$—	—	—
February (February 1 - February 28)	—	—	—	—
March (March 1 - March 31)	26,923	12.73	—	—
Total	26,923	12.73	—	—

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

TPI COMPOSITES, INC.

Date: May 5, 2022	By:	/s/ Adan Gossar
Adan Gossar
Interim Chief Financial Officer
(Principal Financial Officer)