Form 10-Q
period 2022-06-30
TPI COMPOSITES, INC
filed 2022-08-03
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 37,287,031 shares of common stock outstanding.

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
•
the current status of the wind energy market and our addressable market;
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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (SEC) on February 25, 2022 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$155,020	$242,165
Restricted cash	8,652	10,053
Accounts receivable	194,913	157,804
Contract assets	193,567	188,323
Prepaid expenses	20,811	19,280
Other current assets	25,087	22,584
Inventories	13,725	11,533
Assets held for sale	8,529	8,529
Total current assets	620,304	660,271
Property, plant and equipment, net	167,098	169,578
Operating lease right of use assets	154,629	137,192
Other noncurrent assets	39,748	40,660
Total assets	$981,779	$1,007,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$311,856	$336,697
Accrued warranty	35,578	42,020
Current maturities of long-term debt	60,618	66,438
Current operating lease liabilities	22,066	22,681
Contract liabilities	1,274	1,274
Total current liabilities	431,392	469,110
Long-term debt, net of current maturities	1,688	8,208
Noncurrent operating lease liabilities	141,642	146,479
Other noncurrent liabilities	11,781	10,978
Total liabilities	586,503	634,775
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 and 350 shares issued and outstanding, respectively at June 30, 2022 and December 31, 2021; liquidation preference of $474,798 at June 30, 2022 and $473,227 at December 31, 2021	279,656	250,974
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 37,557 shares issued and 37,287 shares outstanding at June 30, 2022 and 100,000 shares authorized, 37,418 shares issued and 37,180 shares outstanding at December 31, 2021	376	374
Paid-in capital	429,763	451,440
Accumulated other comprehensive loss	(16,965)	(54,006)
Accumulated deficit	(290,574)	(269,264)
Treasury stock, at cost, 270 shares at June 30, 2022 and 238 shares at December 31, 2021	(6,980)	(6,592)
Total stockholders’ equity	115,620	121,952
Total liabilities and stockholders’ equity	$981,779	$1,007,701

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net sales	$452,368	$458,841	$837,238	$863,521
Cost of sales	441,098	440,416	812,052	823,472
Startup and transition costs	10,047	10,099	25,590	24,453
Total cost of goods sold	451,145	450,515	837,642	847,925
Gross profit (loss)	1,223	8,326	(404)	15,596
General and administrative expenses	6,688	6,712	14,548	15,634
Loss on sale of assets and asset impairments	2,563	1,451	3,522	2,748
Restructuring charges, net	10	2,196	2,403	2,454
Loss from operations	(8,038)	(2,033)	(20,877)	(5,240)
Other income (expense):
Interest expense, net	(913)	(2,691)	(1,682)	(5,395)
Foreign currency income (loss)	9,886	(6,504)	10,096	(10,231)
Miscellaneous income	309	321	851	1,060
Total other income (expense)	9,282	(8,874)	9,265	(14,566)
Income (loss) before income taxes	1,244	(10,907)	(11,612)	(19,806)
Income tax provision	(6,754)	(28,890)	(9,698)	(21,788)
Net loss	(5,510)	(39,797)	(21,310)	(41,594)
Preferred stock dividends and accretion	(14,550)	—	(28,682)	—
Net loss attributable to common stockholders	$(20,060)	$(39,797)	$(49,992)	$(41,594)

Weighted-average common shares outstanding:
Basic	41,968	36,881	41,934	36,742
Diluted	41,968	36,881	41,934	36,742

Net loss per common share:
Basic	$(0.48)	$(1.08)	$(1.19)	$(1.13)
Diluted	$(0.48)	$(1.08)	$(1.19)	$(1.13)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(5,510)	$(39,797)	$(21,310)	$(41,594)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,346)	(4)	36,023	(5,295)
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 and $85, $0 and $736 respectively	(1,687)	(239)	1,018	(3,274)
Comprehensive income (loss)	(14,543)	(40,040)	15,731	(50,163)
Preferred stock dividends and accretion	(14,550)	—	(28,682)	—
Comprehensive loss attributable to common stockholders	$(29,093)	$(40,040)	$(12,951)	$(50,163)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2022
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2021	350	$250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(15,800)	—	(15,800)
Preferred stock dividends	—	9,605	—	—	(9,605)	—	—	—	(9,605)
Other comprehensive income	—	—	—	—	—	46,074	—	—	46,074
Common stock repurchased for treasury	—	—	—	—	—	—	—	(343)	(343)
Issuances under share-based compensation plan	—	—	106	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,279	—	—	—	3,279
Accretion of Series A Preferred Stock	—	4,527	—	—	(4,527)	—	—	—	(4,527)
Balance at March 31, 2022	350	265,106	37,524	375	440,587	(7,932)	(285,064)	(6,935)	141,031
Net loss	—	—	—	—	—	—	(5,510)	—	(5,510)
Preferred stock dividends	—	9,975	—	—	(9,975)	—	—	—	(9,975)
Other comprehensive income	—	—	—	—	—	(9,033)	—	—	(9,033)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(45)	(45)
Issuances under share-based compensation plan	—	—	33	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Accretion of Series A Preferred Stock	—	4,575	—	—	(4,575)	-	—	—	(4,575)
Balance at June 30, 2022	350	$279,656	37,557	$376	$429,763	$(16,965)	$(290,574)	$(6,980)	$115,620

	Six Months Ended June 30, 2021
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2020	—	$—	36,771	$368	$349,472	$(32,990)	$(109,716)	$(6,099)	$201,035
Net loss	—	—	—	—	—	—	(1,797)	—	(1,797)
Other comprehensive loss	—	—	—	—	—	(8,326)	—	—	(8,326)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(34)	(34)
Issuances under share-based compensation plan	—	—	149	1	1,235	—	—	—	1,236
Share-based compensation expense	—	—	—	—	2,494	—	—	—	2,494
Balance at March 31, 2021	—	—	36,920	369	353,201	(41,316)	(111,513)	(6,133)	194,608
Net loss	—	—	—	—	—	—	(39,797)	—	(39,797)
Share-based compensation expense	—	—	—	—	2,836	—	—	—	2,836
Issuances under share- based compensation plan	—	—	328	3	3,490	—	—	—	3,493
Other comprehensive income	—	—	—	—	—	(243)	—	—	(243)
Balance at June 30, 2021	—	$-	37,248	$372	$359,527	$(41,559)	$(151,310)	$(6,133)	$160,897

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(21,310)	$(41,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,449	24,110
Loss on sale of assets and asset impairments	3,522	2,748
Share-based compensation expense	7,057	5,324
Amortization of debt issuance costs	—	228
Deferred income taxes	3,359	13,221
Changes in assets and liabilities:
Accounts receivable	(42,315)	(19,465)
Contract assets and liabilities	(4,713)	(16,007)
Operating lease right of use assets and operating lease liabilities	(891)	2,971
Inventories	(2,276)	(2,488)
Prepaid expenses	866	8,232
Other current assets	(2,035)	7,151
Other noncurrent assets	6,019	(1,767)
Accounts payable and accrued expenses	(23,787)	18,201
Accrued warranty	(6,442)	(3,390)
Other noncurrent liabilities	336	(730)
Net cash used in operating activities	(59,161)	(3,255)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,010)	(27,059)
Net cash used in investing activities	(8,010)	(27,059)
Cash flows from financing activities:
Proceeds from (repayments of) revolving and term loans	(1,757)	2,106
Proceeds from working capital loans	11,465	6,383
Repayments of working capital loans	(11,587)	—
Principal repayments of finance leases	(2,772)	(2,803)
Net proceeds from (repayments of) other debt	(7,689)	13,362
Proceeds from exercise of stock options	2	4,688
Repurchase of common stock including shares withheld in lieu of income taxes	(388)	(34)
Net cash provided by (used in) financing activities	(12,726)	23,702
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(8,649)	(323)
Net change in cash, cash equivalents and restricted cash	(88,546)	(6,935)
Cash, cash equivalents and restricted cash, beginning of year	252,218	130,196
Cash, cash equivalents and restricted cash, end of period	$163,672	$123,261

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$1,667	$5,255
Cash paid for income taxes, net of refunds	14,677	14,866
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	10,670	5,384
Property, plant, and equipment obtained in exchange for new finance lease liabilities	—	136
Accrued capital expenditures in accounts payable	1,450	3,682
Paid-in-kind preferred stock dividends and accretion	28,682	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	June 30,	December 31,	June 30,	December 31,
	2022	2021	2021	2020
	(in thousands)
Cash and cash equivalents	$155,020	$242,165	$123,107	$129,857
Restricted cash	8,652	10,053	154	339
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$163,672	$252,218	$123,261	$130,196

See accompanying notes to our unaudited condensed consolidated financial statements.

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

While the change of the functional currency was based on a factual assessment, the determination of the date of the change required management’s judgement given the evolution in the primary economic and business environment in which we operate. When we established our Turkish operations in 2012 and 2013, the Turkish government had a goal of significantly increasing renewable energy generation and utilization within Turkey by year 2023. During 2014-2017, wind energy generated and utilized in Turkey increased and management observed that progress was being made towards the Turkish government's goal. In 2018 and 2019, the Turkish government introduced tenders to spur domestic renewable energy generation and utilization in Turkey. However, as of year-end 2020, Turkish domestic renewable energy generated and utilized was significantly less than originally forecasted by the Turkish government. As of 2021, there were no significant wind turbine installations under the tenders awarded by the Turkish government in 2018 and 2019. Based on recent and anticipated annual domestic renewable energy demand it is unlikely for the local energy generation to reach the Turkish government's goals for 2023. Additionally, in recent years sales to the eurozone have increased and the Company is focused on meeting the export demands of the region. Based on the analysis of the domestic renewable energy demand through 2021 and anticipated future demand, management concluded that Turkish domestic sales will not grow as previously envisioned and most of the future growth will continue to be predominately export sales to the eurozone, which are primarily denominated in Euros.

Management re-evaluated all indicators established in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, "Foreign Currency Matters", to determine the functional currency of our Turkish operations. Such indicators include i) cash flow, ii) sales price, iii) sales market, iv) expense, v) financing and vi) intercompany transactions and arrangements. At the time of the assessment adopted on January 1, 2022, (i) approximately 80% of our sales in Turkey were denominated in Euros and the rest were in USD, (ii) a majority of expenses were denominated in Euros, (iii) all debt and lease obligations were denominated in Euro, (iv) a majority of the cash balances were denominated in Euros and (v) a majority of the intercompany balances were denominated in Euros. When considering all relevant facts together along with managements’ long-term plan for our Turkey operations, management concluded that the Euro best reflects the currency of the primary economic environment in which we currently operate. As a result, the Company adopted the Euro as the functional currency of our Turkish operations effective January 1, 2022 on a prospective basis.

Note 2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2022, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Accounting Pronouncements

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU only applies to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective for all entities beginning on March 12, 2020 and entities may elect to apply the ASU prospectively through December 31, 2022. The FASB later issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. We are currently evaluating the impact this guidance may have on our condensed consolidated financial statements and related disclosures.

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables represents the disaggregation of our net sales revenue by product for each of our reportable segments:

	Three Months Ended June 30, 2022
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$—	$56,232	$181,273	$126,438	$50,093	$414,036
Precision molding and assembly systems sales	—	2,607	227	—	—	2,834
Transportation sales	10,660	—	—	—	—	10,660
Field service, inspection and repair services sales	9,930	812	3,015	1,277	2	15,036
Other sales	67	214	7,470	1,895	156	9,802
Total net sales	$20,657	$59,865	$191,985	$129,610	$50,251	$452,368

	Three Months Ended June 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$39,427	$82,491	$131,188	$103,201	$62,397	$418,704
Precision molding and assembly systems sales	—	7,634	5,969	—	—	13,603
Transportation sales	14,915	—	—	—	—	14,915
Field service, inspection and repair services sales	5,071	981	962	1,272	—	8,286
Other sales	36	—	2,363	877	57	3,333
Total net sales	$59,449	$91,106	$140,482	$105,350	$62,454	$458,841

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2022
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$—	$92,631	$310,879	$273,287	$91,820	$768,617
Precision molding and assembly systems sales	—	6,466	374	—	—	6,840
Transportation sales	23,517	—	—	—	—	23,517
Field service, inspection and repair services sales	18,531	1,780	3,015	1,558	2	24,886
Other sales	166	334	8,113	4,450	315	13,378
Total net sales	$42,214	$101,211	$322,381	$279,295	$92,137	$837,238

	Six Months Ended June 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$79,054	$154,994	$239,630	$214,228	$109,977	$797,883
Precision molding and assembly systems sales	—	11,598	10,932			22,530
Transportation sales	23,046	—	—	—	—	23,046
Field service, inspection and repair services sales	8,065	1,289	962	2,285	—	12,601
Other sales	277	153	5,710	1,203	118	7,461
Total net sales	$110,442	$168,034	$257,234	$217,716	$110,095	$863,521

For a further discussion regarding our operating segments, see Note 16, Segment Reporting. The geographic regions of Europe, the Middle East and Africa comprises the EMEA segment. The geographic region of China comprises the Asia segment.

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

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2022	2021	$ Change
	(in thousands)
Gross contract assets	$194,319	$196,659	$(2,340)
Less: reclassification from contract liabilities	(752)	(8,336)	7,584
Contract assets	$193,567	$188,323	$5,244

	June 30,	December 31,
	2022	2021	$ Change
	(in thousands)
Gross contract liabilities	$2,026	$9,610	$(7,584)
Less: reclassification to contract assets	(752)	(8,336)	7,584
Contract liabilities	$1,274	$1,274	$—

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract assets increased by $5.2 million from December 31, 2021 to June 30, 2022 due to an increase in customer specific material purchases and incremental unbilled production during the six months ended June 30, 2022. Contract liabilities, net of the amounts reclassed to contract assets, remained consistent from December 31, 2021 to June 30, 2022.

For the three and six months ended June 30, 2022, we recognized $1.3 million of revenue related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $2.2 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2022	$813,599	36.3%
2023	1,213,634	54.2
2024	212,830	9.5
Total remaining performance obligations	$2,240,063	100%

For the three and six months ended June 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods decreased by $4.0 million and $10.6 million, respectively, as compared to decreases of $4.0 million and $12.5 million, respectively, in the comparative prior year periods. The current year decreases primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

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

The after-effects of the COVID-19 pandemic, the current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. There were both significant price increases and supply constraints during the three and six months ended June 30, 2022, as compared to the prior year comparative periods with respect to resin, fiberglass, and carbon fiber, which are key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. We expect fiberglass, carbon fiber and related product supply will remain constrained. Production of fiberglass and carbon products is very energy intensive and although we are able to pass on a majority of cost increases to our customers, rising energy costs could continue to adversely impact cost of materials. If the supply of petroleum-based resin feedstocks and carbon fiber continue to be constrained and the prices for these raw materials remain elevated for an extended period of time, such constraints and elevated price levels could have a further material adverse impact on our results of operations.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We maintain our United States (U.S.) cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2022 and 2021. U.S. money market accounts are not guaranteed by the FDIC. At June 30, 2022 and December 31, 2021, we had $95.2 million and $165.4 million, respectively, of cash in bank deposit and money market accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At June 30, 2022, this included $12.5 million in China, $39.3 million in Turkey, $4.9 million in India, $2.4 million in Mexico and $0.7 million in other countries. As of December 31, 2021, this included $25.9 million in China, $42.6 million in Turkey, $5.7 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at June 30, 2022 and December 31, 2021, we had short-term deposits in interest bearing accounts in the U.S. of $8.7 million and $10.1 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets.

Note 5. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Warranty accrual at beginning of period	$38,943	$45,956	$42,020	$50,852
Accrual during the period	3,626	5,400	6,692	10,247
Cost of warranty services provided during the period	(4,085)	(3,781)	(12,399)	(11,352)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	(2,906)	(113)	(735)	(2,285)
Warranty accrual at end of period	$35,578	$47,462	$35,578	$47,462

Note 6. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities, consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Unsecured financing—EMEA	$41,286	$48,444
Secured and unsecured working capital loans—India	10,285	10,269
Unsecured term loan—India	6,214	8,109
Equipment finance lease—Mexico	3,557	5,821
Equipment finance lease—EMEA	909	1,884
Other equipment finance leases	55	119
Total debt—principal	62,306	74,646
Less: Current maturities of long-term debt	(60,618)	(66,438)
Long-term debt, net of current maturities	$1,688	$8,208

Note 7. Share-Based Compensation Plans

During the six months ended June 30, 2022, we issued to certain employees and non-employee directors an aggregate of 867,131 timed-based restricted stock units (RSUs), 37,065 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2022 through December 31, 2024, 111,193 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2024, and 49,781 PSUs that vest upon achievement of certain strategic targets measured from January 12, 2022 through January 12, 2032. 167,507 of the time-based RSUs vest on the third anniversary date of the grant date, 413,467 of the time-based RSUs vest 50% on the first and second anniversary of the grant date, respectively, 210,053 of the time-based RSUs vest 25% on the first, second, third and fourth anniversary of the grant date, respectively, and 76,104 of the time-based RSUs vest 100% on the first

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

anniversary of the grant. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

In addition, during the six months ended June 30, 2022, we issued 45,510 stock options to certain employees.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of goods sold	$965	$1,129	$1,854	$1,332
General and administrative expenses	2,783	1,796	5,203	3,992
Total share-based compensation expense	$3,748	$2,925	$7,057	$5,324

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
RSUs	$2,911	$1,772	$5,730	$3,027
Stock options	165	573	329	1,191
PSUs	672	580	998	1,106
Total share-based compensation expense	$3,748	$2,925	$7,057	$5,324

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Total operating lease cost	$10,596	$9,645	$21,812	$19,361

Finance lease cost
Amortization of assets under finance leases	$869	$906	$1,906	$1,806
Interest on finance leases	82	169	192	358
Total finance lease cost	$951	$1,075	$2,098	$2,164

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total lease assets and liabilities were as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Operating Leases
Operating lease right of use assets	$154,629	$137,192

Current operating lease liabilities	$22,066	$22,681
Noncurrent operating lease liabilities	141,642	146,479
Total operating lease liabilities	$163,708	$169,160

Finance Leases
Property, plant and equipment, gross	$36,106	$26,405
Less: accumulated depreciation	(21,537)	(13,782)
Total property, plant and equipment, net	$14,569	$12,623

Current maturities of long-term debt	$2,833	$5,435
Long-term debt, net of debt issuance costs and current maturities	1,688	2,389
Total finance lease liabilities	$4,521	$7,824

Future minimum lease payments under noncancelable leases as of June 30, 2022 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2022	$17,237	$2,358
2023	32,392	1,325
2024	29,594	711
2025	29,140	379
2026	28,176	7
Thereafter	80,835	—
Total future minimum lease payments	217,374	4,780
Less: interest	(53,666)	(259)
Total lease liabilities	$163,708	$4,521

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,169	$18,297
Operating cash flows from finance leases	192	358
Financing cash flows from finance leases	2,772	2,803

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other information related to leases was as follows:

	June 30,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term (In Years):
Operating leases	6.8	7.0
Finance leases	1.8	1.9

Weighted-Average Discount Rate:
Operating leases	8.1%	8.0%
Finance leases	5.5%	5.8%

As of June 30, 2022, there were no material additional leases related to our manufacturing facilities, warehouses, offices, automobiles or our machinery and equipment which have not yet commenced.

Note 9. Financial Instruments

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

With regards to our foreign exchange call option contracts, for the three and six months ended June 30, 2022, $0.3 million and $0.9 million, respectively, of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations, as compared to $0.7 million and $1.4 million, respectively, in the comparative prior year periods. The net income (loss) recognized in accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity for our foreign exchange call option contracts is expected to be recognized in cost of sales in our condensed consolidated statements of operations during the next nine months.

As of June 30, 2022 and December 31, 2021, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 0.7 billion Mexican Pesos (approximately $31.9 million) and approximately 0.4 billion Mexican Pesos (approximately $20.2 million), respectively.

Chinese Renminbi

All of our remaining outstanding foreign exchange forward contracts, for which hedge accounting does not apply, expired during 2022. For the three and six months ended June 30, 2022, $0.0 million and $0.1 million, respectively, in gains were recorded through foreign currency income (loss) within our condensed consolidated statements of operations, as compared to $0.5 million and $0.6 million, respectively, in the comparative prior year periods.

India Rupee

With regards to our foreign exchange call option contracts, for which hedge accounting does not apply, for the three and six months ended June 30, 2022, $0.1 million and $0.2 million, respectively, in gains were recorded through foreign currency income (loss) within our condensed consolidated statements of operations, as compared to $0.5 million and $1.2 million, respectively, in the comparative prior year periods. Additionally, with regards to our foreign exchange call option contracts, for the three and six months ended June 30, 2022, $0.4 million and $1.0 million, respectively, of premium amortization was recorded as losses through foreign currency income (loss) within our condensed consolidated statements of operations, as compared to $0.3 million and $0.3 million, respectively, in the comparative prior year periods.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Condensed Consolidated	June 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2022	2021
		(in thousands)
Foreign exchange forward contracts	Other current assets	$2,004	$1,580
Foreign exchange forward contracts	Accounts payable and accrued expenses	—	1,052

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Six Months Ended
Other Comprehensive	Statement of Operations	June 30,		June 30,
Loss Component	Line Item	2022	2021	2022	2021
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(498)	$(1,035)	$(1,138)	$(3,037)

Note 10. Restructuring Charges, Net

The following is a summary of our restructuring charges, net for the periods presented:

	Three Months Ended June 30, 2022
	U.S.	Asia	Mexico	Total
	(in thousands)
Severance	$56	$484	$(811)	$(271)
Other restructuring costs	97	184	—	281
Total restructuring charges, net	$153	$668	$(811)	$10

	Six Months Ended June 30, 2022
	U.S.	Asia	Mexico	Total
	(in thousands)
Severance	$100	$2,037	$(545)	$1,592
Other restructuring costs	244	567	—	811
Total restructuring charges, net	$344	$2,604	$(545)	$2,403

For the three and six months ended June 30, 2021, we incurred $2.2 million and $2.5 million, respectively, in restructuring charges related to our Asia segment.

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Asia	Mexico	Total
	(in thousands)
Balance at December 31, 2021	$2,638	$8,145	$2,161	$12,944
Restructuring charges, net	191	1,936	266	2,393
Payments	(1,920)	(4,675)	(415)	(7,010)
Balance at March 31, 2022	909	5,406	2,012	8,327
Restructuring charges, net	153	668	(811)	10
Payments	(675)	(3,282)	(295)	(4,252)
Balance at June 30, 2022	$387	$2,792	$906	$4,085

Note 11. Income Taxes

For the three and six months ended June 30, 2022, we reported an income tax provision of $6.8 million and $9.7 million, respectively, as compared to an income tax provision of $28.9 million and $21.8 million, respectively, in the comparative prior year periods. This

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

decrease resulted primarily from the change in the mix of earnings of foreign jurisdictions and an increase in U.S. valuation allowance and uncertain tax positions compared to the same period in 2021.

No changes in tax law occurred during the six months ended June 30, 2022, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

Note 12. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(5,510)	$(39,797)	$(21,310)	$(41,594)
Preferred stock dividends and accretion	(14,550)	—	(28,682)	—
Net loss attributable to common stockholders	$(20,060)	$(39,797)	$(49,992)	$(41,594)

Denominator:
Basic weighted-average shares outstanding	41,968	36,881	41,934	36,742
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	41,968	36,881	41,934	36,742

Basic net income (loss) per common share	$(0.48)	$(1.08)	$(1.19)	$(1.13)
Diluted net income (loss) per common share	$(0.48)	$(1.08)	$(1.19)	$(1.13)

Potentially dilutive shares excluded from the calculation due to net losses in the period	490	1,607	477	1,864
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	250	—	339	—

For the six months ended June 30, 2022, the weighted average number of common shares outstanding during the period includes 4,666,667 of outstanding, fully vested warrants that are exercisable for $0.01 per warrant.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Six Months Ended June 30, 2022
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$—	$(5,476)	$(54,006)
Other comprehensive income (loss) before reclassifications	43,369	—	3,345	46,714
Amounts reclassified from AOCL	—	—	(640)	(640)
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	43,369	—	2,705	46,074
Balance at March 31, 2022	(5,161)	—	(2,771)	(7,932)
Other comprehensive income (loss) before reclassifications	(7,346)	—	(1,189)	(8,535)
Amounts reclassified from AOCL	—	—	(498)	(498)
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	(7,346)	—	(1,687)	(9,033)
Balance at June 30, 2022	$(12,507)	$—	$(4,458)	$(16,965)

	Six Months Ended June 30, 2021
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(5,291)	597	(2,281)	(6,975)
Amounts reclassified from AOCL	—	—	(2,002)	(2,002)
Net tax effect	—	(139)	790	651
Net current period other comprehensive income (loss)	(5,291)	458	(3,493)	(8,326)
Balance at March 31, 2021	(35,402)	(2,985)	(2,929)	(41,316)
Other comprehensive income (loss) before reclassifications	(4)	452	259	707
Amounts reclassified from AOCL	—	—	(1,035)	(1,035)
Net tax effect	—	(105)	190	85
Net current period other comprehensive income (loss)	(4)	347	(586)	(243)
Balance at June 30, 2021	$(35,406)	$(2,638)	$(3,515)	$(41,559)

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion GmbH (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. We believe we have meritorious defenses to the alleged voidance claims. Due to the current procedural posture of this claim, we have determined that the ultimate outcome cannot be estimated at this time.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Vestas	$206,967	45.8%	$208,787	45.5%	$371,933	44.4%	$378,005	43.8%
Nordex	121,159	26.8%	81,505	17.8%	238,452	28.5	158,048	18.3
GE	82,084	18.1%	105,937	23.1%	139,704	16.7	210,789	24.4

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	June 30,	December 31,
	2022	2021
Customer	% of Total	% of Total
Nordex	53.4%	61.5%
Vestas	18.7	10.7
Enercon	12.7	14.7

Note 16. Segment Reporting

Our operating segments are defined geographically into five geographic operating segments—(1) the U.S., (2) Asia, (3) Mexico, (4) EMEA and (5) India. For a detailed discussion of our operating segments, refer to the discussion in Note 21, Segment Reporting, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2021.

Our U.S. and India segments operate in U.S. dollars. Our Mexico and Asia segments operate in their local currency and include a U.S. parent company that operates in U.S. dollars. Our EMEA segment operates in Euros, effective January 1, 2022. Prior to this, our EMEA segment operated in Turkish Lira.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net sales by segment:
U.S.	$20,657	$59,449	$42,214	$110,442
Asia	59,865	91,106	101,211	168,034
Mexico	191,985	140,482	322,381	257,234
EMEA	129,610	105,350	279,295	217,716
India	50,251	62,454	92,137	110,095
Total net sales	$452,368	$458,841	$837,238	$863,521

Net sales by geographic location (1):
U.S.	$20,657	$59,449	$42,214	$110,442
China	59,865	91,106	101,211	168,034
Mexico	191,985	140,482	322,381	257,234
Turkey	129,610	105,350	279,295	217,716
India	50,251	62,454	92,137	110,095
Total net sales	$452,368	$458,841	$837,238	$863,521

Income (loss) from operations:
U.S. (2)	$(16,643)	$2,836	$(23,177)	$(7,077)
Asia	(156)	8,105	(6,265)	10,814
Mexico	(14,268)	(27,944)	(37,972)	(33,675)
EMEA	20,102	10,782	43,719	20,570
India	2,927	4,188	2,818	4,128
Total loss from operations	$(8,038)	$(2,033)	$(20,877)	$(5,240)

	June 30,	December 31,
	2022	2021
	(in thousands)
Property, plant and equipment, net:
U.S.	$23,450	$25,522
Asia (China)	22,898	26,965
Mexico	63,741	71,208
EMEA (Turkey)	25,974	14,413
India	31,035	31,470
Total property, plant and equipment, net	$167,098	$169,578

(1) Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.

(2) The losses from operations in our U.S. segment includes corporate general and administrative costs of $6.6 million and $14.5 million for the three and six months ended June 30, 2022, respectively, and $6.7 million and $15.6 million, respectively, in the comparative prior year periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q or in our previously filed Annual Report on Form 10-K for the year ended December 31, 2021, particularly those under the heading “Risk Factors.”

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers (OEM) in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and supply high strength, lightweight and durable composite products to the transportation market. We are headquartered in Scottsdale, Arizona and operate factories throughout the United States (U.S)., China, Mexico, Turkey, and India. We operate additional engineering development centers in Denmark and Germany and a service facility in Spain.

Our business operations are defined geographically into five geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico, (4) Europe, the Middle East and Africa (EMEA) and (5) India. See Note 16, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

During the three and six months ended June 30, 2022, there have been both price increases and supply constraints as compared to the same prior year comparative periods, for key raw materials that we use to manufacture our products, as well as increases in logistics costs to obtain raw materials. Carbon fiber and resin prices have increased primarily due to the cost of raw material inputs and petroleum-based feedstocks as well as increased global demand across multiple industries. We expect that the price of resin and carbon fiber will remain at elevated levels for the remainder of 2022 and into 2023. Approximately 60% of the resin and resin systems, and approximately 90% of the carbon fiber we use is purchased under contracts either controlled or borne by two of our customers, and therefore these customers receive/bear 100% of any decrease or increase in resin and/or carbon fiber prices. With respect to our other customer supply agreements, our customers typically receive/bear 70% of any raw material price decreases or increases. If the supply of resin feedstocks and carbon fiber continue to be constrained for an extended period of time, such shortages could impact our ability to meet our customers’ forecasted demand for our products for the remainder of 2022 and 2023 and could have a material adverse impact on our results of operations for the remainder of 2022 and 2023.

Although all of our manufacturing facilities currently are operating without any COVID-19 impacts or restrictions, we may be required to reinstate temporary production suspensions or volume reductions at our manufacturing facilities to the extent there are new resurgences of COVID-19 cases in the regions where we operate or there is an outbreak of positive COVID-19 cases in any of our manufacturing facilities. While our global supply chain was adversely affected by the COVID-19 pandemic in 2021, our supply chain has not been materially impacted by the COVID-19 pandemic in the first half of 2022. Our results of operations for 2022 have been adversely impacted by increased raw material and logistics costs arising from a variety of factors, including the current geopolitical climate, rising energy costs, curtailed energy supply in Europe and continued interruptions in logistics with global logistics strikes and labor negotiations in the U.S.. In addition, certain of our customers source certain key raw materials and components, including resin and carbon fiber. If these customers have challenges procuring adequate supplies of resin and carbon fiber, it may have an adverse impact on our production volumes and results of operations and could adversely impact our business in the second half of 2022 if such challenges occur.

We expect decreased demand for our wind blades from our customers during the remainder of 2022 and 2023. We believe this decrease in demand is due to the continued global renewable energy regulatory and policy uncertainty and the raw material and logistics cost increases mentioned above. We believe that uncertainty around potential legislation in the U.S. to extend the Production Tax Credit (PTC) is causing developers to delay project timelines in anticipation of being able to build projects at higher PTC levels if such an extension is implemented. We are, however, encouraged by the proposed Inflation Reduction Act of 2022 and the stability the act could provide in the U.S. market as well as the impact this could have on demand should it ultimately get signed into law.

Furthermore, we are encouraged by the long-term prospects of the European wind market after the announcement of the European Commission's REPowerEU plan in May 2022.

We are forecasting to incur a total of approximately $1.6 million of restructuring charges in the second half of 2022 associated with our global footprint alignment and consolidation relating to our China and North America operations.

Effective January 1, 2022, the functional currency for our operations in Turkey changed from Turkish Lira to Euros. The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830 (ASC 830), “Foreign Currency Matters,” requires a change in functional currency to be reported as of the date it is determined there has been a change, and it is generally accepted practice that the change is made at the start of the most recent period that approximates the date of the change.

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

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

KEY FINANCIAL MEASURES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net sales	$452,368	$458,841	$837,238	$863,521
Net loss	(5,510)	(39,797)	(21,310)	(41,594)
EBITDA (1)	13,853	4,285	13,519	9,699
Adjusted EBITDA (1)	10,288	17,361	16,405	30,456
Capital expenditures			8,010	27,059
Free cash flow (1)			(67,171)	(30,314)

	June 30,	December 31,
	2022	2021
	(in thousands)
Total debt	$62,306	$74,646
Net cash (1)	92,714	167,519

(1)
See below for a reconciliation of earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted EBITDA, free cash flow and net cash to net loss attributable to common stockholders, net cash provided by (used in) operating activities and cash and cash equivalents, respectively, the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the U.S. (GAAP).

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(20,060)	$(39,797)	$(49,992)	$(41,594)
Preferred stock dividends and accretion	14,550	—	28,682	—
Net loss	(5,510)	(39,797)	(21,310)	(41,594)
Adjustments:
Depreciation and amortization	11,696	12,501	23,449	24,110
Interest expense, net	913	2,691	1,682	5,395
Income tax provision	6,754	28,890	9,698	21,788
EBITDA	13,853	4,285	13,519	9,699
Share-based compensation expense	3,748	2,925	7,057	5,324
Foreign currency loss (income)	(9,886)	6,504	(10,096)	10,231
Loss on sale of assets and asset impairments	2,563	1,451	3,522	2,748
Restructuring charges, net	10	2,196	2,403	2,454
Adjusted EBITDA	$10,288	$17,361	$16,405	$30,456

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(59,161)	$(3,255)
Less capital expenditures	(8,010)	(27,059)
Free cash flow	$(67,171)	$(30,314)

Net cash is reconciled as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$155,020	$242,165
Less total debt	(62,306)	(74,646)
Net cash	$92,714	$167,519

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Sets	783	843	1,385	1,657
Estimated megawatts	3,410	3,303	6,054	6,375
Utilization	84%	82%	75%	80%
Dedicated manufacturing lines	43	50	43	50
Manufacturing lines installed	43	51	43	52

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and six months ended June 30, 2022 and 2021 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	97.5	96.0	97.0	95.4
Startup and transition costs	2.2	2.2	3.1	2.8
Total cost of goods sold	99.7	98.2	100.1	98.2
Gross profit (loss)	0.3	1.8	(0.1)	1.8
General and administrative expenses	1.5	1.5	1.7	1.8
Loss on sale of assets and asset impairments	0.6	0.3	0.4	0.3
Restructuring charges, net	0.0	0.5	0.3	0.3
Loss from operations	(1.8)	(0.5)	(2.5)	(0.6)
Total other income (expense)	2.1	(1.9)	1.1	(1.7)
Income (loss) before income taxes	0.3	(2.4)	(1.4)	(2.3)
Income tax provision	(1.5)	(6.3)	(1.2)	(2.5)
Net loss	(1.2%)	(8.7%)	(2.6%)	(4.8%)

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$414,036	$418,704	$(4,668)	(1.1)%	$768,617	$797,883	$(29,266)	(3.7)%
Precision molding and assembly systems sales	2,834	13,603	(10,769)	(79.2)	6,840	22,530	(15,690)	(69.6)
Transportation sales	10,660	14,915	(4,255)	(28.5)	23,517	23,046	471	2.0
Field service, inspection and repair services sales	15,036	8,286	6,750	81.5	24,886	12,601	12,285	97.5
Other sales	9,802	3,333	6,469	194.1	13,378	7,461	5,917	79.3
Total net sales	$452,368	$458,841	$(6,473)	(1.4)%	$837,238	$863,521	$(26,283)	(3.0)%

The decrease in net sales of wind blades during the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily driven by a 7% and 16% decrease in the number of wind blades produced, respectively, due to a reduction in manufacturing lines, transitions of existing lines and currency fluctuations, which were partially offset by a higher average sales price due to the mix of wind blade models produced. Net sales from the manufacturing of precision molding and assembly systems decreased during the three and six months ended June 30, 2022, as compared to the same periods in 2021 primarily due to a decrease in volume of molds produced. Additionally, there was an increase in our field service, inspection and repair service sales during the three and six months ended June 30, 2022, as compared to the same periods in 2021, due to an increase in demand for such services. The decrease in transportation sales for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to a cumulative catch-up adjustment in the prior comparative period as a result of a previous contract modification under one of our supply agreements. Transportation sales have remained consistent for the six months ended June 30, 2022, as compared to the same period in 2021. The increase in other sales for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to an increase in volume of ancillary wind-related sales and services. The fluctuating U.S. dollar against the Euro in our operations in Turkey had an unfavorable impact of 3.1% and 2.8% on consolidated net sales for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.

Segment discussion

The following table summarizes our net sales by our five geographic operating segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
U.S.	$20,657	$59,449	$(38,792)	(65.3)%	$42,214	$110,442	$(68,228)	(61.8)%
Asia	59,865	91,106	(31,241)	(34.3)	101,211	168,034	(66,823)	(39.8)
Mexico	191,985	140,482	51,503	36.7	322,381	257,234	65,147	25.3
EMEA	129,610	105,350	24,260	23.0	279,295	217,716	61,579	28.3
India	50,251	62,454	(12,203)	(19.5)	92,137	110,095	(17,958)	(16.3)
Total net sales	$452,368	$458,841	$(6,473)	(1.4)%	$837,238	$863,521	$(26,283)	(3.0)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$—	$39,427	$(39,427)	NM	$—	$79,054	$(79,054)	NM
Transportation sales	10,660	14,915	(4,255)	(28.5)	23,517	23,046	471	2.0
Field service, inspection and repair services sales	9,930	5,071	4,859	95.8	18,531	8,065	10,466	129.8
Other sales	67	36	31	86.1	166	277	(111)	(40.1)
Total net sales	$20,657	$59,449	$(38,792)	(65.3)%	$42,214	$110,442	$(68,228)	(61.8)%

NM - not meaningful

The decrease in the U.S. segment’s net sales of wind blades during the three and six months ended June 30, 2022, as compared to the same periods in 2021, was due to the shutdown of production at our Newton, Iowa manufacturing facility at the end of the fourth quarter of 2021. The increase in the U.S. segment's field service, inspection and repair services sales was primarily due to increases in overall volume and demand for such services during the three and six months ended June 30, 2022, as compared to the same periods in 2021. The decrease in transportation sales for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to cumulative catch-up adjustments in the prior comparative period as a result of a previous contract modification under one of our supply agreements. Transportation sales have remained consistent for the six months ended June 30, 2022 as compared to the same period in 2021.

Asia Segment

The following table summarizes our net sales by product/service for the Asia segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$56,232	$82,491	$(26,259)	(31.8)%	$92,631	$154,994	$(62,363)	(40.2)%
Precision molding and assembly systems sales	2,607	7,634	(5,027)	(65.9)	6,466	11,598	(5,132)	(44.2)
Field service, inspection and repair services sales	812	981	(169)	(17.2)	1,780	1,289	491	38.1
Other sales	214	—	214	NM	334	153	181	118.3
Total net sales	$59,865	$91,106	$(31,241)	(34.3)%	$101,211	$168,034	$(66,823)	(39.8)%

The decrease in the Asia segment’s net sales of wind blades during the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to a 43% and 56% decrease in the number of wind blades produced, respectively, due to a reduction of contracted manufacturing lines in China and the startup of additional lines in 2022. The net sales decrease during the three and six months ended June 30, 2022 was partially offset by an increase in the average sales price of wind blades due to a change in the mix of wind blades produced in the comparative periods.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$181,273	$131,188	$50,085	38.2%	$310,879	$239,630	$71,249	29.7%
Precision molding and assembly systems sales	227	5,969	(5,742)	(96.2)	374	10,932	(10,558)	(96.6)
Field service, inspection and repair services sales	3,015	962	2,053	NM	3,015	962	2,053	NM
Other sales	7,470	2,363	5,107	NM	8,113	5,710	2,403	42.1
Total net sales	$191,985	$140,482	$51,503	36.7%	$322,381	$257,234	$65,147	25.3%

The increase in the Mexico segment’s net sales of wind blades during the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to the commencement of production at our second manufacturing facility in Matamoros, Mexico that we took over from Nordex in July 2021, and also reflects an increase in the average sales price of wind blades due to the mix of wind blades produced in the comparative periods. This increase was partially offset by the stop of production in one of our Juarez, Mexico facilities at the end of the fourth quarter of 2021. The decrease in net sales from the manufacturing of precision molding and assembly systems is primarily due to a decrease in volume in the comparative periods. The increase in other sales for the three and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to an increase in volume of ancillary wind-related sales and services.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$126,438	$103,201	$23,237	22.5%	$273,287	$214,228	$59,059	27.6%
Field service, inspection and repair services sales	1,277	1,272	5	0.4	1,558	2,285	(727)	(31.8)
Other sales	1,895	877	1,018	116.1	4,450	1,203	3,247	NM
Total net sales	$129,610	$105,350	$24,260	23.0%	$279,295	$217,716	$61,579	28.3%

The increase in the EMEA segment’s net sales of wind blades during the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily driven by a 29% and 26% increase in wind blade production at our two Turkey plants. These net sales increases were partially offset by currency fluctuations. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 10.9% and 8.4% on net sales, respectively, during the three and six months ended June 30, 2022, as compared to the same periods in 2021.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$50,093	$62,397	$(12,304)	(19.7)%	$91,820	$109,977	$(18,157)	(16.5)%
Field service, inspection and repair services sales	2	—	2	NM	2	—	2	NM
Other sales	156	57	99	173.7	315	118	197	166.9
Total net sales	$50,251	$62,454	$(12,203)	(19.5)%	$92,137	$110,095	$(17,958)	(16.3)%

The decrease in the India segment’s net sales of wind blades during the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily driven by a decrease in the average sales price of wind blades, a decrease in the year over year number of wind blades still in the production process at the end of the period and the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade in 2022.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Cost of sales	$441,098	$440,416	$682	0.2%	$812,052	$823,472	$(11,420)	(1.4)%
Startup costs	2,527	4,504	(1,977)	(43.9)	7,994	9,056	(1,062)	(11.7)
Transition costs	7,520	5,595	1,925	34.4	17,596	15,397	2,199	14.3
Total startup and transition costs	10,047	10,099	(52)	(0.5)	25,590	24,453	1,137	4.7
Total cost of goods sold	$451,145	$450,515	$630	0.1	$837,642	$847,925	$(10,283)	(1.2)
% of net sales	99.7%	98.2%		1.5%	100.0%	98.2%		1.8%

Total cost of goods sold as a percentage of net sales increased by approximately 1.5% and 1.8% during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily driven by an increase in direct material costs. The fluctuating U.S. dollar against the Turkish Lira, Euro, Chinese Renminbi and Mexican Peso had a favorable impact of 5.8% and 5.4% on consolidated cost of goods sold, respectively, for the three and six months ended June 30, 2022 as compared to the 2021 periods. Included in the cost of sales for the three and six months ended June 30, 2022, is approximately $8.0 million and $15.1 million, respectively, in non-restructuring related operating costs that were associated with certain manufacturing facilities in Newton, Iowa; Dafeng, China; and Juarez, Mexico, where production has stopped.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$6,688	$6,712	$(24)	(0.4)%	$14,548	$15,634	$(1,086)	(6.9)%
% of net sales	1.5	1.5		0.0	1.7	1.8		(0.1)

General and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2022, remained consistent as compared to the same periods in 2021.

Restructuring costs, net

The following table summarizes our restructuring costs, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Restructuring charges, net	$10	$2,196	$(2,186)	(99.5)%	$2,403	$2,454	$(51)	(2.1)%
% of net sales	0.0	0.5		(0.5)	0.3	0.3		-

The decrease in restructuring costs, net for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in severance costs. The restructuring is associated with the optimization of our global footprint, comprised primarily of severance benefits to terminated employees as a result of the closure of our Newton, Iowa; Dafeng, China and Taicang, China manufacturing facilities.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our five geographic operating segments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
U.S.	$(16,643)	$2,836	$(19,479)	NM	$(23,177)	$(7,077)	$(16,100)	NM
Asia	(156)	8,105	(8,261)	(101.9)	(6,265)	10,814	(17,079)	(157.9)
Mexico	(14,268)	(27,944)	13,676	48.9	(37,972)	(33,675)	(4,297)	(12.8)
EMEA	20,102	10,782	9,320	86.4	43,719	20,570	23,149	112.5
India	2,927	4,188	(1,261)	(30.1)	2,818	4,128	(1,310)	(31.7)
Total loss from operations	$(8,038)	$(2,033)	$(6,005)	NM	$(20,877)	$(5,240)	$(15,637)	NM
% of net sales	-1.8%	-0.4%		(1.4)%	-2.5%	-0.6%		(1.9)%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to the decrease in wind blade volume due to the shutdown of production at our Newton, Iowa manufacturing facility, a decrease in transportation sales, and increased labor costs for our field services, inspection and repair services.

Asia Segment

The decrease in the income from operations in the Asia segment for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to the decrease in the net sales of wind blades, restructuring charges incurred at our Taicang City, China and Dafeng, China manufacturing facilities and foreign currency fluctuations. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 1.7% and 0.5% on cost of goods sold, respectively, for the three and six months ended June 30, 2022, respectively, as compared to the 2021 periods.

Mexico Segment

The decrease in the loss from operations in the Mexico segment for the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to an increase in average sales price and wind blade volume, partially offset by increased direct material and startup and transition costs at our Mexico manufacturing facilities. The increase in the loss from operations for the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to direct material and startup and transition costs related to the Matamoros, Mexico facility that we took over from Nordex in July 2021.

EMEA Segment

The increase in the income from operations in the EMEA segment for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily driven by increased wind blade production at our two Turkey manufacturing facilities and a decrease in startup and transition costs, partially offset by an increase in direct material costs as compared to the same periods in 2021. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 22.4% and 19.4% on cost of goods sold, respectively, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.

India Segment

The decrease in the income from operations in the India segment for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily driven by a decrease in the average sales price of wind blades, a decrease in volume due to the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade and the continued expansion of our India manufacturing facility, resulting in an increase in manufacturing overhead costs.

Other income (expense)

The following table summarizes our total other income (expense) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(913)	$(2,691)	$1,778	66.1%	$(1,682)	$(5,395)	$3,713	68.8%
Foreign currency income (loss)	9,886	(6,504)	16,390	NM	10,096	(10,231)	20,327	198.7
Miscellaneous income	309	321	(12)	(3.7)	851	1,060	(209)	(19.7)
Total other income (expense)	$9,282	$(8,874)	$18,156	NM	$9,265	$(14,566)	$23,831	163.6%

The change in the total other income (expense) for the three and six months ended June 30, 2022, as compared to the same periods in 2021, was primarily due to favorable foreign currency fluctuations, as well as a decrease in interest expense due to the repayment of the outstanding senior revolving credit facility in the prior year.

Income taxes

The following table summarizes our income taxes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Income tax benefit (provision)	$(6,754)	$(28,890)	$22,136	76.6%	$(9,698)	$(21,788)	$12,090	55.5%
Effective tax rate	542.9%	-264.9%			-83.5%	-110.0%

See Note 11, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and six months ended June 30, 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, raw materials purchases, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment at our new facilities and expansion and improvements at our existing facilities. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net repayments under our financing arrangements of $12.4 million for the six months ended June 30, 2022 as compared to net proceeds under our financing arrangements of $19.0 million in the comparable period of 2021. As of June 30, 2022 and December 31, 2021, we had $62.3 million and $74.6 million in outstanding indebtedness, respectively. As of June 30, 2022, we had an aggregate of $88.9 million of remaining capacity for cash and non-cash financing, including $64.5 million of remaining availability for cash borrowing under our various credit facilities. In addition, we also may elect, at our option through November 2023, to require the holders of our Series A Preferred Stock to purchase an additional $50.0 million of Series A Preferred Stock on the same terms and conditions as the initial issuance of the Series A Preferred Stock. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, and cash flows from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At June 30, 2022 and December 31, 2021, we had unrestricted cash, cash equivalents and short-term investments totaling $155.0 million and $242.2 million, respectively. The June 30, 2022 balance includes $59.8 million of cash located outside of the United States, including $12.5 million in China, $39.3 million in Turkey, $4.9 million in India, $2.4 million in Mexico and $0.7 million in other countries.

Our ability to repatriate funds from China is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($26.6 million and $26.7 million, respectively, as of June 30, 2022 and December 31, 2021) of registered capital is contributed to a surplus reserve, our China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At June 30, 2022 and December 31, 2021, the amount of the surplus reserve fund was $9.5 million and $10.0 million, respectively. In July 2021, China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of June 30, 2022 was $62.3 million, including our secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 6, Long-Term Debt, Net of Current Maturities, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	$ Change
	(in thousands)
Net cash used in operating activities	$(59,161)	$(3,255)	$(55,906)
Net cash used in investing activities	(8,010)	(27,059)	19,049
Net cash provided by (used in) financing activities	(12,726)	23,702	(36,428)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(8,649)	(323)	(8,326)
Net change in cash, cash equivalents and restricted cash	$(88,546)	$(6,935)	$(81,611)

Operating Cash Flows

Net cash used in operating activities increased by $55.9 million for the six months ended June 30, 2022, as compared to the same period in 2021, as a result of working capital usage, primarily related to an increase in accounts receivable, and a decrease in accounts payable. In addition, the increase in net cash used in operating activities for the six months ended June 30, 2022, as compared to the same period in 2021, is due to an increase in contract assets, which was the result of increased procurement of customer specific materials in order to minimize the risk of potential production disruptions that may occur given the recent COVID-19 impacts in China and geopolitical uncertainties with the ongoing Russia and Ukraine war.

Investing Cash Flows

Net cash used in investing activities decreased by $19.0 million for the six months ended June 30, 2022, as compared to the same period in 2021, as a result of a decrease in capital expenditures.

We anticipate fiscal year 2022 capital expenditures of approximately $17 million and we estimate that the cost that we will incur after June 30, 2022 to complete our current projects in process will be approximately $6.8 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which include the expansion of our manufacturing facility in Chennai, India and the continued investment in our existing facilities in Turkey and Mexico.

Financing Cash Flows

Net cash provided by financing activities decreased by $36.4 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily as a result of increased repayments of outstanding borrowings.

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

Our segments enter into accounts receivable assignment agreements with various financial institutions. Under these agreements, the financial institution buys, on a non-recourse basis, the accounts receivable amounts related to our segments' customers at an agreed-upon discount rate.

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of June 30, 2022:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Discount Rate
2014	Mexico	LIBOR plus 0.75%
2018	Mexico	LIBOR plus 1.25%
2018	EMEA	EURIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.16%
2021	Mexico	SOFR plus 0.16%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and six months ended June 30, 2022, $321.0 million and $541.1 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $360.8 million and $654.9 million, respectively, in the comparative prior year periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in China, Mexico, Turkey, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $9.3 million for the six months ended June 30, 2022.

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

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin, resin systems, and carbon fiber we believe that a 10% change in the current forecasted price of resin, resin systems, and carbon fiber for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $8.6 million for the full year 2022. With respect to our other customer supply agreements, our customers typically receive/bear 70% of the cost savings or increases resulting from a change in the price of resin, resin systems, and carbon fiber.

Interest Rate Risk. As of June 30, 2022, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by our disclosure to the Risk Factors (Part II, Item 1A) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which could materially affect our business, financial condition, and/or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April (April 1 - April 30)	—	—	—	—
May (May 1 - May 31)	3,745	12.07	—	—
June (June 1 - June 30)	—	—	—	—
Total	3,745	$12.07	—	—

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

3.2+	Third Amended and Restated Bylaws of the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+ Incorporated by reference to the Company's Current Report on Form 8-K filed on May 19, 2022.

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TPI COMPOSITES, INC.

Date: August 3, 2022	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)