Form 10-Q
period 2022-09-30
TPI COMPOSITES, INC
filed 2022-11-03
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 41,951,186 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	36

ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

ITEM 3.	Defaults Upon Senior Securities	38

ITEM 4.	Mine Safety Disclosures	38

ITEM 5.	Other Information	38

ITEM 6.	Exhibits	39

SIGNATURES		40

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
•
our ability to absorb or mitigate the impact of inflation, including rising labor wages, as well as price increases in resin, carbon reinforcements (or fiber), other raw materials and related logistics costs that we use to produce our products;
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
•
our ability to effectively manage our strategy and future expenses, including our startup and transition costs;
•
our ability to successfully expand in our existing wind energy markets and into new international wind energy markets, including our ability to expand our field service inspection and repair services business and manufacture wind blades for offshore wind energy projects;
•
our ability to successfully open new manufacturing facilities and expand existing facilities on time and on budget;
•
the impact of the pace of new product and wind blade model introductions on our business and our results of operations;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$129,137	$242,165
Restricted cash	9,822	10,053
Accounts receivable	184,029	157,804
Contract assets	211,726	188,323
Prepaid expenses	21,230	19,280
Other current assets	27,140	22,584
Inventories	15,110	11,533
Assets held for sale	8,529	8,529
Total current assets	606,723	660,271
Property, plant and equipment, net	157,391	169,578
Operating lease right of use assets	147,081	137,192
Other noncurrent assets	39,171	40,660
Total assets	$950,366	$1,007,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$308,915	$336,697
Accrued warranty	20,212	42,020
Current maturities of long-term debt	60,894	66,438
Current operating lease liabilities	21,372	22,681
Contract liabilities	—	1,274
Total current liabilities	411,393	469,110
Long-term debt, net of current maturities	1,227	8,208
Noncurrent operating lease liabilities	133,098	146,479
Other noncurrent liabilities	15,739	10,978
Total liabilities	561,457	634,775
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 shares issued and outstanding at September 30, 2022 and December 31, 2021; liquidation preference of $474,637 at September 30, 2022 and $473,227 at December 31, 2021	294,632	250,974
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 42,221 shares issued and 41,951 shares outstanding at September 30, 2022 and 100,000 shares authorized, 37,418 shares issued and 37,180 shares outstanding at December 31, 2021	422	374
Paid-in capital	418,513	451,440
Accumulated other comprehensive loss	(25,637)	(54,006)
Accumulated deficit	(292,041)	(269,264)
Treasury stock, at cost, 270 shares at September 30, 2022 and 238 shares at December 31, 2021	(6,980)	(6,592)
Total stockholders’ equity	94,277	121,952
Total liabilities and stockholders’ equity	$950,366	$1,007,701

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net sales	$459,271	$479,599	$1,296,509	$1,343,120
Cost of sales	445,778	472,188	1,257,830	1,295,660
Startup and transition costs	4,821	14,541	30,411	38,994
Total cost of goods sold	450,599	486,729	1,288,241	1,334,654
Gross profit (loss)	8,672	(7,130)	8,268	8,466
General and administrative expenses	8,030	8,185	22,578	23,819
Loss on sale of assets and asset impairments	3,571	7,250	7,093	9,998
Restructuring charges, net	(87)	1,422	2,316	3,876
Loss from operations	(2,842)	(23,987)	(23,719)	(29,227)
Other income (expense):
Interest expense, net	(1,149)	(2,662)	(2,831)	(8,057)
Foreign currency income (loss)	11,362	3,958	21,458	(6,273)
Miscellaneous income	1,273	262	2,124	1,322
Total other income (expense)	11,486	1,558	20,751	(13,008)
Income (loss) before income taxes	8,644	(22,429)	(2,968)	(42,235)
Income tax provision	(10,111)	(8,248)	(19,809)	(30,036)
Net loss	(1,467)	(30,677)	(22,777)	(72,271)
Preferred stock dividends and accretion	(14,976)	—	(43,658)	—
Net loss attributable to common stockholders	$(16,443)	$(30,677)	$(66,435)	$(72,271)

Weighted-average common shares outstanding:
Basic	41,984	37,052	41,950	36,846
Diluted	41,984	37,052	41,950	36,846

Net loss per common share:
Basic	$(0.39)	$(0.83)	$(1.58)	$(1.96)
Diluted	$(0.39)	$(0.83)	$(1.58)	$(1.96)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(1,467)	$(30,677)	$(22,777)	$(72,271)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,903)	(889)	28,120	(6,184)
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 and $(394), $0 and $342 respectively	(769)	(728)	249	(4,002)
Comprehensive income (loss)	(10,139)	(32,294)	5,592	(82,457)
Preferred stock dividends and accretion	(14,976)	—	(43,658)	—
Comprehensive loss attributable to common stockholders	$(25,115)	$(32,294)	$(38,066)	$(82,457)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2022
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2021	350	$250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(15,800)	—	(15,800)
Preferred stock dividends	—	9,605	—	—	(9,605)	—	—	—	(9,605)
Other comprehensive income	—	—	—	—	—	46,074	—	—	46,074
Common stock repurchased for treasury	—	—	—	—	—	—	—	(343)	(343)
Issuances under share-based compensation plan	—	—	106	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,279	—	—	—	3,279
Accretion of Series A Preferred Stock	—	4,527	—	—	(4,527)	—	—	—	(4,527)
Balance at March 31, 2022	350	265,106	37,524	375	440,587	(7,932)	(285,064)	(6,935)	141,031
Net loss	—	—	—	—	—	—	(5,510)	—	(5,510)
Preferred stock dividends	—	9,975	—	—	(9,975)	—	—	—	(9,975)
Other comprehensive loss	—	—	—	—	—	(9,033)	—	—	(9,033)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(45)	(45)
Issuances under share-based compensation plan	—	—	33	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Accretion of Series A Preferred Stock	—	4,575	—	—	(4,575)	-	—	—	(4,575)
Balance at June 30, 2022	350	279,656	37,557	376	429,763	(16,965)	(290,574)	(6,980)	115,620
Net loss	—	—	—	—	—	—	(1,467)	—	(1,467)
Preferred stock dividends	—	10,361	—	—	(10,361)	—	—	—	(10,361)
Other comprehensive loss	—	—	—	—	—	(8,672)	—	—	(8,672)
Common stock repurchased for treasury	—	—	—	—	—	—	—	—	—

Issuances under share-based compensation plan	—	—	—	—	—	—	—	—	—
Issuance of common stock from the exercise of warrants	—	—	4,664	46	—	—	—	—	46
Share-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Accretion of Series A Preferred Stock	—	4,615	—	—	(4,615)	-	—	—	(4,615)
Balance at September 30, 2022	350	$294,632	42,221	$422	$418,513	$(25,637)	$(292,041)	$(6,980)	$94,277

	Nine Months Ended September 30, 2021
									Accumulated
	Series A Preferred Stock		Common				Paid-in		other comprehensive		Accumulated		Treasury stock,	Total stockholders'
	Shares	Amount	Shares		Amount		capital		loss		deficit		at cost	equity
			(in thousands)
Balance at December 31, 2020	—	$—	36,771		$368		$349,472		$(32,990)		$(109,716)		$(6,099)	$201,035
Net loss	—	—	—		—		—		—		(1,797)		—	(1,797)
Other comprehensive loss	—	—	—		—		—		(8,326)		—		—	(8,326)
Common stock repurchased for treasury	—	—	—		—		—		—		—		(34)	(34)
Issuances under share-based compensation plan	—	—	149		1		1,235		—		—		—	1,236
Share-based compensation expense	—	—	—		—		2,494		—		—		—	2,494
Balance at March 31, 2021	—	—	36,920		369		353,201		(41,316)		(111,513)		(6,133)	194,608
Net loss	—	—	—		—		—		—		(39,797)		—	(39,797)
Share-based compensation expense	—	—	—		—		2,836		—		—		—	2,836
Issuances under share-based compensation plan	—	—	328		3		3,490		—		—		—	3,493
Other comprehensive loss	—	—	—		—		—		(243)		—		—	(243)
Balance at June 30, 2021	—	—	37,248		372		359,527		(41,559)		(151,310)		(6,133)	160,897
Net income	—	—	—		—		—		—		(30,677)		—	(30,677)
Share-based compensation expense	—	—	—		—		1,946		—		—		—	1,946
Issuances under share-based compensation plan	—	—	31	—	1	—	514	—	—	—	—	—	—	515
Other comprehensive loss	—	—	—		—		—		(1,617)		—		—	(1,617)
Balance at September 30, 2021	—	$-	37,279		$373		$361,987		$(43,176)		$(181,987)		$(6,133)	$131,064

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(22,777)	$(72,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,175	37,399
Loss on sale of assets and asset impairments	7,093	9,998
Share-based compensation expense	10,781	7,267
Amortization of debt issuance costs	—	342
Deferred income taxes	5,747	17,201
Changes in assets and liabilities:
Accounts receivable	(36,880)	(51,617)
Contract assets and liabilities	(26,623)	(31,715)
Operating lease right of use assets and operating lease liabilities	(2,581)	2,690
Inventories	(3,838)	(560)
Prepaid expenses	212	6,288
Other current assets	(4,402)	5,007
Other noncurrent assets	2,227	(1,857)
Accounts payable and accrued expenses	(27,071)	52,869
Accrued warranty	(21,808)	(8,373)
Other noncurrent liabilities	650	(909)
Net cash used in operating activities	(85,095)	(28,241)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,492)	(30,138)
Net cash used in investing activities	(11,492)	(30,138)
Cash flows from financing activities:
Proceeds from (repayments of) revolving and term loans	(8,109)	18,109
Proceeds from working capital loans	25,044	10,334
Repayments of working capital loans	(20,701)	—
Principal repayments of finance leases	(5,055)	(4,249)
Net proceeds from (repayments of) other debt	(3,704)	18,909
Proceeds from exercise of stock options and common stock warrants	48	5,211
Repurchase of common stock including shares withheld in lieu of income taxes	(388)	(34)
Net cash provided by (used in) financing activities	(12,865)	48,280
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(3,807)	(939)
Net change in cash, cash equivalents and restricted cash	(113,259)	(11,038)
Cash, cash equivalents and restricted cash, beginning of year	252,218	130,196
Cash, cash equivalents and restricted cash, end of period	$138,959	$119,158

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$3,406	$7,818
Cash paid for income taxes, net of refunds	19,908	19,487
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	11,628	9,190
Property, plant, and equipment obtained in exchange for new finance lease liabilities	—	1,817
Accrued capital expenditures in accounts payable	1,793	4,966
Paid-in-kind preferred stock dividends and accretion	43,658	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	September 30,	December 31,	September 30,	December 31,
	2022	2021	2021	2020
	(in thousands)
Cash and cash equivalents	$129,137	$242,165	$119,005	$129,857
Restricted cash	9,822	10,053	153	339
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$138,959	$252,218	$119,158	$130,196

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Functional Currency Change from Turkish Lira to Euro for the Company’s Turkish operations.

Effective January 1, 2022, the functional currency for our operations in Türkiye changed from the Turkish Lira to the Euro. Nonmonetary assets and liabilities were remeasured into Euros at the rate in effect on the date of the asset's or liability’s inception and then translated into reporting currency based on the current exchange rate. The monetary assets and liabilities were remeasured into Euros at the rate in effect on the date of change and then translated into reporting currency based on the current exchange rate. The difference between the historical basis of nonmonetary assets and liabilities and the new basis of $44.9 million (increase in net assets) was recorded in the currency translation adjustment account. The amount recorded in the currency translation adjustment account for prior periods was not reversed upon the change in functional currency. The majority of the initial impact of the functional currency change was to property, plant and equipment and operating lease right of use assets with an offset to the currency translation adjustment account.

While the change of the functional currency was based on a factual assessment, the determination of the date of the change required management’s judgement given the evolution in the primary economic and business environment in which we operate. When we established our Turkish operations in 2012 and 2013, the Turkish government had a goal of significantly increasing renewable energy generation and utilization within Türkiye by year 2023. During 2014-2017, wind energy generated and utilized in Türkiye increased and management observed that progress was being made towards the Turkish government's goal. In 2018 and 2019, the Turkish government introduced tenders to spur domestic renewable energy generation and utilization in Türkiye. However, as of year-end 2020, Turkish domestic renewable energy generated and utilized was significantly less than originally forecasted by the Turkish government. As of 2021, there were no significant wind turbine installations under the tenders awarded by the Turkish government in 2018 and 2019. Based on recent and anticipated annual domestic renewable energy demand it is unlikely for the local energy generation to reach the Turkish government's goals for 2023. Additionally, in recent years sales to the eurozone have increased and the Company is focused on meeting the export demands of the region. Based on the analysis of the domestic renewable energy demand through 2021 and anticipated future demand, management concluded that Turkish domestic sales will not grow as previously envisioned and most of the future growth will continue to be predominately export sales to the eurozone, which are primarily denominated in Euros.

Management re-evaluated all indicators established in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, "Foreign Currency Matters", to determine the functional currency of our Turkish operations. Such indicators include i) cash flow, ii) sales price, iii) sales market, iv) expense, v) financing and vi) intercompany transactions and arrangements. At the time of the assessment adopted on January 1, 2022, (i) approximately 80% of our sales in Türkiye were denominated in Euros and the rest were in USD, (ii) a majority of expenses were denominated in Euros, (iii) all debt and lease obligations were denominated in Euros, (iv) a majority of the cash balances were denominated in Euros and (v) a majority of the intercompany balances were denominated in Euros. When considering all relevant facts together along with managements’ long-term plan for our Türkiye operations, management concluded that the Euro best reflects the currency of the primary economic environment in which we currently operate. As a result, the Company adopted the Euro as the functional currency of our Turkish operations effective January 1, 2022 on a prospective basis.

Note 2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2022, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Accounting Pronouncements

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU only applies to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. This ASU is effective for all entities beginning on March 12, 2020 and entities may elect to apply the ASU prospectively through December 31, 2022. The FASB later issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. The Company has not yet elected to apply allowed expedients and exceptions. We are currently evaluating the impact this guidance may have on our condensed consolidated financial statements and related disclosures.

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), which requires the disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The ASU becomes effective January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024. Upon adoption, we may be required to include additional disclosures to the extent we have material supplier finance program obligations.

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2021.

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended September 30, 2022
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$—	$73,625	$162,100	$123,434	$65,860	$425,019
Precision molding and assembly systems sales	—	—	274	—	—	274
Transportation sales	10,542	—	—	—	—	10,542
Field service, inspection and repair services sales	15,062	990	535	2,503	—	19,090
Other sales	1,152	217	1,459	1,411	107	4,346
Total net sales	$26,756	$74,832	$164,368	$127,348	$65,967	$459,271

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$35,154	$47,187	$191,499	$126,705	$50,180	$450,725
Precision molding and assembly systems sales	—	3,869	4,514	—	—	8,383
Transportation sales	6,815	—	—	—	—	6,815
Field service, inspection and repair services sales	8,854	713	—	1,458	8	11,033
Other sales	73	100	1,125	1,281	64	2,643
Total net sales	$50,896	$51,869	$197,138	$129,444	$50,252	$479,599

	Nine Months Ended September 30, 2022
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$—	$166,256	$472,979	$396,721	$157,680	$1,193,636
Precision molding and assembly systems sales	—	6,466	648	—	—	7,114
Transportation sales	34,059	—	—	—	—	34,059
Field service, inspection and repair services sales	33,593	2,770	3,550	4,061	2	43,976
Other sales	1,318	551	9,572	5,861	422	17,724
Total net sales	$68,970	$176,043	$486,749	$406,643	$158,104	$1,296,509

	Nine Months Ended September 30, 2021
	U.S.	Asia	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$114,208	$202,181	$431,129	$340,933	$160,157	$1,248,608
Precision molding and assembly systems sales	—	15,467	15,446	—	—	30,913
Transportation sales	29,861	—	—	—	—	29,861
Field service, inspection and repair services sales	16,919	2,002	962	3,743	8	23,634
Other sales	350	253	6,835	2,484	182	10,104
Total net sales	$161,338	$219,903	$454,372	$347,160	$160,347	$1,343,120

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2022	2021	$ Change
	(in thousands)
Gross contract assets	$219,308	$196,659	$22,649
Less: reclassification from contract liabilities	(7,582)	(8,336)	754
Contract assets	$211,726	$188,323	$23,403

	September 30,	December 31,
	2022	2021	$ Change
	(in thousands)
Gross contract liabilities	$7,582	$9,610	$(2,028)
Less: reclassification to contract assets	(7,582)	(8,336)	754
Contract liabilities	$—	$1,274	$(1,274)

Contract assets increased by $23.4 million from December 31, 2021 to September 30, 2022 due to an increase in unbilled production during the nine months ended September 30, 2022. Contract liabilities, net of the amounts reclassed to contract assets decreased by $1.3 million from December 31, 2021 to September 30, 2022.

For the three and nine months ended September 30, 2022, we recognized $1.3 million of revenue related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $2.2 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2022	$304,490	13.9%
2023	1,513,228	69.1
2024	292,208	13.3
2025	79,664	3.6
Total remaining performance obligations	$2,189,590	100%

For the three months ended September 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods increased by $0.3 million. For the nine months ended September 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods decreased by $10.3 million. For the three and nine months ended September 30, 2021, net revenue recognized from our performance obligations satisfied in previous periods decreased by $7.3 million and $19.8 million, respectively. The increase for the three months ended September 30, 2022 and decrease for the nine months ended September 30, 2022 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 15, Concentration of Customers.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our customers and wind farm developers continue to defer investments into the future until inflationary pressures and global economies stabilize and there is clearer regulatory guidance from the Internal Revenue Service and United States Treasury Department with respect to the recently enacted, Inflation Reduction Act of 2022 (IRA), as well as the actions proposed by the European Union under the REPowerEU plan. As such, we expect decreased demand for our wind blades from our customers and our total projected sales in 2023 to decline compared to 2022. In 2023, we expect to be operating fewer manufacturing lines and for our operational manufacturing lines to be at lower utilization levels.

The after-effects of the COVID-19 pandemic, the current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. We expect the prices of resin, carbon fiber and other raw materials to remain elevated in the near term. We also expect logistics costs to remain elevated. If the prices for these raw materials and logistics costs remain elevated for an extended period of time, such elevated price levels could have a material impact on our results of operations.

As part of our global footprint optimization, we are planning several actions before year end to right size our organization and better position us for 2023 and the long term, including reducing headcount primarily in geographies most impacted by demand and reducing or eliminating loss-making operations. These actions have not yet been initiated, but will require us to record restructuring and impairment related charges during the remainder of 2022 which will have a material impact on our 2022 full year results.

We maintain our United States (U.S.) cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2022 and 2021. U.S. money market accounts are not guaranteed by the FDIC. At September 30, 2022 and December 31, 2021, we had $75.5 million and $165.4 million, respectively, of cash in bank deposit and money market accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At September 30, 2022, this included $42.3 million in China, $7.1 million in Türkiye, $2.0 million in India, $1.4 million in Mexico and $0.8 million in other countries. As of December 31, 2021, this included $25.9 million in China, $42.6 million in Türkiye, $5.7 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at September 30, 2022 and December 31, 2021, we had short-term deposits in interest bearing accounts in the U.S. of $9.8 million and $10.1 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets.

Note 5. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Warranty accrual at beginning of period	$35,578	$47,462	$42,020	$50,852
Accrual during the period	3,365	5,285	10,057	15,532
Cost of warranty services provided during the period	(15,778)	(9,826)	(28,177)	(21,178)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	(2,953)	(442)	(3,688)	(2,727)
Warranty accrual at end of period	$20,212	$42,479	$20,212	$42,479

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities, consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Unsecured financing—EMEA	$44,654	$48,444
Secured and unsecured working capital loans—India	14,612	10,269
Unsecured term loan—India	—	8,109
Equipment finance lease—Mexico	2,535	5,821
Equipment finance lease—EMEA	294	1,884
Other equipment finance leases	26	119
Total debt—principal	62,121	74,646
Less: Current maturities of long-term debt	(60,894)	(66,438)
Long-term debt, net of current maturities	$1,227	$8,208

Note 7. Share-Based Compensation Plans

During the nine months ended September 30, 2022, we issued to certain employees and non-employee directors an aggregate of 876,492 timed-based restricted stock units (RSUs), 37,065 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2022 through December 31, 2024, 111,193 PSUs that vest upon achievement of certain stock price hurdles for the period of the grant date through December 31, 2024, and 49,781 PSUs that vest upon achievement of certain strategic targets measured from January 12, 2022 through January 12, 2032. 167,507 of the time-based RSUs vest on the third anniversary date of the grant date, 413,467 of the time-based RSUs vest 50% on the first and second anniversary of the grant date, respectively, 210,053 of the time-based RSUs vest 25% on the first, second, third and fourth anniversary of the grant date, respectively, and 85,465 of the time-based RSUs vest 100% on the first anniversary of the grant. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

In addition, during the nine months ended September 30, 2022, we issued 254,465 stock options to certain employees.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of goods sold	$886	$678	$2,740	$2,010
General and administrative expenses	2,838	1,265	8,041	5,257
Total share-based compensation expense	$3,724	$1,943	$10,781	$7,267

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
RSUs	$3,130	$1,506	$8,860	$4,533
Stock options	220	466	549	1,657
PSUs	374	(29)	1,372	1,077
Total share-based compensation expense	$3,724	$1,943	$10,781	$7,267

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

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Total operating lease cost	$10,373	$9,768	$32,185	$29,129

Finance lease cost
Amortization of assets under finance leases	$1,198	$870	$3,104	$2,676
Interest on finance leases	57	144	249	502
Total finance lease cost	$1,254	$1,014	$3,352	$3,178

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Operating Leases
Operating lease right of use assets	$147,081	$137,192

Current operating lease liabilities	$21,372	$22,681
Noncurrent operating lease liabilities	133,098	146,479
Total operating lease liabilities	$154,470	$169,160

Finance Leases
Property, plant and equipment, gross	$34,631	$26,405
Less: accumulated depreciation	(22,430)	(13,782)
Total property, plant and equipment, net	$12,201	$12,623

Current maturities of long-term debt	$1,628	$5,435
Long-term debt, net of current maturities	1,227	2,389
Total finance lease liabilities	$2,855	$7,824

Future minimum lease payments under noncancelable leases as of September 30, 2022 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2022	$11,357	$810
2023	31,963	1,303
2024	28,878	710
2025	28,414	377
2026	27,536	7
Thereafter	78,652	—
Total future minimum lease payments	206,800	3,207
Less: interest	(52,330)	(352)
Total lease liabilities	$154,470	$2,855

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,087	$27,116
Operating cash flows from finance leases	249	502
Financing cash flows from finance leases	5,055	4,249

Other information related to leases was as follows:

	September 30,	December 31,
	2022	2021
Weighted-Average Remaining Lease Term (In Years):
Operating leases	6.6	7.0
Finance leases	2.0	1.9

Weighted-Average Discount Rate:
Operating leases	8.1%	8.0%
Finance leases	5.2%	5.8%

As of September 30, 2022, there were no material additional leases related to our manufacturing facilities, warehouses, offices, automobiles or our machinery and equipment which have not yet commenced.
Note 9. Financial Instruments

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

With regards to our foreign exchange call option contracts, for the three and nine months ended September 30, 2022, $0.3 million and $1.2 million, respectively, of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations, as compared to $0.8 million and $2.2 million, respectively, in the comparative prior year periods. The unrecognized income (loss) included in accumulated other comprehensive loss in our condensed consolidated statements of changes in stockholders’ equity for our foreign exchange call option contracts is expected to be recognized in cost of sales in our condensed consolidated statements of operations during the next nine months.

As of September 30, 2022 and December 31, 2021, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 0.3 billion Mexican Pesos (approximately $14.4 million) and approximately 0.4 billion Mexican Pesos (approximately $20.2 million), respectively.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Condensed Consolidated	September 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2022	2021
		(in thousands)
Foreign exchange forward contracts	Other current assets	$1,285	$1,580
Foreign exchange forward contracts	Accounts payable and accrued expenses	—	1,052

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Nine Months Ended
Other Comprehensive	Statement of Operations	September 30,		September 30,
Loss Component	Line Item	2022	2021	2022	2021
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(187)	$—	$(1,325)	$(3,037)

Note 10. Restructuring Charges, Net

The following is a summary of our restructuring charges, net for the periods presented:

	Three Months Ended September 30, 2022
	U.S.	Asia	Mexico	EMEA	Total
	(in thousands)
Severance	$—	$43	$(496)	$308	$(145)
Other restructuring costs	—	58	—	—	58
Total restructuring charges, net	$—	$101	$(496)	$308	$(87)

	Nine Months Ended September 30, 2022
	U.S.	Asia	Mexico	EMEA	Total
	(in thousands)
Severance	$100	$2,080	$(1,041)	$308	$1,447
Other restructuring costs	244	625	—	—	869
Total restructuring charges, net	$344	$2,705	$(1,041)	$308	$2,316

For the three and nine months ended September 30, 2021, we incurred $1.4 million and $3.9 million, respectively, in restructuring charges related to our Asia and EMEA segments.

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Asia	Mexico	EMEA	Total
	(in thousands)
Balance at December 31, 2021	$2,638	$8,145	$2,161	$—	$12,944
Restructuring charges, net	191	1,936	266	—	2,393
Payments	(1,920)	(4,675)	(415)	—	(7,010)
Balance at March 31, 2022	909	5,406	2,012	—	8,327
Restructuring charges, net	153	668	(811)	—	10
Payments	(675)	(3,282)	(295)	—	(4,252)
Balance at June 30, 2022	387	2,792	906	—	4,085
Restructuring charges, net	—	101	(496)	308	(87)
Payments	(91)	(2,582)	(410)	(308)	(3,391)
Balance at September 30, 2022	$296	$311	$—	$—	$607

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Income Taxes

For the three and nine months ended September 30, 2022, we reported an income tax provision of $10.1 million and $19.8 million, respectively, as compared to an income tax provision of $8.2 million and $30.0 million, respectively, in the comparative prior year periods. The increase during the three months ended September 30, 2022, and the decrease during the nine months ended September 30, 2022, resulted primarily from the change in the mix of earnings of foreign jurisdictions and a decrease in U.S. valuation allowance compared to the same period in 2021.

No changes in tax law occurred during the nine months ended September 30, 2022, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

Note 12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(1,467)	$(30,677)	$(22,777)	$(72,271)
Preferred stock dividends and accretion	(14,976)	—	(43,658)	—
Net loss attributable to common stockholders	$(16,443)	$(30,677)	$(66,435)	$(72,271)

Denominator:
Basic weighted-average shares outstanding	41,984	37,052	41,950	36,846
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	41,984	37,052	41,950	36,846

Basic net loss per common share	$(0.39)	$(0.83)	$(1.58)	$(1.96)
Diluted net loss per common share	$(0.39)	$(0.83)	$(1.58)	$(1.96)

Potentially dilutive shares excluded from the calculation due to net losses in the period	893	1,312	568	1,693
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	111	13	196	—

In August 2022, the holders of our outstanding, fully vested warrants, exercised the warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the holders of an aggregate of 4,664,155 shares of common stock. Prior to the exercise, the weighted average number of common shares outstanding during the three and nine months ended September 30, 2022, included these 4,666,667 of outstanding, fully vested warrants that were exercisable for $0.01 per warrant.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Nine Months Ended September 30, 2022
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$—	$(5,476)	$(54,006)
Other comprehensive income (loss) before reclassifications	43,369	—	3,345	46,714
Amounts reclassified from AOCL	—	—	(640)	(640)
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	43,369	—	2,705	46,074
Balance at March 31, 2022	(5,161)	—	(2,771)	(7,932)
Other comprehensive income (loss) before reclassifications	(7,346)	—	(1,189)	(8,535)
Amounts reclassified from AOCL	—	—	(498)	(498)
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	(7,346)	—	(1,687)	(9,033)
Balance at June 30, 2022	(12,507)	—	(4,458)	(16,965)
Other comprehensive income (loss) before reclassifications	(7,903)	—	(582)	(8,485)
Amounts reclassified from AOCL	—	—	(187)	(187)
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	(7,903)	—	(769)	(8,672)
Balance at September 30, 2022	$(20,410)	$—	$(5,227)	$(25,637)

	Nine Months Ended September 30, 2021
	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(5,291)	597	(2,281)	(6,975)
Amounts reclassified from AOCL	—	—	(2,002)	(2,002)
Net tax effect	—	(139)	790	651
Net current period other comprehensive income (loss)	(5,291)	458	(3,493)	(8,326)
Balance at March 31, 2021	(35,402)	(2,985)	(2,929)	(41,316)
Other comprehensive income (loss) before reclassifications	(4)	452	259	707
Amounts reclassified from AOCL	—	—	(1,035)	(1,035)
Net tax effect	—	(105)	190	85
Net current period other comprehensive income (loss)	(4)	347	(586)	(243)
Balance at June 30, 2021	(35,406)	(2,638)	(3,515)	(41,559)
Other comprehensive income (loss) before reclassifications	(889)	437	(771)	(1,223)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	244	(638)	(394)
Net current period other comprehensive income (loss)	(889)	681	(1,409)	(1,617)
Balance at September 30, 2021	$(36,295)	$(1,957)	$(4,924)	$(43,176)

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion GmbH (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. We believe we have meritorious defenses to the alleged voidance claims. Due to the current procedural posture of this claim, we have determined that the ultimate outcome cannot be reasonably estimated at this time.

Note 15. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Vestas	$210,355	45.8%	$176,107	36.7%	$582,288	44.9%	$554,112	41.3%
Nordex	120,051	26.1	123,373	25.7	358,504	27.7	281,421	21.0
GE	81,032	17.6	122,347	25.5	220,735	17.0	333,136	24.8

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2022	2021
Customer	% of Total	% of Total
Nordex	57.8%	61.5%
Enercon	12.5	14.7
Vestas	11.1	10.7
GE	10.8	4.6

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net sales by segment:
U.S.	$26,756	$50,896	$68,970	$161,338
Asia	74,832	51,869	176,043	219,903
Mexico	164,368	197,138	486,749	454,372
EMEA	127,348	129,444	406,643	347,160
India	65,967	50,252	158,104	160,347
Total net sales	$459,271	$479,599	$1,296,509	$1,343,120

Net sales by geographic location (1):
U.S.	$26,756	$50,896	$68,970	$161,338
China	74,832	51,869	176,043	219,903
Mexico	164,368	197,138	486,749	454,372
Türkiye	127,348	129,444	406,643	347,160
India	65,967	50,252	158,104	160,347
Total net sales	$459,271	$479,599	$1,296,509	$1,343,120

Income (loss) from operations:
U.S. (2)	$(8,636)	$(21,404)	$(31,813)	$(28,481)
Asia	7,206	(3,607)	941	7,207
Mexico	(21,030)	(6,996)	(59,002)	(40,671)
EMEA	11,019	9,423	54,738	29,993
India	8,599	(1,403)	11,417	2,725
Total loss from operations	$(2,842)	$(23,987)	$(23,719)	$(29,227)

	September 30,	December 31,
	2022	2021
	(in thousands)
Property, plant and equipment, net:
U.S.	$23,170	$25,522
Asia (China)	20,989	26,965
Mexico	60,250	71,208
EMEA (Türkiye)	22,894	14,413
India	30,088	31,470
Total property, plant and equipment, net	$157,391	$169,578

(1) Net sales are attributable to countries based on the location where the product is manufactured or the services are performed.

(2) The losses from operations in our U.S. segment includes corporate general and administrative costs of $8.1 million and $22.6 million for the three and nine months ended September 30, 2022, respectively, and $8.2 million and $23.8 million, respectively, in the comparative prior year periods.

Note 17. Subsequent Events

In October of 2022, we signed an agreement with GE Renewable Energy that enabled us to secure a ten-year lease extension of our manufacturing facility in Newton, Iowa, which commences in February 2023 with approximately $19 million in future minimum lease payments.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers (OEM) in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and supply high strength, lightweight and durable composite products to the transportation market. We are headquartered in Scottsdale, Arizona and operate factories throughout the United States (U.S)., China, Mexico, Türkiye, and India. We operate additional engineering development centers in Denmark and Germany and a service facility in Spain.

Our business operations are defined geographically into five geographic operating segments—(1) the United States (U.S.), (2) Asia, (3) Mexico, (4) Europe, the Middle East and Africa (EMEA) and (5) India. See Note 16, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Our customers and wind farm developers continue to defer investments into the future until inflationary pressures and global economies stabilize and there is clearer regulatory guidance from the Internal Revenue Service (IRS) and United States Treasury Department with respect to the recently enacted, Inflation Reduction Act of 2022 (IRA), as well as the actions proposed by the European Union under the REPowerEU plan. As such, we expect decreased demand in the near term for our wind blades from our customers and our total projected sales in 2023 to decline compared to 2022. In 2023, we expect to be operating fewer manufacturing lines and at lower utilization levels.

In preparation for the expected long-term growth in the wind industry, we have entered into or agreed to enter into several recent arrangements with our customers, including:

•
extending our supply agreement with Enercon for two lines at one of our Türkiye manufacturing facilities through 2025;
•
signing an agreement with GE that enabled us to secure a ten-year lease extension of our manufacturing facility in Newton, Iowa. Under the agreement, GE and TPI plan to develop competitive blade manufacturing options to best serve GE's commitments in the U.S. market with production intended to start in 2024;
•
agreeing in principle with GE to extend all of our lines in our Mexico manufacturing facilities through 2025 and expect to finalize and execute the contract extensions before the end of 2022;
•
extending two of our supply agreements with Nordex at our Türkiye manufacturing facilities for four lines through 2023;
•
agreeing in principle with Vestas to a seven-year global partner framework agreement that aims to provide flexibility and capacity to Vestas while enabling better facility utilization in the geographies that we serve Vestas. We expect to finalize and execute this agreement before the end of 2022.

Given the current challenging global macroeconomic and wind industry environment, we are commencing multiple cost saving initiatives to better position us for 2023 and the long term, including optimizing our global manufacturing footprint, reducing headcount primarily in geographies most impacted by demand and reducing or eliminating loss making operations. While a plan has not yet been initiated, we intend to cease production at our Yangzhou, China manufacturing facility in December 2022. We expect to record material restructuring and impairment charges during the three months ended December 31, 2022 with respect to closing this facility as well as additional headcount reductions in our other manufacturing facilities and corporate functions as well as actions related to our loss-making operations. The exact amount of the restructuring charge will depend upon a multitude of factors relating to the nature and extent of our restructuring activities.

The after-effects of the COVID-19 pandemic, the current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. We expect the prices of resin, carbon fiber and other raw materials to remain elevated in the near term. We also expect logistics costs to remain elevated. If the prices for these raw materials and logistics costs remain elevated for an extended period of time, such elevated price levels could have a material impact on our results of operations. In addition, we expect the current inflationary environment to significantly increase our labor costs in 2023, particularly in Türkiye and Mexico.

Although our near-term outlook remains challenging, we are encouraged by the passage of the IRA and the expected long-term incentive certainty that the IRA provides in the U.S. market. The Production Tax Credit (PTC) has been effectively extended until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. The wind industry is waiting on guidance from the IRS and United States Treasury Department, among others, to define and clarify the implementation of this complex legislation. Furthermore, we are encouraged by the long-term prospects of the European wind market after the announcement of the European Commission’s REPowerEU plan in May 2022.

Our results of operations for the three and nine months ended September 30, 2022 have been adversely impacted by the performance of our Matamoros, Mexico manufacturing facility that we took over from Nordex in 2021. The negative impact on our adjusted EBITDA margin from this facility was approximately 270 basis points and 250 basis points for the three and nine months ended September 30, 2022, respectively.

During the three months ended September 30, 2022, we experienced a brief labor disruption in our Türkiye manufacturing facilities as we worked with the union to address the inflationary pressures on wages. This labor disruption adversely impacted our sales by approximately $8.9 million for the three months ended September 30, 2022.

In addition, in August 2022, one of our customers requested for us to temporarily suspend production of one of our blade models manufactured in one of our Juarez, Mexico manufacturing facilities due to a design change. After expediting the review and implementation of the design our production resumed in September 2022. This suspension adversely impacted sales for the three months ended September 30, 2022 by approximately $12 million but had a minimal impact on our earnings.

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

KEY FINANCIAL MEASURES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net sales	$459,271	$479,599	$1,296,509	$1,343,120
Net loss	(1,467)	(30,677)	(22,777)	(72,271)
EBITDA (1)	20,519	(6,478)	34,038	3,221
Adjusted EBITDA (1)	16,365	179	32,770	30,635
Capital expenditures			11,492	30,138
Free cash flow (1)			(96,587)	(58,379)

	September 30,	December 31,
	2022	2021
	(in thousands)
Total debt	$62,121	$74,646
Net cash (1)	67,016	167,519

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(16,443)	$(30,677)	$(66,435)	$(72,271)
Preferred stock dividends and accretion	14,976	—	43,658	—
Net loss	(1,467)	(30,677)	(22,777)	(72,271)
Adjustments:
Depreciation and amortization	10,726	13,289	34,175	37,399
Interest expense, net	1,149	2,662	2,831	8,057
Income tax provision	10,111	8,248	19,809	30,036
EBITDA	20,519	(6,478)	34,038	3,221
Share-based compensation expense	3,724	1,943	10,781	7,267
Foreign currency loss (income)	(11,362)	(3,958)	(21,458)	6,273
Loss on sale of assets and asset impairments	3,571	7,250	7,093	9,998
Restructuring charges, net	(87)	1,422	2,316	3,876
Adjusted EBITDA	$16,365	$179	$32,770	$30,635

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(85,095)	$(28,241)
Less capital expenditures	(11,492)	(30,138)
Free cash flow	$(96,587)	$(58,379)

Net cash is reconciled as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$129,137	$242,165
Less total debt	(62,121)	(74,646)
Net cash	$67,016	$167,519

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sets	740	830	2,125	2,487
Estimated megawatts	3,164	3,395	9,218	9,770
Utilization	80%	76%	76%	78%
Dedicated manufacturing lines	43	54	43	54
Manufacturing lines installed	43	54	43	54

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and nine months ended September 30, 2022 and 2021 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100%	100%	100%	100%
Cost of sales	97.1	98.5	97.0	96.5
Startup and transition costs	1.1	3.0	2.3	2.9
Total cost of goods sold	98.2	101.5	99.3	99.4
Gross profit (loss)	1.8	(1.5)	0.7	0.6
General and administrative expenses	1.7	1.7	1.7	1.8
Loss on sale of assets and asset impairments	0.8	1.5	0.5	0.7
Restructuring charges, net	0.0	0.3	0.2	0.3
Loss from operations	(0.7)	(5.0)	(1.7)	(2.2)
Total other income (expense)	2.5	0.3	1.6	(1.0)
Income (loss) before income taxes	1.8	(4.7)	(0.1)	(3.2)
Income tax provision	(2.2)	(1.7)	(1.5)	(2.2)
Net loss	(0.4%)	(6.4%)	(1.6%)	(5.4%)

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$425,019	$450,725	$(25,706)	(5.7)%	$1,193,636	$1,248,608	$(54,972)	(4.4)%
Precision molding and assembly systems sales	274	8,383	(8,109)	(96.7)	7,114	30,913	(23,799)	(77.0)
Transportation sales	10,542	6,815	3,727	54.7	34,059	29,861	4,198	14.1
Field service, inspection and repair services sales	19,090	11,033	8,057	73.0	43,976	23,634	20,342	86.1
Other sales	4,346	2,643	1,703	64.4	17,724	10,104	7,620	75.4
Total net sales	$459,271	$479,599	$(20,328)	(4.2)%	$1,296,509	$1,343,120	$(46,611)	(3.5)%

The decrease in net sales of wind blades during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, were primarily driven by a 11% and 15% decrease in the number of wind blades produced, respectively, due to a temporary production stoppage in one of our Mexico plants as a customer implemented a blade redesign, a brief labor disruption in Türkiye as we worked with the union to resolve inflationary pressures on wages, as well as a reduction in manufacturing lines, transitions of existing lines and currency fluctuations, which were partially offset by a higher average sales price due to the mix of wind blade models produced and the impact of inflation on blade prices. Net sales from the manufacturing of precision molding and assembly systems decreased during the three and nine months ended September 30, 2022, as compared to the same periods in 2021 primarily due to a decrease in volume of molds produced. The increase in transportation sales for the three and nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a 74% and 79% increase, respectively, in volume of composite bus bodies, partially offset by a decrease in other transportation product sales due to changes in the mix of products produced. Additionally, there was an increase in our field service, inspection and repair service sales during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, due to an increase in demand for such services. The increase in other sales for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to an increase in volume of ancillary wind-related sales and services. The fluctuating U.S. dollar against the Euro in our operations in Türkiye had an unfavorable impact of 3.9% and 3.2% on consolidated net sales for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.

Segment discussion

The following table summarizes our net sales by our five geographic operating segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
U.S.	$26,756	$50,896	$(24,140)	(47.4)%	$68,970	$161,338	$(92,368)	(57.3)%
Asia	74,832	51,869	22,963	44.3	176,043	219,903	(43,860)	(19.9)
Mexico	164,368	197,138	(32,770)	(16.6)	486,749	454,372	32,377	7.1
EMEA	127,348	129,444	(2,096)	(1.6)	406,643	347,160	59,483	17.1
India	65,967	50,252	15,715	31.3	158,104	160,347	(2,243)	(1.4)
Total net sales	$459,271	$479,599	$(20,328)	(4.2)%	$1,296,509	$1,343,120	$(46,611)	(3.5)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$—	$35,154	$(35,154)	NM	$—	$114,208	$(114,208)	NM
Transportation sales	10,542	6,815	3,727	54.7	34,059	29,861	4,198	14.1
Field service, inspection and repair services sales	15,062	8,854	6,208	70.1	33,593	16,919	16,674	98.6
Other sales	1,152	73	1,079	NM	1,318	350	968	NM
Total net sales	$26,756	$50,896	$(24,140)	(47.4)%	$68,970	$161,338	$(92,368)	(57.3)%

NM - not meaningful

The decrease in the U.S. segment’s net sales of wind blades during the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was due to the shutdown of production at our Newton, Iowa manufacturing facility at the end of the fourth quarter of 2021. The increase in transportation sales for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to a 74% and 79% increase, respectively, in volume of composite bus bodies, partially offset by a decrease in other transportation product sales due to changes in the mix of products produced. The increase in the U.S. segment's field service, inspection and repair services sales was primarily due to increases in overall volume and demand for such services during the three and nine months ended September 30, 2022, as compared to the same periods in 2021.

Asia Segment

The following table summarizes our net sales by product/service for the Asia segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$73,625	$47,187	$26,438	56.0%	$166,256	$202,181	$(35,925)	(17.8)%
Precision molding and assembly systems sales	—	3,869	(3,869)	NM	6,466	15,467	(9,001)	(58.2)
Field service, inspection and repair services sales	990	713	277	38.8	2,770	2,002	768	38.4
Other sales	217	100	117	NM	551	253	298	NM
Total net sales	$74,832	$51,869	$22,963	44.3%	$176,043	$219,903	$(43,860)	(19.9)%

The increase in the Asia segment’s net sales of wind blades during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a 62% increase in the number of wind blades produced and was partially offset by a decrease in the average sales price of wind blades due to a change in the mix of wind blades produced during the comparative period. The decrease in the Asia segment’s net sales of wind blades during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a 30% decrease in the number of wind blades produced due to the number of manufacturing lines in transition during the period. The net sales decrease during the nine months ended September 30, 2022, was partially offset by an increase in the average sales price of wind blades due to inflationary price increases which are passed on to our customer.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$162,100	$191,499	$(29,399)	(15.4)%	$472,979	$431,129	$41,850	9.7%
Precision molding and assembly systems sales	274	4,514	(4,240)	(93.9)	648	15,446	(14,798)	(95.8)
Field service, inspection and repair services sales	535	—	535	NM	3,550	962	2,588	NM
Other sales	1,459	1,125	334	29.7	9,572	6,835	2,737	40.0
Total net sales	$164,368	$197,138	$(32,770)	(16.6)%	$486,749	$454,372	$32,377	7.1%

The decrease in the Mexico segment’s net sales of wind blades during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to a 23% decrease in the number of wind blades produced. This decrease was due to a temporary suspension of production of one of the blade types in one of our Juarez, Mexico manufacturing facilities in August of 2022 due to a customer requested design change, and was also due to one of our other Juarez, Mexico manufacturing facilities stopping production in December 2021. This was partially offset by an increase in the average sales price of wind blades due to inflationary price increases which are passed on to our customer and the mix of wind blades produced in the comparative period. The increase in the Mexico segment’s net sales of wind blades during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to the commencement of production at our newest manufacturing facility in Matamoros, Mexico, and also reflects an increase in the average sales price of wind blades due to inflationary price increases which are passed on to our customer and the mix of wind blades produced in the comparative period. The decrease in net sales from the manufacturing of precision molding and assembly systems is primarily due to a moderation in the number of transitions and new line startups compared to the prior year. The increase in other sales for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to an increase in volume of ancillary wind-related sales and services.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$123,434	$126,705	$(3,271)	(2.6)%	$396,721	$340,933	$55,788	16.4%
Field service, inspection and repair services sales	2,503	1,458	1,045	71.7	4,061	3,743	318	8.5
Other sales	1,411	1,281	130	10.1	5,861	2,484	3,377	136.0
Total net sales	$127,348	$129,444	$(2,096)	(1.6)%	$406,643	$347,160	$59,483	17.1%

The decrease in the EMEA segment’s net sales of wind blades during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by a 3% decrease in the number of wind blades produced due to a brief labor disruption during the quarter and currency fluctuations. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 14.1% on net sales, during the three months ended September 30, 2022, as compared to the same period in 2021. The increase in the EMEA segment’s net sales of wind blades during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by an increase in the number of wind blades produced and a change in the mix of wind blades produced, partially offset by currency fluctuations. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 10.0% on net sales, during the nine months ended September 30, 2022, as compared to the same period in 2021.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Wind blade sales	$65,860	$50,180	$15,680	31.2%	$157,680	$160,157	$(2,477)	(1.5)%
Field service, inspection and repair services sales	—	8	(8)	NM	2	8	(6)	(75.0)
Other sales	107	64	43	67.2	422	182	240	131.9
Total net sales	$65,967	$50,252	$15,715	31.3%	$158,104	$160,347	$(2,243)	(1.4)%

The increase in the India segment’s net sales of wind blades during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by a 9% increase in the number of wind blades produced and an increase in the average sales price of wind blades due to the mix of wind blades produced in the comparative period. The decrease in the India segment’s net sales of wind blades during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade in 2022 and was partially offset by an increase in the average sales price of wind blades due to the mix of wind blades produced in the comparative period.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Cost of sales	$445,778	$472,188	$(26,410)	(5.6)%	$1,257,830	$1,295,660	$(37,830)	(2.9)%
Startup costs	—	4,521	(4,521)	NM	7,994	13,577	(5,583)	(41.1)
Transition costs	4,821	10,020	(5,199)	(51.9)	22,417	25,417	(3,000)	(11.8)
Total startup and transition costs	4,821	14,541	(9,720)	(66.8)	30,411	38,994	(8,583)	(22.0)
Total cost of goods sold	$450,599	$486,729	$(36,130)	(7.4)	$1,288,241	$1,334,654	$(46,413)	(3.5)
% of net sales	98.1%	101.5%		(3.4)%	99.4%	99.4%		—

Total cost of goods sold as a percentage of net sales decreased by approximately 3.4% during the three months ended September 30, 2022, as compared to the same period in 2021, primarily driven by net favorable currency fluctuations, reduced startup and transition costs, and operational efficiencies, offset by continued operating challenges at our newest Matamoros, Mexico facility. The fluctuating U.S. dollar against the Turkish Lira, Euro, Chinese Renminbi and Mexican Peso had a favorable impact of 8.2% for the three months ended September 30, 2022, on consolidated cost of goods sold as compared to the same period in 2021. Total cost of goods sold as a percentage of net sales remained flat during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily driven by an increase in direct labor costs offset by currency fluctuations. The fluctuating U.S. dollar against the Turkish Lira, Euro, Chinese Renminbi and Mexican Peso had a favorable impact of 6.5% for the nine months ended September 30, 2022, on consolidated cost of goods sold as compared to the same period in 2021. Included in cost of sales for the three and nine months ended September 30, 2022, is approximately $3.0 million and $18.1 million, respectively, in non-restructuring related operating costs that were associated with certain manufacturing facilities in Newton, Iowa; Dafeng, China; and Juarez, Mexico, where production has stopped.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$8,030	$8,185	$(155)	(1.9)%	$22,578	$23,819	$(1,241)	(5.2)%
% of net sales	1.7	1.7		0.0	1.7	1.8		(0.0)

General and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2022, remained consistent as compared to the same periods in 2021.

Restructuring costs, net

The following table summarizes our restructuring costs, net for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Restructuring charges, net	$(87)	$1,422	$(1,509)	(106.1)%	$2,316	$3,876	$(1,560)	(40.2)%
% of net sales	(0.0)	0.3		(0.3)	0.2	0.3		(0.1)

The decrease in restructuring costs, net for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to a decrease in severance costs. The restructuring is associated with the optimization of our global footprint, comprised primarily of severance benefits to terminated employees as a result of the closure of our Newton, Iowa; Dafeng, China and Taicang, China manufacturing facilities.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our five geographic operating segments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
U.S.	$(8,636)	$(21,404)	$12,768	59.7%	$(31,813)	$(28,481)	$(3,332)	(11.7)%
Asia	7,206	(3,607)	10,813	NM	941	7,207	(6,266)	(86.9)
Mexico	(21,030)	(6,996)	(14,034)	NM	(59,002)	(40,671)	(18,331)	(45.1)
EMEA	11,019	9,423	1,596	16.9	54,738	29,993	24,745	82.5
India	8,599	(1,403)	10,002	NM	11,417	2,725	8,692	NM
Total loss from operations	$(2,842)	$(23,987)	$21,145	88.2	$(23,719)	$(29,227)	$5,508	18.8
% of net sales	-0.6%	-5.0%		4.4%	-1.8%	-2.2%		0.4%

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to asset impairment charges in the prior year comparative period associated with the shutdown of production at our Newton, Iowa manufacturing facility. The increase in the loss from operations in the U.S. segment for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to ongoing non-restructuring related operating costs at our Newton, Iowa manufacturing facility where production has shut down as well as increased material and labor costs for our transportation products.

Asia Segment

The increase in income from operations in the Asia segment for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in the net sales of wind blades and the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 3.7% on cost of goods sold for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in income from operations in the Asia segment for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to the decrease in the net sales of wind blades and restructuring charges incurred at our Taicang City, China and Dafeng, China manufacturing facilities. This was partially offset by the fluctuating U.S. dollar against the Chinese Renminbi which had a favorable impact of 1.8% on cost of goods sold for the nine months ended September 30, 2022, as compared to the same period in 2021.

Mexico Segment

The increase in the loss from operations in the Mexico segment for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to continued challenges at our newest Matamoros, Mexico facility which represented approximately 53% and 49% of the total loss from operations for the Mexico segment for the three and nine months ended September 30, 2022, respectively. In addition, the increase in the loss from operations for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was also due to ongoing non-restructuring related operating costs at one of our Juarez, Mexico manufacturing facilities where production has shut down.

EMEA Segment

The increase in the income from operations in the EMEA segment for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily driven by increased wind blade production at our two Türkiye manufacturing facilities and a decrease in startup and transition costs. This increase was partially offset by an increase in direct material costs and direct labor costs due to inflationary pressures and a brief labor disruption as compared to the same periods in 2021. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 29.2% and 22.6% on cost of goods sold, and an unfavorable impact of 14.1% and 10.0% on net sales, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.

India Segment

The increase in the income from operations in the India segment for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily driven by an increase in wind blade production at our India manufacturing facility.

Other income (expense)

The following table summarizes our total other income (expense) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(1,149)	$(2,662)	$1,513	56.8%	$(2,831)	$(8,057)	$5,226	64.9%
Foreign currency income (loss)	11,362	3,958	7,404	187.1	21,458	(6,273)	27,731	NM
Miscellaneous income	1,273	262	1,011	NM	2,124	1,322	802	60.7
Total other income (expense)	$11,486	$1,558	$9,928	NM	$20,751	$(13,008)	$33,759	NM

The change in the total other income (expense) for the three and nine months ended September 30, 2022, as compared to the same periods in 2021, was primarily due to favorable foreign currency fluctuations due to the change in functional currency at our Türkiye subsidiaries from the Turkish Lira to the Euro, as well as a decrease in interest expense due to the repayment of the outstanding senior revolving credit facility in the prior year.

Income taxes

The following table summarizes our income taxes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Income tax benefit (provision)	$(10,111)	$(8,248)	$(1,863)	(22.6)%	$(19,809)	$(30,036)	$10,227	34.0%
Effective tax rate	117.0%	-36.8%			-667.4%	-71.1%

See Note 11, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and nine months ended September 30, 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, new facility startup costs, the impact of transitions, raw materials purchases, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment at our new facilities and expansion and improvements at our existing facilities. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net repayments under our financing arrangements of $12.5 million for the nine months ended September 30, 2022 as compared to net proceeds under our financing arrangements of $43.1 million in the comparable period of 2021. As of September 30, 2022 and December 31, 2021, we had $62.1 million and $74.6 million in outstanding indebtedness, respectively. As of September 30, 2022, we had an aggregate of $79.9 million of remaining capacity for cash and non-cash financing, including $58.8 million of remaining availability for cash borrowing under our various credit facilities. In addition, we also may elect, at our option through November 2023, to require the holders of our Series A Preferred Stock to purchase an additional $50.0 million of Series A Preferred Stock on the same terms and conditions as the initial issuance of the Series A Preferred Stock. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, cash flows from operations and our option to issue additional Series A Preferred Stock will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. At September 30, 2022 and December 31, 2021, we had unrestricted cash, cash equivalents and short-term investments totaling $129.1 million and $242.2 million, respectively. The September 30, 2022 balance includes $53.6 million of cash located outside of the United States, including $42.3 million in China, $7.1 million in Türkiye, $2.0 million in India, $1.4 million in Mexico and $0.8 million in other countries.

Our ability to repatriate funds from China is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($25.1 million and $26.7 million, respectively, as of September 30, 2022 and December 31, 2021) of registered capital is contributed to a surplus reserve, our China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At September 30, 2022 and December 31, 2021, the amount of the surplus reserve fund was $7.6 million and $10.0 million, respectively. In July 2021, China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of September 30, 2022 was $62.1 million, including our secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 6, Long-Term Debt, Net of Current Maturities, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	$ Change
	(in thousands)
Net cash used in operating activities	$(85,095)	$(28,241)	$(56,854)
Net cash used in investing activities	(11,492)	(30,138)	18,646
Net cash provided by (used in) financing activities	(12,865)	48,280	(61,145)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(3,807)	(939)	(2,868)
Net change in cash, cash equivalents and restricted cash	$(113,259)	$(11,038)	$(102,221)

Operating Cash Flows

Net cash used in operating activities increased by $56.9 million for the nine months ended September 30, 2022, as compared to the same period in 2021, as a result of working capital usage, primarily related to an increase in accounts receivable, and a decrease in accounts payable. In addition, the increase in net cash used in operating activities for the nine months ended September 30, 2022, as compared to the same period in 2021, is due to an increase in contract assets, which was the result of an increase in the period over period number of wind blades still in the production process at the end of the period, as well as continued operating cost challenges at our newest Matamoros, Mexico manufacturing facility, and ongoing non-restructuring related operating costs at our other facilities where production has shut down.

Investing Cash Flows

Net cash used in investing activities decreased by $18.6 million for the nine months ended September 30, 2022, as compared to the same period in 2021, as a result of a decrease in capital expenditures.

We anticipate fiscal year 2022 capital expenditures of approximately $17 million and we estimate that the cost that we will incur after September 30, 2022 to complete our current projects in process will be approximately $7.1 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for major projects currently being undertaken, which includes the expansion of our manufacturing facility in Chennai, India, the reopening of our Newton, Iowa facility and the continued investment in our existing facilities in Türkiye and Mexico.

Financing Cash Flows

Net cash provided by financing activities decreased by $61.1 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily as a result of decreased borrowings and increased repayments of outstanding borrowings.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of September 30, 2022:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Discount Rate
2014	Mexico	LIBOR plus 0.75%
2018	Mexico	LIBOR plus 1.25%
2018	EMEA	EURIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and nine months ended September 30, 2022, $299.6 million and $840.7 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $346.3 million and $1,001.2 million, respectively, in the comparative prior year periods.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in China, Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $13.8 million for the nine months ended September 30, 2022.

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

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin, resin systems, and carbon fiber we believe that a 10% change in the current forecasted price of resin, resin systems, and carbon fiber for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $8.1 million for the full year 2022. With respect to our other customer supply agreements, our customers typically receive/bear 60% to 70% of the cost savings or increases resulting from a change in the price of resin, resin systems, and carbon fiber.

Interest Rate Risk. As of September 30, 2022, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

See Note 12, Net Loss Per Common Share, for details regarding the issuance of an aggregate of 4,664,155 shares of common stock upon the exercise of warrants. The issuance of the warrants was previously reported on a Current Report of Form 8-K.

Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*	Sixth Amendment to Lease between TPI Iowa, LLC and ILPT Newton Iowa, LLC, dated October 10, 2022

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

TPI COMPOSITES, INC.

Date: November 3, 2022	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)