Form 10-K
period 2022-12-31
TPI COMPOSITES, INC
filed 2023-02-22
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2022 as reported by the NASDAQ Global Market on such date was approximately $456 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of January 31, 2023, the Registrant had 42,210,245 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 24, 2023, are incorporated by reference into Part III of this Report.

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
•
our ability to absorb or mitigate the impact of wage inflation in the countries in which we operate;
•
our ability to procure adequate supplies of raw materials and components to fulfill our wind blade volume commitments to our customers;
•
the potential impact of the increasing prevalence of auction based tenders in the wind energy market and increased competition from solar energy on our gross margins and overall financial performance;
•
our future financial performance, including our net sales, cost of goods sold, gross profit or gross margin, operating expenses, ability to generate positive cash flow and ability to achieve or maintain profitability;
•
changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy and energy policy;
•
changes in global economic trends and uncertainty, geopolitical risks, and demand or supply disruptions from global events;
•
changes in macroeconomic and market conditions, including the potential impact of the COVID-19 pandemic and any other pandemic, risk of recession, inflation, supply chain constraints, commodity prices and exchange rates, and the impact of such changes on our business and results of operations;
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
•
our ability to keep up with market changes and innovations;
•
our ability to successfully open new manufacturing facilities and expand existing facilities on time and on budget;
•
the impact of the pace of new product and wind blade model introductions on our business and our results of operations;

•
our ability to successfully expand our automotive business and execute upon our strategy of entering new markets outside of wind energy;
•
our ability to maintain, protect and enhance our intellectual property;
•
our ability to comply with existing, modified or new laws and regulations applying to our business, including the imposition of new taxes, duties or similar assessments on our products;
•
the attraction and retention of qualified associates and key personnel;
•
our ability to maintain good working relationships with our associates, and avoid labor disruptions, strikes and other disputes with labor unions that represent certain of our associates; and
•
the potential impact of one or more of our customers becoming bankrupt or insolvent, or experiencing other financial problems.

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

PART I

Item 1. Business

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company, TPI or we). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company is incorporated in Delaware.

Discontinued Operations

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. In connection with this plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022, and plan to shut down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down will have a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services. The following discussion reflects continuing operations only, unless otherwise indicated.

Overview

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM) to outsource the manufacturing of a portion of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades is highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into supply agreements pursuant to which we dedicate capacity at our facilities to our customers and manufacture wind blade sets (each set consisting of three wind blades) for our customers. This collaborative dedicated supplier model provides us with contracted volumes that generate revenue visibility, drive capital efficiency and allow us to produce wind blades at a lower total delivered cost, while ensuring critical dedicated capacity for our customers.

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

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the automotive market. We supply Proterra, Inc. (Proterra) with Proterra Catalyst® composite bus bodies under a supply agreement that expires in December 2024. In 2021, we began a production program to manufacture a composite component for an electric vehicle manufacturer using our automated production line and commenced production of additional composites components for this manufacturer in 2022. We manufactured approximately 26,000 production components in 2021 and 78,000 production components in 2022. We continue to expand our manufacturing capabilities and have received orders with a major OEM to produce approximately 360,000 production components in 2023.

Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 92%, 94%, and 95% of our total net sales for each of the years ended December 31, 2022, 2021 and 2020, respectively. As of February 22, 2023, our wind and automotive supply agreements provide for minimum aggregate volume commitments from our customers of approximately $1.4 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $2.7 billion through the end of 2025.

Financial Information about Segments and Geographic Areas

We divide our business operations into four geographic operating segments - (1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India as follows:

•
Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa facility in which production has been shut down since the end of the fourth quarter of 2021, and is expected to resume in 2024, (2) the manufacturing of precision molding and assembly systems used for our automotive business at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the automotive industry, which we also conduct at our Warren, Rhode Island facility, (4) wind blade inspection and repair services, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany and (7) our corporate headquarters.
•
Our Mexico segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and two facilities in Matamoros, Mexico, (2) the manufacturing of precision molding and assembly systems and composite solutions for the automotive industry at our fourth Juárez, Mexico facility and (3) wind blade inspection and repair services.
•
Our EMEA segment includes (1) the manufacturing of wind blades at our two facilities in Izmir, Türkiye, and wind blade inspection and repair services in Türkiye, (2) our wind blade inspection and repair service facility in Madrid, Spain, and (3) wind blade inspection and repair services in the United Kingdom.
•
Our India segment manufactures wind blades at our manufacturing facility in Chennai, India.

For additional information regarding our discontinued operations, and operating segments and geographic areas, see Note 2 - Discontinued Operations, and Note 22 – Segment Reporting, respectively, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

Our long-term success will be driven by our business strategy. The key elements of our business strategy are as follows:

•
Capitalize on the long-term, global trends of decarbonization of the electric sector and the electrification of vehicles. We believe we are well-positioned to participate and benefit from the long term, global trend of decarbonization of the electric sector. Although regulatory uncertainty, as well as permitting, siting and transmission challenges in the U.S. and Europe has tempered demand for wind energy in the near term, we expect global demand for renewable energy, and wind energy in particular, will continue to grow in the long term due to a multitude of factors, including: increased cost competitiveness of wind energy compared to fossil fuel generated electricity; increased demand from corporations and utility providers for renewable energy; and recent international policy initiatives designed to promote the growth of renewable energy. We believe our global footprint of manufacturing facilities will allow us to capitalize on the expected long term, global growth of wind energy. Similarly, we believe we are well-positioned to capitalize on the projected growth of electric vehicles. As the global vehicle electrification trend continues, reducing the weight of these vehicles is critical to expanding range and/or providing more room for additional batteries or reducing the number of batteries and our composite products can help to shed weight and add strength to such critical components. We believe vehicle manufacturers and vehicle owners will also benefit from the lower cost of total ownership due to the durability and the non-corrosive properties of composites compared to metallic materials along with the ability to scale production with lower production investment costs. As a result, we expect there will be an increased demand for composites products for electric vehicles. In addition, we believe there is a potential demand in other strategic markets for composites to replace aluminum or other more expensive composite materials such as carbon reinforcements.
•
Grow our existing relationships and develop new relationships with leading industry OEMs. We plan to continue growing and expanding our relationships with existing customers who, according to data from BloombergNEF (Bloomberg), represented approximately 37% of the global onshore wind energy market, approximately 77% of that market excluding China, and 87% of the U.S. onshore wind turbine market over the three years ended December 31, 2021, based on megawatts (MWs) of energy capacity installed, as well as developing new relationships with other leading industry OEMs. We expect to be presented with opportunities to expand our existing relationships and develop new relationships with industry OEMs as they seek to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. In September 2022, we extended our supply agreement with ENERCON for two lines at one of our Türkiye manufacturing facilities through 2025 and extended two of our supply agreements with Nordex for four lines at our Türkiye manufacturing facilities through 2023. In October 2022, we signed an agreement with General Electric International, Inc. and its affiliates (GE Renewable Energy) that enabled us to secure a ten-year lease extension of our manufacturing facility in Newton, Iowa. Under the agreement, GE Renewable Energy and TPI plan to develop competitive blade manufacturing options to best serve GE Renewable Energy’s commitments in the U.S. market with production intended to start in 2024. In December 2022, we extended our supply agreements with GE Renewable Energy for all of our current manufacturing lines at our Mexico manufacturing facilities through 2025. In December 2022, we agreed in principle with Vestas on the material terms and conditions of a long-term global framework agreement governing the supply of wind blades to Vestas from our manufacturing facilities in Matamoros, Mexico, Türkiye, India and potential future facilities beginning in January 2024. We have also agreed in principle to a deal with Nordex to effectively extend four of six lines in Türkiye through 2026 (the other two will be extended through 2024) and add two additional manufacturing lines in India.
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
•
Continue to ensure that wind energy remains competitive with other energy sources. We continue to work with our customers on larger size wind blade models that maximize the capture of wind energy so that the levelized cost of energy for wind energy remains competitive with other energy sources such as solar and natural gas. We also continue to utilize our advanced technology, regional manufacturing facilities strategically located to cost effectively serve large and growing wind markets and ability to source materials globally at competitive costs to deliver high-performing, composite wind blades. Our collaborative engineering approach and our advanced precision molding and assembly systems allow us to integrate our customer’s design requirements with cost-efficient, replicable and scalable manufacturing processes. This collaborative engineering approach with our customers also allows us to reduce manufacturing cycle times, new line and factory start up times and new blade model transition times. We also continue to work with our customers to minimize the impacts of inflation, including increases in the cost of materials and production in a manner that further strengthens our customer relationships and mitigates the impact to our margins.
•
Expand our field service inspection and repair business and introduce new ancillary products and services to help our customers better manage the full life cycle of a wind blade. We plan to continue to expand our field service inspection and repair business by leveraging our existing wind blade manufacturing and composites expertise and global footprint. We believe there is an increasing demand and growing market for experienced wind blade inspection and repair services worldwide as the number of wind turbines installed worldwide continues to grow and the fleet of existing wind turbines continues to age. We also expect that the operating margins at our field service inspection and repair business will improve in 2023 and will be higher than the operating margins of our wind blade manufacturing business in future periods. We also are seeking to develop a more comprehensive suite of products and services such as wind blade design, engineering and recycling services to help our customers better manage the full life cycle of a wind turbine blade.
•
Focus on continuing innovation. We have a history of innovation in advanced composite technologies and production techniques and use several proprietary technologies related to wind blade manufacturing. With this culture of innovation and a collaborative “design for manufacturability” approach, we continue to address increasing physical dimensions, demanding technical specifications and strict quality control requirements for our customers’ most advanced wind blades. We also invest in ongoing simplification and selective automation of production processes for increased efficiency and precision. In addition, we plan to leverage our history of composite industry-first innovations to grow our business in the automotive market, in which we believe there is a demand for high precision, structural composites manufacturing as well as high-speed, high-volume manufacturing of structural composite components, particularly in the automotive market.

Wind Blade Manufacturing Operations and Process

We have developed significant expertise in advanced composite technology and we use high performance composite materials, precision molding and assembly systems including modular tooling, and advanced process technology, as well as sophisticated measurement, inspection, testing and quality assurance tools, allowing us to produce over 84,000 wind blades since 2001 from our continuing and discontinued operations with a strong, long-term field performance record in a market where reliability is critical to our customers’ success. We manufacture or have manufactured wind blades ranging from 30 meters to over 80 meters in length across our global facilities and have the capability to manufacture wind blades of greater lengths as required by existing or new customers. In combination with our advanced technologies, we seek to create manufacturing processes that are replicable and scalable in our manufacturing facilities located worldwide, regardless of cultural or language barriers. Using continuous improvement principles, we can customize each manufacturing step, from raw materials to finished products. This also allows us to systematically design for the entire manufacturing process so that we can achieve better quality control and increase production efficiencies. We believe that our focus on simplifying and, where feasible, automating production processes is critical to manufacturing high-precision, lightweight and durable products at a reasonable cost to our customers. We produce high unit volumes of near-aerospace grade products at industrial costs.

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

Precision Molding and Assembly Systems

Over the last decade, we have produced hundreds of precision molding and assembly systems, ranging from 30 meters to over 80 meters in length, to support our global operations. In 2020, we transitioned our North American precision molding and assembly system production capabilities to a new facility in Juárez, Mexico, which serves customers globally. Our precision molding and assembly systems have been used to build tens of thousands of wind blades worldwide.

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

We have developed a highly dependable method for making high-quality wind blades. In conjunction with our continuous improvement principles, we design our proprietary manufacturing processes to be replicable, scalable and transferable to each of our advanced manufacturing facilities worldwide. As a result, we can repeatedly move a product from its design phase to volume production while maintaining quality, even in developing regions of the world. Similarly, we have developed the manual portions of our manufacturing processes based on proven technologies and production methods that can be learned and implemented rapidly by line personnel. We focus on safety, consistency and quality control across our facilities, using hands-on training methods and employing repeatable manufacturing processes.

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

Wind Blade Supply Agreements

Our current wind blade customers, which include Vestas, GE Renewable Energy, Nordex, and ENERCON GmbH (ENERCON), are some of the world’s largest wind turbine manufacturers. According to data from Bloomberg, our customers represented approximately 37% of the global onshore wind energy market, approximately 77% of that market excluding China, and 87% of the U.S. onshore wind turbine market over the three years ended December 31, 2021, based on MWs of energy capacity installed. In our collaborative dedicated supplier model, our customers are incentivized to maximize the volume of wind blades purchased through lower pricing at higher purchase volumes. As of February 22, 2023, our existing wind blade supply agreements provide for minimum aggregate volume commitments from our customers of approximately $1.4 billion and encourage our customers to purchase additional volume up to, in the aggregate, a total contract value of approximately $2.7 billion through the end of 2025, which we believe provides us with significant future revenue visibility and helps to insulate us from potential short-term fluctuations or legislative changes in any one market. Our supply agreements generally contain liquidated damages provisions in the event of late delivery, however, we generally do not bear the responsibility for transporting the wind blades we manufacture to our customers.

Some of our supply agreements with our customers provide downside protection for us through minimum annual volume commitments, as well as encourage our customers to maximize the volume of wind blades they purchase from us, since purchasing less than a specified amount typically triggers higher pricing. Some of our supply agreements also provide for annual sales price reductions reflecting assumptions regarding increases in our manufacturing efficiency and productivity. We work to continue to drive down or minimize the impact of increases in the cost of materials and production through innovation and global sourcing, a portion of the benefit of which we share with our customers contractually, further strengthening our deep customer relationships. Similarly, we typically share any raw material price increases with our customers. Our largest customer, however, sources all of the critical raw materials that we use to produce its wind blades and this customer assumes 100% of any such raw material price increases or decreases. Wind blade pricing is based on annual commitments of volume as established in the customer’s contract, with orders less than committed volume resulting in additional costs per wind blade to customers. Orders in excess of annual commitments may but generally do not result in discounts to customers from the contracted price for the committed volume. Customers may utilize early payment discounts, which are reported as a reduction of revenue at the time the discount is taken.

Vestas

Each of our current supply agreements with Vestas provides for a minimum number of wind blade sets to be purchased by Vestas each year during the term, the schedule for which is established at the outset of the agreement. In return, we commit to dedicate a specific number of manufacturing lines to Vestas for each of the years under the supply agreements. Additionally, we have manufactured some of the model-specific tooling that we use to produce wind blades for Vestas. If either party commits a material breach of the supply agreement, the non-breaching party may terminate the supply agreement if the breach is not remedied or if the parties have not mutually agreed to a plan for cure within 30 days after notice of breach has been given. In December 2021, we extended our supply agreement with Vestas at one of our Izmir, Türkiye plants for an additional year through December 2023. We consolidated our manufacturing footprint for Vestas in China at the end of 2021 by stopping production at our Dafeng, China facility and agreeing to add four new manufacturing lines to our Yangzhou, China manufacturing facility through December 2023. In December 2022, we entered into a settlement agreement with Vestas to terminate the supply agreement with Vestas at our Yangzhou, China manufacturing facility. In December 2022, we agreed in principle with Vestas upon the material terms and conditions of a long-term global framework agreement governing the supply of wind blades to Vestas from our manufacturing facilities in Türkiye, India and Matamoros, Mexico, and potential future facilities beginning in January 2024.

GE Renewable Energy

We have multiple supply agreements with GE Renewable Energy to manufacture wind blades from two manufacturing facilities in Juárez, Mexico. We ceased production of GE Renewable Energy blades at our Iowa manufacturing facility during the fourth quarter of 2021. In October 2022, we signed an agreement with GE Renewable Energy that enabled us to secure a ten-year lease extension of our Iowa manufacturing facility. Under the agreement, GE Renewable Energy and TPI plan to develop competitive blade manufacturing options with production intended to start in 2024. In December 2022, we extended our supply agreements with GE Renewable Energy for all of our lines in our Mexico manufacturing facilities through the end of 2025. In addition, either party may terminate these supply agreements upon a material breach by the other party which goes uncured for 30 days after written notice has been provided.

Nordex

Generally, our supply agreements with Nordex provide for a minimum number of wind blade sets to be purchased by Nordex each year during the term, and we commit to dedicate a specific number of manufacturing lines to Nordex for each of the years under the supply agreements. We supply wind blades to Nordex from our manufacturing facilities in Türkiye, India and Matamoros, Mexico. In Matamoros, we took over a facility from Nordex, pursuant to a three-year supply agreement expiring on June 30, 2024. If the supply agreement for the

Matamoros manufacturing facility is not extended, then Nordex will resume management and operation of the Matamoros wind blade manufacturing facility at the end of the three-year term. In September 2022, we extended two of our supply agreements with Nordex at our Türkiye manufacturing facilities for four lines through 2023. We have also agreed in principle to a deal with Nordex to effectively extend four of six lines in Türkiye through 2026 (the other two will be extended through 2024) and add two additional manufacturing lines in India.

Other Supply Agreements

In September 2022, we extended our supply agreement in Türkiye with ENERCON through the end of 2025. With respect to this supply agreement, we have agreed to dedicate capacity for a set number of wind blades for each calendar year during the term of the agreement in exchange for a commitment to purchase minimum annual volumes of wind blade sets. Unless otherwise terminated, this supply agreement remains in effect for a period of several years and either party may terminate the supply agreement upon a material breach by the other party which goes uncured. This supply agreement contains provisions that allow for our customer to purchase less volume in later years of this supply agreement, reduce the number of dedicated manufacturing lines or to terminate the supply agreement upon notice for reasons such as our failure to deliver the contracted wind blade volumes or our failure to meet certain mutually agreed upon cost reduction targets. See “Risk Factors—Risks Related to Our Wind Blade Business." — Some of our supply agreements with our customers are subject to early termination and volume reductions at the discretion of our customers, and any early termination of or reduced volumes of wind blades purchased under these agreements could materially harm our business, financial condition and results of operations” included in Part I, Item 1A of this Annual Report on Form 10-K.

Research and Development

We conduct research and development in close collaboration with our customers on the design, development, and deployment of innovative manufacturing processes, including automation, advanced materials and sophisticated product quality inspection tools. We have partnered with the U.S. Department of Energy (DOE), government laboratories, universities and our customers to innovate through cost sharing of advanced manufacturing and other innovative programs. In 2021, we began a collaboration with the University of Maine pursuant to a grant from the U.S. DOE’s Advanced Manufacturing Office to develop a rapid, low-cost additive manufacturing solution (3D printing) for fabricating large, segmented wind blade molds. Additionally, we participate on collaborative programs as a working member of the Institute for Advanced Composite Manufacturing Innovation (IACMI), a US DOE National Network of Manufacturing Innovation consortium. Specifically, this effort includes new material systems focused on creating an economical solution to end-of-life reclamation of materials for reuse and recycling. This work includes cost sharing of engineering and laboratory support to develop new process technologies. In 2022, we collaborated with WindSTAR, a National Science Foundation funded Industry-University Cooperative Research Center, to design a composite manufacturing process based on a digital twin approach. The project leveraged machine learning (ML) using big data to serve as the digital twin of the blade manufacturing process. This ML framework provides real-time feedback during fabrication, results in reduced defects, and enables more efficient production of wind blades versus the current high computational costs of the physics-based models.

We employ a highly experienced workforce of engineers in various facets of our business, from research and development projects, to the ongoing, real-time development and implementation of incremental manufacturing and material improvements. Our research and development effort places a priority on improving quality through process and procedure improvement, in addition to reducing cost through specification changes and sourcing of more cost-effective suppliers. Other areas of emphasis include composite design, in-house fabrication of precision molding and assembly systems, prototyping, testing, optimization and volume production capabilities. We also encourage our associates to invent and develop new technologies to maintain our competitiveness in the marketplace. In addition to our internal research and development activities, from time to time, we also conduct research and development activities pursuant to funded development arrangements with our customers and other third parties and we intend to continue to seek opportunities for product development programs that could create recurring revenue and increase our overall profitability over the long term.

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

Competition

The wind blade market is highly concentrated, competitive and subject to evolving customer needs and expectations. Our competitors include LM Wind Power (a subsidiary of GE Renewable Energy) and other independent wind blade manufacturers such as Sinoma Science & Technology Co. Ltd., Shanghai Aeolon Wind Energy Technology Development (Group) Co., Ltd., Aeris Industria E Comercio De Equipamentos Para Geracao De Energia S.A. and ZhongFu Lianzhong Composites Group Co., Ltd., as well as regional wind blade suppliers in geographic areas where our current or prospective manufacturing facilities are or will be located.

We also compete with, and in a number of cases supplement, vertically integrated wind turbine OEMs that manufacture their own wind blades.

The principal competitive factors in the wind blade market include reliability, total delivered cost, manufacturing capability, product quality, engineering capability and on-time delivery of wind blades. We believe we compete favorably with our competitors on the basis of the foregoing factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of manufacturing capability, on-time delivery and product quality.

Competitive advantages in the wind blade service market include speed of response, local footprint, repair quality, competitive labor pricing and capacity to work across regions as demand adapts to business seasonality. We have proven strong in many of these criteria and our ability to remain competitive will depend on continued strength and our ability to improve our offering, including strengthening our response time, adding and managing labor resources, sourcing materials globally at competitive rates while further expanding into new countries, and offering additional value-added engineering support and technical solutions.

The automotive supply industry is highly competitive, and our composite solutions compete against alternative materials and a broad range of competitive suppliers. Our ability to remain competitive will depend on time to market, continuing to provide a lower upfront investment for our customers, and providing superior performance attributes with our composite solutions.

Automotive Products

We seek to create additional recurring revenue opportunities through the supply of other composite structures outside the wind energy market. We believe automotive products, including buses, trucks, electric vehicles and high-performance automotive products and components, are ideally suited for our advanced composite technology because of the benefits derived from weight reduction, corrosion resistance, strength, durability and lower upfront capital costs. These benefits should allow us to develop structural composite solutions to assist our customers in developing electric vehicles, including light, medium and heavy-duty trucks, buses and automobiles with clean propulsion systems or in meeting new and developing fuel economy standards.

In addition, by producing a range of composite structures, we are able to leverage the materials and manufacturing process technology and expertise developed through one project to maximize production quality, improve performance and minimize costs across our other manufacturing efforts, including our wind blade business. Our projects for customers in the automotive market have historically generated project-related revenues for a specific duration. We continue to enhance our relationships with these customers, and seek new customers, in order to generate recurring revenue and business opportunities that will contribute to our overall profitability over the long term.

Our facilities in Warren, Rhode Island and Juárez, Mexico manufacture products for customers in the automotive market using, in some cases, similar proprietary and replicable manufacturing processes that we use to produce wind blades. Our projects for customers in the automotive market include, or have included, the supply of all-composite bodies for electric buses and last-mile delivery as well as automated people mover systems for airports. In November 2017, we signed a five-year supply agreement with Proterra to supply Proterra Catalyst® composite bus bodies. In June 2021, we extended our supply agreement with Proterra through December 2024.

In 2021, we began a production program to manufacture a composite component for an electric vehicle manufacturer using our automated production line and commenced production of additional components for this manufacturer in 2022. We manufactured approximately 26,000 production components in 2021 and 78,000 production components in 2022. We continue to expand our manufacturing capabilities and have received orders with a major OEM to produce approximately 360,000 production components in 2023.

Our current principal competitors in the automotive market include suppliers of conventional steel and aluminum products and non-structural automotive fiberglass and other advanced composites-based manufacturers for automotive applications.

Intellectual Property

We have a variety of intellectual property (IP) rights, including trademarks, copyrights and patents issued, filed and applied-for in a number of jurisdictions, including the U.S., Germany, the European Union and China, trademarks and copyrights, but we believe that our continued success and competitive position depend, in large part, on our proprietary materials, tooling, process and inspection technologies and our ability to innovate and not on our IP alone. Accordingly, we take measures to protect the confidentiality and control the disclosure of our proprietary technology. We rely primarily on a combination of patents, know-how and trade secrets to establish and protect our proprietary rights and preserve our competitive position. We also seek to protect our proprietary technology, in part, by confidentiality agreements with our customers, associates, consultants and other contractors. Trade secrets, however, are difficult to protect. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our customers, associates, consultants or contractors use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Backlog

As of December 31, 2022 and 2021, our backlog for wind blades and related wind products totaled $919.9 million and $669.9 million, respectively. Our backlog includes purchase orders issued in connection with our supply agreements. We generally record a purchase order into backlog when the following requirements have been met: a signed supply agreement or other contractual agreement has been executed with our customer, a purchase order has been issued by our customer and we expect to ship wind blades to or produce the related wind products for such customer in satisfaction of any purchase order within 12 months. Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period.

Regulation

Wind Energy

Our operations are subject to various foreign, federal, state and local regulations related to environmental protection, health and safety, labor relationships, general business practices and other matters. These regulations are administered by various foreign, federal, state and local environmental agencies and authorities, including the Environmental Protection Agency (EPA), the Occupational Safety and Health Administration of the U.S. Department of Labor and comparable agencies in Mexico, Türkiye, India and individual U.S. states. In addition, our manufacturing operations in Mexico, Türkiye and India are subject to those countries’ wage and price controls, currency exchange control regulations, investment and tax laws, laws restricting our ability to repatriate profits, trade restrictions and laws that may restrict foreign investment in certain industries. Some of these laws have only been recently adopted or are subject to further rulemaking or interpretation, and their impact on our operations, including the cost of complying with these laws, is uncertain. We believe that our operations currently comply, in all material respects, with applicable laws and regulations. Further, as a U.S. corporation, we are subject to The Foreign Corrupt Practices Act of 1977 (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. As a U.S.

corporation with global operations, we are also subject to foreign antibribery laws and regulations in the countries where we conduct business, including the U.K. Bribery Act and the India Prevention of Corruption Act.

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

The PTC was extended in 2015 for wind power projects through December 31, 2019, and was to be phased down over the term of the PTC extension. Specifically, the PTC was kept at the same rate in effect at the end of 2014 for wind power projects that either commenced construction or met certain safe harbor requirements by the end of 2016, and thereafter was to be reduced by 20% per year in 2017, 2018 and 2019, respectively. In December 2019, the U.S. Congress extended the PTC through the end of 2020 and increased the rate from 40% to 60% for projects that either commenced construction or met certain safe harbor requirements by the end of 2020 and are commissioned by the end of 2024. In December 2020, the U.S. Congress extended the PTC through the end of 2021, continuing the rate of 60% for projects that either commenced construction or met certain safe harbor requirements by the end of 2021 and are commissioned by the end of 2025.

In August 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (IRA) which effectively extended the PTC until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. Although we are encouraged by the passing of the IRA and the expected long-term incentive certainty that the IRA provides in the U.S. market, the wind industry is waiting on guidance from the Internal Revenue Services and U.S. Treasury Department, among others, to define and clarify the implementation of this complex legislation.

At the state level, as of December 31, 2021, 30 states, the District of Columbia and Puerto Rico have implemented renewable portfolio standard (RPS) programs that generally require that, by a specified date, a certain percentage of a utility’s electricity supplied to consumers within such state is to be from renewable sources (ranging from 10% to 100% and from between the present and 2050).

In addition, there are also increasing regulatory efforts globally to promote renewable power. In December 2020, the European Union (EU) agreed to reduce EU greenhouse gas emissions by at least 55% by 2030, compared to 1990 levels. In May 2022, the EU announced the REPowerEU plan which seeks to rapidly reduce the EU's dependence on fossil fuels by 2027. Furthermore, the EU introduced the Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. Similarly, in December 2020, China announced its goal to reach carbon neutrality by 2060, and in November 2021, India targeted to increase its renewable energy capacity to 500 gigawatts by 2030 and to reach carbon neutrality by 2070. Additionally, Türkiye enacted Law No. 5346 in 2005, which was amended and extended in January 2021, to promote renewable-based electricity generation within their domestic electricity market through feed-in- tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers.

Human Capital

As of December 31, 2022, we employed more than 13,500 full-time associates, approximately 500 of whom were located in the U.S., 6,100 in Mexico, 4,500 in Türkiye 1,300 in India, and an additional 1,100 related to our discontinued operations in China. Certain of our associates in Türkiye and at our manufacturing facilities in Matamoros, Mexico are represented by labor unions. We believe that our relations with our associates are generally good.

Our human capital strategy focuses on creating an exceptional associate experience and ensuring that we foster a learning culture where our associates want to grow with us. Our primary focus areas of our human capital strategy are as follows:

Culture

We believe our unique culture is a key strategic advantage for us. Our associates are highly engaged and committed to the Company, their teams, and the jobs they perform based on our most recent associate engagement surveys. This strong associate engagement is due in part to a strong sense of purpose given our role in the broader renewable energy supply chain. We believe strong associate engagement translates into a strong quality focus and orientation. It is through the efforts of our approximately 13,500 associates at year-end 2022 that we have been able to continue to achieve high levels of performance. When we select new persons to join our team, we ensure that the individuals have high levels of commitment and adaptability in addition to the skills needed for the role. Our associates embrace our core values of safety, operational excellence, commitment, integrity and leadership. Our team members bring our values to life by applying their diverse backgrounds and skillsets to the jobs they are performing, demonstrating high discretionary effort, and embracing our values in their day-to-day lives.

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

Inclusion, Diversity, Equity and Awareness

We value diversity in all forms, especially diversity of thought, and aspire to create an environment that recognizes and celebrates the benefits that come with a diverse workforce. We know that diversity of our associate population makes us better and we strive to continue to improve and act with intention in these areas. Most importantly we strive to create a culture of inclusion where everyone has a true sense of belonging and feels they can be themselves in the workplace. In 2022, we rebranded our Diversity, Equity and Inclusion (DE&I) program to Inclusion, Diversity, Equity and Awareness (IDEA) to reinforce the point that diversity without inclusion is not what we are driving for culturally, inclusion needed to come first.

As a global business, we have an incredible opportunity to benefit from the diversity we have in our Company. We can and will do more to maximize the positive impact that diversity, equity, inclusion, and a feeling of belonging can bring. We believe that this and the rest of our vision statement for inclusion, diversity, equity, and awareness is a solid representation of what we believe in, are committed to, and how we will hold associates and leaders accountable. We recognize that one of our greatest areas of opportunity is to increase the representation of women and overall racial and ethnic diversity at all levels of leadership as we add more talent to our leadership levels.

Talent

We market open jobs across multiple platforms such as our website, LinkedIn, internal postings and local job boards to ensure that our candidate pool is as diverse as possible. We promote having diversity on the interviewing and selection panel to ensure different points of view are considered as part of the final selection process. We enjoy high levels of retention across all of our geographies. On a global basis, our overall turnover rate increased slightly in 2022 after three years of decline. We facilitate an annual talent review process in all regions and functional teams to promote the internal development and promotion of internal talent. We have enjoyed high participation in associate surveys, high engagement levels against industry normative data, and also facilitated a COVID-19 and inclusion survey in 2021 and 2022.

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

Available Information

Our website address is www.tpicomposites.com. All of our filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of changes in beneficial ownership and amendments to those reports, along with any exhibits to such reports, are available free of charge on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information contained on our website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

Our investor relations website address is https://ir.tpicomposites.com/websites/tpicomposites/English/0/investor-relations.html and includes key information about our corporate governance initiatives, including our Nominating and Corporate Governance Committee charter, charters of the Audit and Compensation committees and our Code of Business Conduct & Ethics.

Information about our Executive Officers

The following table sets forth certain information regarding our Executive Officers as of February 22, 2023:

Name, Age	Position	Year Appointed as Executive Officer of TPI Composites, Inc.	Business Experience since January 1, 2018
William Siwek, 60	President, Chief Executive Officer and Director	2013

TPI Composites, Inc.: Chief Executive Officer since May 2020, President from May 2019 to May 2020, Chief Financial Officer from August 2013 to May 2019.

American Clean Power Association: Director since March 2021.

Ramesh Gopalakrishnan, 55	President, Chief Operating Officer, Wind	2019

TPI Composites, Inc.: President and Chief Operating Officer, Wind since January 2022, Chief Operating Officer, Wind from May 2019 to January 2022, Senior Vice President, Global Quality, Technology and Latin American Operations from February 2019 to May 2019, Senior Vice President, Technology and Industrialization from August 2017 to February 2019.

Benchmark Electronics, Inc.: Director since October 2021.

Ryan Miller, 48	Chief Financial Officer	2022

TPI Composites, Inc.: Chief Financial Officer since May 2022.

Collins Aerospace: Vice President and Chief Financial Officer of Avionics Division from November 2018 to February 2022.

Rockwell Collins: Vice President and Controller of the Commercial Systems Division from April 2017 to November 2019.

Lance Marram, 51	Chief Commercial Officer, Wind	2022

TPI Composites, Inc.: Chief Commercial Officer since January 2022, Senior Vice President, Global Service from October 2019 to January 2022.

Senvion North America: Managing Director from June 2017 to July 2019.

Jerry Lavine, 54	President, Automotive	2021

TPI Composites, Inc.: President, Automotive since June 2021.

Independent Consultant: From January 2021 to June 2021.

Bordrin New Energy Vehicle Corporation: Chief Technology Officer and President of North America from November 2017 to January 2021.

Steven Fishbach, 53	General Counsel and Secretary	2015	TPI Composites, Inc.: General Counsel since January 2015.

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

Substantially all of our revenues are derived from three wind blade customers. Vestas, GE Renewable Energy and Nordex accounted for 36.2%, 20.8% and 32.6%, respectively, of our total net sales for the year ended December 31, 2022, and 30.9%, 29.0% and 25.4%, respectively, of our total net sales for the year ended December 31, 2021, and 30.4%, 34.2% and 18.6%, respectively, of our total net sales for the year ended December 31, 2020. Accordingly, we are substantially dependent on continued business from our current wind blade customers. If one or more of our wind blade customers were to reduce or delay wind blade orders, file for bankruptcy or become insolvent, fail to pay amounts due or satisfactorily perform their respective contractual obligations with us or otherwise terminate or fail to renew their supply agreements with us, our business, financial condition and results of operations could be materially harmed.

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

We provide warranties for all of the wind blades and precision molding and assembly systems we produce, including parts and labor, for periods that typically range from two to five years depending on the product sold. Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, shipping and handling and de-installation and re-installation costs at customers’ sites. Our assumptions could be materially different from the actual performance of our products and these remediation expenses in the future. The expenses associated with wind blade repair and remediation activities can be substantial and may include changes to our manufacturing processes. If our estimates prove materially incorrect, we could incur warranty expenses that exceed our reserves and we could be required to make material unplanned cash expenditures, which could materially harm our business, operating results and financial condition.

We have experienced, and could in the future experience, quality or operational issues in connection with plant construction, expansion or assumption which could result in losses and cause delays in our ability to complete our projects and may therefore materially harm our business, financial condition and results of operations.

We dedicate most of the capacity of our current wind blade manufacturing facilities to existing customers and, as a result, we may need to build additional manufacturing capacity or facilities to serve the needs of new customers or expanded needs of existing customers. Since the third quarter of 2016, we commenced operations at five manufacturing facilities in Mexico, one in Türkiye, one in Yangzhou, China and one in Chennai, India. We ceased operations at our Yangzhou, China manufacturing facility at the end of 2022. The construction of new plants and the expansion or assumption of existing plants involves significant time, cost and other risks. We generally expect our plants to generate losses in their first 12 to 18 months of operations related to production startup costs. Additionally, numerous factors can contribute, and have in the past contributed, to delays or difficulties in the startup of, or the adoption of our manufacturing lines to produce larger wind blade models, which we refer to as model transitions, in our manufacturing facilities. These factors include permitting, construction or renovation delays, defects or issues with product tooling, the engineering and fabrication of specialized equipment, the modification of our general production know-how and customer-specific manufacturing processes to address the specific wind blades to be tested and built, changing and evolving customer specifications and expectations and the hiring and training of plant personnel. Any delays or difficulties in plant startup, expansion or assumption may result in cost overruns, production delays, contractual penalties, loss of revenues, reduced margins and impairment of customer relationships, which could materially harm our business, financial condition and results of operations. In 2021 and 2022, we experienced significant production delays at the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, which adversely impacted our profitability and financial condition.

Some of our supply agreements with our customers are subject to early termination and volume reductions at the discretion of our customers, and any early termination of or reduced volumes of wind blades purchased under these agreements could materially harm our business, financial condition and results of operations.

Our supply agreements expire between the end of 2023 and the end of 2025. Some of our supply agreements contain provisions that allow for the early termination of these agreements upon the customer providing us with advance written notice and paying an early termination fee. Our supply agreements generally establish annual purchase requirements on which we rely for our future production and financial forecasts. However, the timing and volume of purchases, within certain parameters, may be subject to change by our customers. The amount of the annual purchase requirements typically decline in the later years of our supply agreements. Our customers may not continue to maintain supply agreements with us in the future. For example, Vestas did not renew its Dafeng, China supply agreement, and GE did not renew its Iowa supply agreement, both of which expired at the end of 2021. In addition, Vestas terminated its Yangzhou, China supply agreement at the end of 2022, which was set to expire at the end of 2023, and paid to us an early termination fee. If one or more of our customers terminate, or reduce the number of manufacturing lines and volumes of wind blades purchased, or fail to renew their supply agreements with us, it may materially harm our business, financial condition and results of operations.

Although a majority of our manufacturing facilities are located outside the U.S., our business is still heavily dependent upon the demand for wind energy in the U.S. and any downturn in demand for wind energy in the U.S. could materially harm our business.

We have developed a global footprint to serve the growing wind energy market worldwide and have wind blade manufacturing facilities in the U.S., Mexico, Türkiye and India, and manufacturing facilities in China related to our discontinued operations. Although a majority of our manufacturing facilities are located outside of the U.S., historically more than half of the wind blades that we produced were deployed in wind farms located within the U.S. Our Iowa manufacturing facility, where production has been temporarily shut down since the end of the fourth quarter of 2021, and our Mexico manufacturing facilities manufacture wind blades that are generally deployed within the U.S. In addition, many of our wind blades are exported from our China, Türkiye and India manufacturing facilities to the U.S. In addition, tariffs imposed on components of wind turbines from China, including wind blades, has had a negative impact on demand for our wind blades manufactured in our Chinese manufacturing facilities. This, among other things, including optimizing our global footprint and right sizing our organization, has led to ceasing production at our China facilities. Consequently, demand for wind energy and our wind blade sales could be adversely affected by a variety of reasons and factors, and any downturn in demand for wind energy in the U.S. could materially harm our business. We expect that demand for wind turbine blades in 2023 will be slightly down compared to 2022 due in large part to the discontinuation of our China operations and due to our customers and wind farm developers continuing to defer investments into the future until inflationary pressure and global economies stabilize, and there is clearer regulatory guidance with respect to the IRA and actions proposed by the EU under the REPowerEU plan and the Green Deal Industrial Plan.

We have recently experienced significant price increases and supply constraints of raw materials and components that are critical to our manufacturing needs, as well as ongoing inflationary pressures impacting many of our labor and other costs, and we may continue to, or in the future, experience such price increases, supply constraints, and inflationary pressures, which may hinder our ability to perform under our supply agreements and adversely impact our profitability and financial condition.

We rely upon third parties for raw materials, such as fiberglass, carbon fiber, resins, foam core and balsa wood, and various components for the wind blades we manufacture. Some of these raw materials and components may only be purchased from a limited number of suppliers. The after-effects of the COVID-19 pandemic, the current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. We expect the prices of resin, carbon fiber, fiberglass and other raw materials to remain elevated in the near term compared to pre-pandemic levels. We also expect logistics costs to remain elevated from pre-pandemic levels. However, we have seen prices stabilize and logistics costs have come down from 2022. In 2023, we believe our supply chain costs will be flat to slightly down compared to 2022. If the prices for these raw materials and logistics costs revert back to the levels we experienced in 2021 and 2022, such elevated price levels could have a material impact on our results of operations.

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

In 2022, we procured approximately 20% of our raw materials from China so any ocean logistic delays, weather events, strikes, other force majeure events or geopolitical developments impacting China could disrupt our supply chain. In addition, a disruption in any aspect of our global supply chain caused by transportation delays, customs delays, cost issues or other factors could result in a shortage of raw materials or components critical to our manufacturing needs. Any supply shortages, delays in the shipment of materials or components from third party suppliers, or changes in the terms on which they are available could disrupt or materially harm our business, operating results and financial condition.

Ongoing inflationary pressures have caused and may continue to cause many of our material, labor, and other costs to increase, which can have adverse impacts on our results of operations. The governments of Mexico and Türkiye increased minimum wages approximately 20% and 55%, respectively, effective January 1, 2023, and there may be further wage increases enacted throughout the year. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages could have a material impact on our results of operations and financial condition.

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
•
the development of electrical transmission infrastructure, the ability to implement a proper grid connection for wind development projects, and the ability to obtain timely permitting approvals;
•
permitting and siting regulations and challenges;
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

In 2022, we experienced a decline in demand for our wind turbine blades due primarily to regulatory uncertainty as our customers and wind farm developers continued to defer investments into the future until inflationary pressure and global economies stabilize, and there is clearer regulatory guidance with respect to the IRA and actions proposed by the EU under the REPowerEU plan, which adversely impacted our operating results. We expect that demand for wind turbine blades in 2023 will be slightly down compared to 2022. In 2023, we expect to be operating fewer manufacturing lines as a result of closing down our factory in Yangzhou, China. In addition to factors affecting the wind energy market generally, our customers’ demand may also fluctuate based on other factors beyond our control. Any decline in customer demand below anticipated levels could materially harm our revenues and operating results and could delay or impede our growth strategy.

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

We currently operate manufacturing facilities in the U.S., Mexico, Türkiye, and India. Since the third quarter of 2016, we commenced operations at five new manufacturing facilities in Mexico, one in Türkiye, and one in Chennai, India. For the years ended December 31, 2022, 2021 and 2020, approximately 94%, 87% and 84%, respectively, of our net sales were derived from our continuing international operations. Our overall success depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. The global nature of our operations is subject to a variety of risks, including:

•
difficulties in staffing and managing multiple international locations;
•
the risk of significant wage inflation in Türkiye, Mexico and other countries in which we operate, and continuing general inflationary pressures in these markets;
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

We believe that the decision to purchase wind energy is, to a significant degree, driven by the relative cost of electricity generated by wind turbines compared to the applicable price of electricity from traditional (i.e., thermal) and other renewable energy sources. Decreases in the prices of electricity from traditional or renewable energy sources other than wind energy, such as solar, could harm the market for wind energy. In particular, a drop in natural gas prices could lessen the appeal of wind-generated electricity. Technological advancements or the construction of a significant number of power generation plants, including nuclear, coal, natural gas or power plants utilizing other renewable energy technologies, government support for other forms of renewable energy or construction of additional electric transmission and distribution lines could reduce the price of electricity produced by competing methods, thereby making the purchase of wind energy less attractive. The ability of energy conservation technologies, public initiatives and government incentives to reduce electricity consumption or support other forms of renewable energy could also lead to a reduction in the price of electricity, which would undermine the attractiveness of wind energy and thus wind turbines, and, ultimately wind blades. If prices for electricity generated by wind turbines are not competitive, our business, financial condition and results of operations may be materially harmed.

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

Various legislation, infrastructure, regulations including permitting and siting and incentives that are expected to support the growth of wind energy in the U.S. and around the world may not be extended or may be discontinued, phased out or changed, or may not be successfully implemented, which could materially harm wind energy programs and materially decrease demand for the wind blades we manufacture.

The U.S. wind energy industry has been dependent in part upon governmental support through certain incentives including federal tax incentives and state RPS programs and may not be economically viable if a large number of these incentives are not continued. Government-sponsored tax incentive programs including the PTC, and the Investment Tax Credit (ITC) have supported the U.S. growth of wind energy. In August 2022, the PTC was extended until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind turbine blades. There are also increasing regulatory efforts globally to promote renewable energy. In December 2020, the EU agreed to reduce EU greenhouse gas emissions by at least 55% by 2030, compared to 1990 levels. In May 2022, the EU announced the

REPowerEU plan which seeks to rapidly reduce the EU's dependence on fossil fuels by 2027. Furthermore, the EU introduced the Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. Although our near-term outlook remains challenging, we are encouraged by the passing of the IRA and the expected long-term incentive certainty that the IRA provides in the U.S. market. We anticipate the provisions of the IRA related to the energy incentives such as the AMPC will have a favorable impact on our business. However, the wind industry is waiting on guidance from the Internal Revenue Service (IRS) and U.S. Treasury Department, among others, to define and clarify the implementation of this complex legislation and this has resulted in decreased demand for our wind blades in 2022 compared to 2021 and we expect moderated demand for our wind blades from our customers to continue in 2023.

Because of the long lead times necessary to develop wind energy projects, including obtaining necessary permits or access to transmission infrastructure, any uncertainty or delay in reinstituting the PTC and ITC or adopting, extending or renewing other incentives promoting wind energy beyond their current or future expiration dates could negatively impact potential wind energy installations and result in industry volatility. There can be no assurance that governmental programs or subsidies for renewable energy will remain in effect in their present form or at all, or that the required transmission infrastructure expansion occurs, and the elimination, reduction, or modification of these programs or subsidies could materially harm wind energy programs in the U.S. and international markets and materially decrease demand for the wind blades we manufacture and, in turn, materially harm our business, operating results and financial condition. Although regulatory uncertainty, as well as permitting, siting and transmission challenges in the U.S. and Europe has tempered demand for wind energy in the near term, we expect global demand for renewable energy, and wind energy in particular, will continue to grow in the long term due to a multitude of factors, including: increased cost competitiveness of wind energy compared to fossil fuel generated electricity; increased demand from corporations and utility providers for renewable energy; and recent international policy initiatives designed to promote the growth of renewable energy.

Risks Related to Our Automotive Business

Our efforts to expand our automotive business and enter into other strategic markets may not be successful.

While our primary focus has been to manufacture composite wind blades, our strategy is to expand our automotive business and to enter into other strategic markets. We have experienced startup challenges and incurred significant losses to date in connection with the supply of bus bodies to Proterra. The expansion of our automotive business and our entry into other strategic markets will require improved execution in terms of our start up activity and ongoing manufacturing performance as well as significant levels of investment. There can be no assurance that our automotive business or other strategic markets will develop as anticipated or that we will have success in any such markets, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.

We may incur material losses and costs as a result of product liability and warranty claims, litigation and other disputes and claims.

We are exposed to warranty and product liability claims if our automotive products fail to perform as expected. We may in the future be required to participate in a recall of these products or the vehicles incorporating our products. If public safety concerns are raised, we may have to participate in a recall even if our products are ultimately found not to be defective. Vehicle manufacturers have experienced increasing recall campaigns in recent years. Our customers may look to us for contribution when faced with recalls and product liability claims. If our customers demand higher warranty-related cost recoveries, or if our automotive products fail to perform as expected, our business, financial condition and results of operations could materially suffer.

Risks Related to Our Business as a Whole

Servicing our debt and obligations to our Series A Preferred Stockholders will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness and Series

A Preferred Stock obligations, and our indebtedness and obligations to our Series A Preferred Stockholders may adversely affect our business, results of operations and financial condition.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance or repay, our indebtedness, and our ability to pay dividends on and redeem our Series A Preferred Stock, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have incurred substantial losses over the past three years and our business may not be able to generate cash flow from operations in the future sufficient to service our debt, satisfy our obligations to our Series A Preferred Stockholders and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness and/or redeem our Series A Preferred Stock will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt or our obligations to our Series A Preferred Stockholders. In addition, the Certificate of Designations governing our Series A Preferred Stock contains, and our future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt and require us to redeem our Series A Preferred Stock.

In addition, our indebtedness and obligations to our Series A Preferred Stock Stockholders could adversely affect our business, results of operations and financial condition by, among other things:

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt and pay dividends and redeem our Series A Preferred Stock, which would reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
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
•
placing us at a competitive disadvantage compared with those of our competitors that have less debt and preferred stock, and lower debt service and preferred stock service requirements;
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

The COVID-19 pandemic adversely affected our business and operations during the years ended December 31, 2021 and 2020 but did not have a material impact on our business during the year ended December 31, 2022. During the first quarter of 2020, our China manufacturing facilities were adversely impacted by the COVID-19 pandemic in the form of reduced production levels and COVID-19 related costs associated with the health and safety of our associates and non-productive labor. During the second quarter of 2020, all of our manufacturing facilities with the exception of our China manufacturing facilities and our Rhode Island manufacturing facility were required to temporarily suspend production or operate at reduced production levels due primarily to certain applicable government-mandated stay at home orders in response to the COVID-19 pandemic, demands from certain of our labor unions to suspend or reduce production and general safety concerns of our associates. By the end of the second quarter of 2020, most of our manufacturing facilities had returned to operating at or near normal production levels. During the third quarter of 2021, our manufacturing facility in Yangzhou, China was required to temporarily suspend production due to a COVID-19 outbreak in Yangzhou City.

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
•
warranty expense;
•
availability of qualified personnel;
•
associate wage levels and wage inflation in Türkiye, Mexico and other countries in which we operate, and continuing general inflationary pressures in these markets;
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

Since we conduct a significant portion of our operations internationally, our business is subject to foreign currency risks, including currency exchange rate fluctuations. The exchange rates are affected by, among other things, changes in political and economic conditions. For example, an increase in our Türkiye sales and operations will result in a larger portion of our net sales and expenditures being denominated in the Euro and Turkish Lira.

Significant fluctuations in the exchange rate between the Turkish Lira and the U.S. dollar, the Turkish Lira and the Euro or the Euro and the U.S. dollar may adversely affect our revenue, expenses, as well as the value of our assets and liabilities. To the extent our future revenues and expenses are generated outside of the U.S. in currencies other than the U.S. dollar, including the Euro, the Turkish Lira, Mexican Peso or India Rupee, among others, we will be subject to increased risks relating to foreign currency exchange rate fluctuations which could materially harm our business, financial condition and operating results.

Our manufacturing operations and future growth are dependent upon the availability of capital, which may be insufficient to support our capital expenditures.

Our current wind blade manufacturing activities and future growth will require substantial capital investment. For the years ended December 31, 2022 and 2021, our capital expenditures, including those related to discontinued operations, were $18.8 million and $37.1 million, respectively, including assets acquired under finance leases in 2022 and 2021 of $0.2 million and $1.8 million, respectively. We plan to make continued investments in our U.S., Türkiye, Mexico, and India facilities. Our ability to grow our business is predicated upon us making significant additional capital investments to expand our existing manufacturing facilities and build and operate new manufacturing facilities in existing and new markets or access capital to acquire new businesses. We may not have the capital to undertake these capital investments. In addition, our capital expenditures may be significantly higher if our estimates of future capital investments are incorrect and may increase substantially if we are required to undertake actions to comply with new regulatory requirements or compete with new technologies. The cost of some projects may also be affected by foreign exchange rates if any raw materials or other goods must be paid for in foreign currency. We cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financings would not be dilutive to holders of our capital stock. We also cannot assure you that completed capital expenditures will yield the anticipated results. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants, or other restrictions on our business that could impair our operational flexibility, and would require us to fund additional interest expense. If we are unable to obtain sufficient capital at a reasonable cost or at all, we may not be able to expand our business to take advantage of changes in the marketplace or may be required to delay, reduce or eliminate some or all of our current operations, which could materially harm our business, operating results and financial condition.

Our business and reputation could be adversely impacted by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-corruption laws.

As a U.S. corporation, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Other countries in which we operate also have anti-corruption laws, some of which prohibit improper payments to government and non-government persons and entities, and others extend their application to activities outside their country of origin. We have manufacturing facilities in Mexico, Türkiye and India, countries with a fairly high risk of corruption. Those facilities are subject to routine government oversight. In addition, a number of our raw materials and components suppliers are state-owned, particularly in China. Moreover, due to our need to import raw materials across international borders, we also routinely have interactions, directly or indirectly, with customs officials. In many foreign countries, under local custom, businesses engage in practices that may be prohibited by the FCPA or other similar laws and regulations. Additionally, we continue to hire associates around the world as we continue to expand. Although we have implemented certain policies, procedures and controls designed to ensure compliance with the FCPA and similar laws, there can be no guarantee that all of our associates and agents, as well as those companies to which we outsource certain of our business operations, have not taken and will not take actions that violate our policies and the FCPA or other anti-corruption laws, which could subject us to fines, penalties, disgorgement, and loss of business, harm our reputation and impact our ability to compete in certain jurisdictions. In addition, these laws are complex and far-reaching in nature, and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Moreover, our competitors may not be subject to the FCPA or similar laws, which could provide them with a competitive advantage in some jurisdictions.

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

We have a variety of IP rights, including patents, trademarks and copyrights, but much of our most important IP rights consist of trade secrets and know-how and effective IP protection may be unavailable, limited or outside the scope of the IP rights we pursue in the U.S. and in foreign countries where we operate. Although we strive to protect our IP rights, there is always a risk that our trade secrets or know-how will be compromised or that a competitor could lawfully reverse-engineer our technology or independently develop similar or more efficient technology. We have confidentiality agreements with each of our customers, suppliers, key associates and independent contractors in place to protect our IP rights, but it is possible that a customer, supplier, associate or contractor might breach the agreement, intentionally or unintentionally. It is also possible that our confidentiality agreements with customers, suppliers, associates and contractors will not be effective in preserving the confidential nature of our IP rights. The patents we own could be challenged, invalidated, narrowed or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Once our patents expire, or if they are invalidated, narrowed or circumvented, our competitors may be able to utilize the inventions protected by our patents. Additionally, the existence of our IP rights does not guarantee that we will be successful in any attempt to enforce these rights against third parties in the event of infringement, misappropriation or other misuse, which may materially and adversely affect our business. Because our ability to effectively compete in our industry depends upon our ability to protect our proprietary technology, we might lose business to competitors and our business, revenue, operating results and prospects could be materially harmed if we suffer loss of trade secret and know-how protection or breach of our confidentiality agreements.

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

There can be no assurance that we will not in the future become subject to compliance requirements, obligations to undertake cleanup or related activities, or claims or proceedings relating to environmental, health or safety matters, hazardous substances or wastes, contaminated sites, or other environmental or natural resource damages, that could impose significant liabilities and costs on us and materially harm our business, operating results and financial condition.

Work disruptions resulting from our collective bargaining agreements could result in increased operating costs and materially harm our business, operating results and financial condition.

Certain of our associates in Türkiye and Matamoros, Mexico, which in the aggregate represented approximately 35% of our workforce as of December 31, 2022, are covered by collective bargaining agreements.

In January 2019, thousands of workers employed in dozens of manufacturing facilities in Matamoros, Mexico, went on strike. In general, these workers, who were represented by several different labor unions, demanded an increase in their wage rate and an annual bonus. In February 2019, our manufacturing production associates in Matamoros, Mexico, who were represented by a labor union, went on strike also demanding an increase in their hourly wage rate and the payment of an annual bonus. During this strike, our Matamoros manufacturing facility stopped production for several weeks until we reached a revised agreement with our labor union. We amended this Matamoros collective bargaining agreement to adjust the salaries and bonuses payable to our associates for calendar year 2022 that are covered by this agreement. This collective bargaining agreement is in effect through March 2023. We are in the process of negotiating an amendment to this agreement.

In July 2021, we took over a manufacturing facility from Nordex in Matamoros, Mexico pursuant to a 3-year supply agreement. We have a collective bargaining agreement for the associates at this facility that is in effect through April 2023.We are in the process of negotiating an amendment to this agreement.

In July 2022, we experienced a brief labor disruption in our Türkiye manufacturing facilities as we worked with the union to address the inflationary pressures on wages. Our Türkiye manufacturing facilities have experienced significant wage inflation over the course of the past year and we expect that trend to continue in 2023. The government of Türkiye increased minimum wages approximately 55% effective January 1, 2023 and there may be further wage increases enacted throughout the year. Our collective bargaining agreement for our Türkiye facilities was in effect through the end of 2022. We are in the process of negotiating an amendment to this agreement for calendar year 2023.

Additionally, our other associates working at other manufacturing facilities may vote to be represented by a labor union in the future. There can be no assurance that we will not experience labor disruptions such as work stoppages or other slowdowns by workers at any of our facilities. Should significant industrial action, threats of strikes or related disturbances occur, or other challenges with negotiating and extending our collective bargaining agreements with our unionized associates, we could experience further disruptions of operations and increased labor costs in Türkiye, Mexico or other locations, which could materially harm our business, operating results or financial condition. Any such work stoppage or slow-down at any of our facilities could also result in additional expenses and possible loss of revenue for us.

Our information technology infrastructure could experience serious failures or cyber security attacks, the failure of which could materially harm our business, operating results and financial condition.

Information technology is part of our business strategy and operations. It enables us to streamline operation processes, facilitate the collection and reporting of business data, and provide for internal and external communications. There are risks that information technology system failures, network disruptions, breaches of data security and phishing and ransomware attacks could disrupt our operations. Any significant disruption or breach may materially harm our business, operating results and financial condition.

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
•
changes in governmental policies;
•
our ability to successfully grow our automotive business;
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

Sales of a substantial number of shares of our common stock in the public market can occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, we had 42,044,611 shares of common stock outstanding. All shares can now be sold, subject to any applicable volume limitations under federal securities laws. We may issue debt or equity securities in other registered or unregistered convertible debt or equity offerings.

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

Under our existing equity compensation plans, as of December 31, 2022, we had outstanding options to purchase 1,180,971 shares of our common stock, 1,293,707 restricted stock units and 299,466 performance stock units to our associates and non-employee directors. From time to time, we expect to grant additional options and other stock awards. In November 2021, we issued warrants to purchase 4,666,667 shares of common stock at an exercise price of $0.01 per share to the Series A Preferred Stockholders. In August 2022, the Series A Preferred Stockholders exercised the outstanding, fully vested warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the Series A Preferred Stockholders of an aggregate of 4,664,155 shares of common stock. As of December 31, 2022, the Series A Preferred Stockholders held an aggregate of 700,739 shares of common stock. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additionally, any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. If we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue stock, stockholders may experience further dilution.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Scottsdale, Arizona, and we own or lease various other facilities in the U.S., China, Mexico, Türkiye, India, Denmark, Germany and Spain. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists various information regarding our facilities as of February 22, 2023:

	Operating	Year	Leased or	Approximate
Location	Segment	Commenced	Owned	Square Footage	Description of Use
Newton, IA, U.S.	U.S.	2008	Leased	337,922	Wind Blade Manufacturing Facility
Newton, IA, U.S.	U.S.	2018	Leased	114,078	Automotive Manufacturing Facility
Taicang Port, China	Asia	2007	Owned	208,445	Precision Molding Manufacturing Facility
Yangzhou, China	Asia	2018	Leased	934,133	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2013	Leased	345,984	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	453,096	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2017	Leased	339,386	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2018	Leased	300,277	Precision Molding and Automotive Manufacturing Facility
Matamoros, Mexico	Mexico	2017	Leased	527,442	Wind Blade Manufacturing Facility
Izmir, Türkiye	EMEA	2012	Leased	343,000	Wind Blade Manufacturing Facility
Izmir, Türkiye	EMEA	2015	Leased	817,078	Wind Blade Manufacturing Facility
Warren, RI, U.S.	U.S.	2004	Leased	108,750	Precision Molding Development and Manufacturing and Research and Development Facility, Automotive Manufacturing Facility
Santa Teresa, NM, U.S.	Mexico	2014	Leased	503,710	Wind Blade Storage Facility/Wind Blade Services Facility
Scottsdale, AZ, U.S.	U.S.	2015	Leased	22,508	Corporate Headquarters
Kolding, Denmark	U.S.	2018	Leased	2,583	Advanced Engineering Center
Chennai, India	India	2019	Leased	776,280	Wind Blade Manufacturing Facility
Madrid, Spain	U.S.	2021	Leased	26,124	Wind Blade Services Facility
Berlin, Germany	U.S.	2019	Leased	4,684	Engineering Center

Item 3. Legal Proceedings

For a discussion of our legal proceedings, refer to Note 17 – Commitments and Contingencies – Legal Proceedings of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 22, 2016, our common stock began trading on NASDAQ under the symbol “TPIC.” Prior to that time, there was no public market for our stock.

Performance Graph

The following graph and table illustrate the total stockholder return from July 22, 2016 through December 31, 2022, on our common stock, the Russell 2000 Index, the S&P Small Cap 600 Energy (Sector) Index and the NASDAQ Clean Edge Green Energy Index, assuming an investment of $100.00 on July 22, 2016 including the reinvestment of dividends.

COMPARISON OF CUMULATIVE RETURN
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/22/16
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
TPI Composites, Inc.
Russell 2000
S&P Small Cap 600 Energy (Sector)
NASDAQ Clean Edge Green Energy

	Base Period
	7/22/16	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21	12/30/22
TPI Composites, Inc.	$100.00	$118.29	$150.88	$181.27	$136.50	$389.23	$110.32	$74.78
Russell 2000	$100.00	$111.89	$126.60	$111.19	$137.56	$162.82	$185.12	$145.21
S&P Small Cap 600 Energy (Sector)	$100.00	$133.11	$97.60	$55.64	$47.19	$28.17	$44.86	$65.17
NASDAQ Clean Edge Green Energy	$100.00	$102.59	$134.16	$116.50	$163.93	$462.91	$448.76	$311.51

Holders

As of January 31, 2023, there were five stockholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on the common stock in the future. The holders of our Series A Preferred Stock are entitled to cash dividends following the second anniversary of the Series A Preferred Stock closing date. Any payment of any future dividends to holders of our common stock, will be at the discretion of the board of directors, junior to the rights of the Series A Preferred Stockholders to receive dividends, and subject to compliance with certain covenants in our loan agreements, after taking into account various factors, including our financial condition, operating results, capital requirements, restrictions contained in any future financing instruments, growth plans and other factors the board deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K.

Certain of our subsidiaries related to our discontinued operations are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($16.1 million) of registered capital is contributed to a surplus reserve, our discontinued China operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our discontinued China operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. As of December 31, 2022, the amount of the surplus reserve fund was $1.5 million. In July 2021, one of our subsidiaries in China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland. In November 2022, one of our subsidiaries in China made a return of capital of approximately $18.0 million, to our subsidiary in Switzerland. In December 2022, our subsidiaries in China paid dividends of approximately $3.9 million, net of withholding taxes, to our subsidiaries in the U.S. and Switzerland. We plan to shut down our business operations in China in the next 12 months. After all assets and liabilities related to our discontinued operations have been disposed of and/or sold, and after all legal and Chinese-statutory requirements have been met, our subsidiaries in China may distribute any remaining shareholders’ equity, including retained earnings, to our subsidiary in Switzerland. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022 and from the period from December 31, 2022 to the filing date of this Annual Report on Form 10-K which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended December 31, 2022 from certain associates who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October (October 1 - October 31)	—	$—	—	—
November (November 1 - November 30)	—	—	—	—
December (December 1 - December 31)	56,308	10.14	—	—
Total	56,308	$10.14	—	—

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers in the wind and automotive markets. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and we supply high strength, lightweight and durable composite products to the automotive market. We are headquartered in Scottsdale, Arizona and operate factories in the U.S., Mexico, Türkiye, and India. We operate additional engineering development centers in Denmark and Germany and a services facility in Spain. For a further overview of our Company, refer to the discussion in “Business—Overview” included in Part I, Item 1 of this Annual Report on Form 10-K.

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, has had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and plan to shut down our business operations in China in the next 12 months. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down will have a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services. The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 2 – Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our business operations are defined geographically into four geographic operating segments - (1) the U.S., (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. For further information regarding our operating segments, refer to Note 22 – Segment Reporting of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. Over the course of the past year, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. For example, the wind industry is awaiting formal implementation guidance from the Internal Revenue Service (IRS) and United States Treasury Department with respect to the recently enacted, Inflation Reduction Act of 2022 (IRA). In addition, the industry anticipates more robust policies in the European Union (EU) such as the Green Deal Industrial Plan (Plan) that is expected to accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. The Plan builds on previous initiatives and relies on strengths of the EU Single Market, complementing ongoing efforts under the European Green Deal and REPowerEU. A key component of the Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. Despite these favorable long term policy trends, we expect 2023 to be a transition year and expect our revenue in 2023 to be slightly down from 2022 due primarily to the shutdown of our China operations.

In preparation for the expected long-term growth in the wind industry, we have entered into or agreed to enter into several recent arrangements with our customers, including:

o
extending our supply agreement with ENERCON for two lines at one of our Türkiye manufacturing facilities through 2025;
o
signing an agreement with GE Renewable Energy that enabled us to secure a ten-year lease extension of our manufacturing facility in Newton, Iowa. Under the agreement, GE Renewable Energy and TPI plan to develop competitive blade manufacturing options to best serve GE Renewable Energy's commitments in the U.S. market with production intended to start in 2024;
o
extending our supply agreements with GE Renewable Energy for all of our lines in our Mexico manufacturing facilities through 2025;
o
extending two of our supply agreements with Nordex at our Türkiye manufacturing facilities for four lines through 2023; and
o
agreeing in principle to a deal with Nordex to effectively extend four of six lines in Türkiye through 2026 (the other two will be extended through 2024) and add two additional manufacturing lines in India;
o
agreeing in principle with Vestas to a seven-year global partner framework agreement that aims to provide flexibility and capacity to Vestas while enabling better facility utilization in the geographies that we serve Vestas.

Given the current challenging global macroeconomic and wind industry environment, we have commenced multiple cost saving initiatives to better position us for 2023 and the long term, including optimizing our global manufacturing footprint and implementing structural cost reductions. In connection with our restructuring plan announced in December 2022, we have ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022, and plan to shut down our business operations in China in the next 12 months. We have recorded $17.5 million in restructuring and $16.6 million in impairment charges during the fourth quarter ended December 31, 2022 with respect to closing this facility, as well as additional headcount reductions in our other continuing manufacturing facilities and corporate functions to drive structural cost improvements throughout our organization.

The after-effects of the COVID-19 pandemic, the current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. We expect the prices of resin, carbon fiber, fiberglass and other raw materials to remain elevated in the near term compared to pre-pandemic levels. We also expect logistics costs to remain elevated from pre-pandemic levels. However, we have seen prices stabilize and logistics costs have come down over 2022. In 2023, we believe our supply chain costs will be flat to slightly down compared to 2022. If the prices for these raw materials and logistics costs revert back to the levels we experienced in 2021 and 2022, such elevated price levels could have a material impact on our results of operations.

Our results of operations for the year ended December 31, 2022 have been adversely impacted by the performance of our Matamoros, Mexico manufacturing facility that we took over from Nordex in 2021. We experienced a loss from operations of $40.8 million at this facility for the year ended December 31, 2022 and we expect our operation of this facility will have a similar negative impact on our results of operations during 2023. We have been working with our customer to reduce the impact over the remaining term of the agreement.

Ongoing inflationary pressures have caused and may continue to cause many of our material, labor, and other costs to increase, which can have adverse impacts on our results of operations. The governments of Mexico and Türkiye increased minimum wages approximately 20% and 55%, respectively, effective January 1, 2023 and there may be further wage increases enacted throughout the year. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

We believe there is an increasing demand for composite products for electric vehicles. As part of our diversification strategy, we have made significant investments to expand our automotive business during the last several years. In 2018 through 2022, we experienced significant losses relating to our automotive business and experienced operational challenges as we are expanding this business. From 2018 to 2022, we invested approximately $81 million in our automotive business. We expect our automotive business will continue to operate at a loss in 2023. We expect to invest an additional $10 million to $15 million in that business in 2023.

COMPONENTS OF RESULTS OF OPERATIONS

Net Sales

We recognize revenue from the majority of our manufacturing services over time as our customers control the product as it is produced, and we may not use or sell the product to fulfill other customers’ contracts. Net sales include amounts billed to our customers for our products, including wind blades, precision molding and assembly systems and other products and services, as well as the progress towards the completion of the performance obligation for products in progress, which is determined on a ratio of direct costs incurred to date in fulfillment of the contract to the total estimated direct costs required to complete the performance obligation.

Cost of Goods Sold

Cost of goods sold includes the costs we incur at our production facilities to make products saleable on both products invoiced during the period as well as products in progress towards the satisfaction of the related performance obligations for which we have an enforceable right to payment upon termination and we may not use or sell the product to fulfill other customers’ contracts. All costs incurred at our production facilities, as well as the allocated portion to our production facilities of costs incurred at our corporate headquarters and our research facilities, are directly or indirectly related to the manufacturing of products or services and are presented in cost of goods sold. Cost of goods sold includes such items as raw materials, direct and indirect labor and facilities costs, including purchasing and receiving costs, plant management, inspection costs, production process improvement activities, product engineering and internal transfer costs. In addition, all depreciation associated with assets used in the production of our products is also included in cost of goods sold. Direct labor costs consist of salaries, benefits and other personnel related costs for associates engaged in the manufacturing of our products and services. All direct labor costs, excluding non-productive labor costs, are included in the measure of progress towards completion of the relevant performance obligation when determining revenue to be recognized during the period.

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

General and Administrative Expenses

General and administrative expenses primarily relate to the unallocated portion of costs incurred at our corporate headquarters and our research facilities and include salaries, benefits and other personnel related costs for associates engaged in research and development, engineering, finance, internal audit, information technology, human resources, business development, global operational excellence, global supply chain, in-house legal and executive management. Other costs include outside legal and accounting fees, risk management (insurance), share-based compensation and certain other administrative and global resources costs.

The unallocated research and development expenses incurred at our Warren, Rhode Island location as well as at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2022, 2021 and 2020, research and development expenses totaled $1.1 million, $1.0 million and $1.0 million, respectively.

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

Restructuring Charges

Restructuring charges primarily consist of associate severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and associate relocation costs.

Other Income (Expense)

Other income (expense) consists of interest expense on our debt borrowings and the amortization of deferred financing costs on such borrowings, foreign currency income and losses, interest income, losses on extinguishment of debt and miscellaneous income and expense.

Income Taxes

Income taxes consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the U.S., Mexico, Türkiye, India and various countries within Europe. The income tax rate, tax provisions, deferred tax assets and liabilities vary according to the jurisdiction in which the income or loss arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

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

Key Financial Measures

The following discussion reflects continuing operations only, unless otherwise indicated. Certain prior period amounts have been reclassified to conform to the current period's presentation.

The key financial measures as of and for the years ended December 31 are as follow:

	2022	2021	2020
	(in thousands)
Net sales	$1,522,741	$1,472,386	$1,143,054
Net loss from continuing operations	(55,550)	(155,894)	(85,397)
EBITDA(1)	17,864	(74,818)	(33,631)
Adjusted EBITDA(1)	37,857	(20,055)	(3,973)
Capital expenditures(2)	18,832	37,119	65,666
Free cash flow(1)(2)	(81,104)	(62,644)	(28,096)
Total debt, net of debt issuance costs	61,173	74,646	216,867
Net cash (debt)(1)	82,042	167,519	(88,061)

(1)
See below for more information and a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net loss from continuing operations attributable to common stockholders, net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)
Capital expenditures and free cash flow include amounts from discontinued operations. Refer to Consolidated Statements of Cash Flows for more information.

EBITDA and adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income or loss from continuing operations plus interest expense, income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any share-based compensation expense, plus or minus any foreign currency losses or income, plus or minus any losses or gains from the sale of assets and asset impairments, plus any restructuring charges. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance. We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

Our use of adjusted EBITDA has limitations as an analytical tool and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
adjusted EBITDA does not reflect the net income or loss from discontinued operations;
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
•
adjusted EBITDA does not reflect share-based compensation expense on equity-based incentive awards to our officers, associates, directors and consultants;
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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA for the years ended December 31 are reconciled as follows:

	2022	2021	2020
	(in thousands)
Net loss attributable to common stockholders	$(124,208)	$(165,588)	$(19,027)
Net loss (income) from discontinued operations	9,755	3,654	(66,370)
Net loss from continuing operations attributable to common stockholders	(114,453)	(161,934)	(85,397)
Preferred stock dividends and accretion	58,903	6,040	—
Net loss from continuing operations	(55,550)	(155,894)	(85,397)
Adjustments:
Depreciation and amortization	38,772	37,606	33,975
Interest expense, net	5,029	13,644	10,377
Income tax provision	29,613	29,826	7,414
EBITDA	17,864	(74,818)	(33,631)
Share-based compensation expense	14,459	7,814	9,476
Foreign currency loss (income), net	(4,571)	21,970	14,231
Loss on sale of assets and asset impairments	9,842	12,436	5,746
Restructuring charges, net	263	12,543	205
Adjusted EBITDA	$37,857	$(20,055)	$(3,973)

Free cash flow, which includes discontinued operations, for the years ended December 31 is reconciled as follows:

	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(62,272)	$(25,525)	$37,570
Less capital expenditures	(18,832)	(37,119)	(65,666)
Free cash flow	$(81,104)	$(62,644)	$(28,096)

Net cash (debt) as of December 31 is reconciled as follows:

	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$133,546	$216,236	$82,463
Cash and cash equivalents of discontinued operations	9,669	25,929	47,394
Less total debt, net of debt issuance costs	(61,173)	(74,646)	(216,867)
Less debt issuance costs	—	—	(1,051)
Net cash (debt)	$82,042	$167,519	$(88,061)

Key Operating Metrics (2)

The key operating metrics, which include discontinued operations, as of and for the year ended December 31 are as follows:

	2022	2021	2020
Sets	2,936	3,255	3,544
Estimated megawatts	12,634	12,989	12,080
Utilization	79%	76%	81%
Dedicated manufacturing lines	43	54	53
Manufacturing lines installed	43	54	55

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes certain of our operating results as a percentage of net sales for the years ended December 31 that have been derived from our consolidated statements of operations:

	2022	2021
Net sales	100.0%	100.0%
Cost of sales	97.4	99.0
Startup and transition costs	1.7	3.5
Total cost of goods sold	99.1	102.5
Gross profit (loss)	0.9	(2.5)
General and administrative expenses	2.1	2.0
Loss on sale of assets and asset impairments	0.6	0.8
Restructuring charges, net	—	0.9
Loss from continuing operations	(1.8)	(6.2)
Total other income (expense)	0.1	(2.4)
Loss before income taxes	(1.7)	(8.6)
Income tax benefit (provision)	(1.9)	(2.0)
Net loss from continuing operations	(3.6)	(10.6)
Preferred stock dividends and accretion	(3.9)	(0.4)
Net loss attributable to common stockholders from continuing operations	(7.5)	(11.0)
Net income (loss) from discontinued operations	(0.6)	(0.3)
Net loss attributable to common stockholders	(8.1)%	(11.3)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$1,401,198	$1,370,052	$31,146	2.3%
Precision molding and assembly systems sales	2,938	18,297	(15,359)	(83.9)
Automotive sales	44,002	37,312	6,690	17.9
Field service, inspection and repair services sales	54,915	32,725	22,190	67.8
Other sales	19,688	14,000	5,688	40.6
Total net sales	$1,522,741	$1,472,386	$50,355	3.4%

The increase in net sales of wind blades was primarily driven by an adverse cumulative catch-up adjustment in the prior comparative period as a result of deferring revenue related to extensions of our customer contracts and revised estimates to complete these contracts. These extensions increased the total contract value and contract duration but resulted in less revenue recognized in the year ended December 31, 2021, as the revenue is recognized over the extended terms. In addition, the increase in net sales was partially due to higher average sales price due to the mix of wind blade models produced, an increase in volume at our two Türkiye manufacturing facilities, and an increase in volume at our newest Matamoros, Mexico manufacturing facility. These increases were partially offset by a decrease in volume due to the shutdown of production at our Newton, Iowa manufacturing facility and one of our Juarez, Mexico facilities at the end of the fourth quarter of 2021, and foreign currency fluctuations. Net sales from the manufacturing of precision molding and assembly systems decreased during the year ended December 31, 2022 as compared to the same period in 2021, primarily due to a decrease in the volume of molds produced as a result of decreased lines in startup and transition. Net sales from field service, inspection and repair services increased during the year ended December 31, 2022 as compared to the same period in 2021 due to an increase in demand for such services as installations of wind blades have increased. The increase in other sales for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to an increase in volume of ancillary wind-related sales and services. The fluctuating U.S. dollar against the Euro in our Türkiye operations had an unfavorable impact of 3.8% on consolidated net sales for the year ended December 31, 2022 as compared to 2021.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
U.S.	$89,170	$192,339	$(103,169)	(53.6)%
Mexico	646,615	597,598	49,017	8.2
EMEA	568,992	482,220	86,772	18.0
India	217,964	200,229	17,735	8.9
Total net sales	$1,522,741	$1,472,386	$50,355	3.4%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$—	$130,455	$(130,455)	NM
Automotive sales	44,002	37,312	6,690	17.9
Field service, inspection and repair services sales	44,168	24,525	19,643	80.1
Other sales	1,000	47	953	NM
Total net sales	$89,170	$192,339	$(103,169)	(53.6)%

NM - not meaningful.

The decrease in the U.S. segment’s net sales of wind blades was primarily due to the shutdown of production at our Newton, Iowa manufacturing facility at the end of the fourth quarter of 2021. The increase in automotive sales for the year ended December 31, 2022 as compared to the same period in 2021, was primarily due to a 53% increase in manufacturing volume of composite bus bodies, and an increase in fees associated with minimum volume commitments. This increase in automotive sales was partially offset by a favorable cumulative catch-up adjustment in the prior comparative period as a result of a previous contract modification related to one of our supply agreements. The increase in the U.S. segment's field service, inspection and repair services sales for the year ended December 31, 2022 as compared to the same period in 2021, was primarily due to an increase in demand for such services as installations of wind blades have increased.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$628,607	$567,721	$60,886	10.7%
Precision molding and assembly systems sales	2,938	18,297	(15,359)	(83.9)
Field service, inspection and repair services sales	4,238	2,835	1,403	49.5
Other sales	10,832	8,745	2,087	23.9
Total net sales	$646,615	$597,598	$49,017	8.2%

The increase in the Mexico segment’s net sales of wind blades for the year ended December 31, 2022 as compared to the same period in 2021, was primarily due to the commencement of production at our second manufacturing facility in Matamoros, Mexico that we took over from Nordex in July 2021, and an increase in the average sales price of wind blades due to inflationary price increases and the mix of wind blades produced in the two comparative periods. This increase was partially offset by a decrease in volume during the third quarter of 2022 due to a temporary suspension of production at one of our Juarez, Mexico manufacturing facilities due to a customer requested design change, as well as the stop of production in one of other our Juarez, Mexico facilities at the end of the fourth quarter of 2021. Net sales from the manufacturing of precision molding and assembly systems decreased for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to a moderation in the number of lines in transition and new line startups compared to the prior year. The increase in other sales for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to an increase in volume of ancillary wind-related sales and services.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$555,166	$472,059	$83,107	17.6%
Field service, inspection and repair services sales	6,507	5,332	1,175	22.0
Other sales	7,319	4,829	2,490	51.6
Total net sales	$568,992	$482,220	$86,772	18.0%

The increase in the EMEA segment’s net sales of wind blades was driven by a 15% increase in the number of wind blades produced at our two Türkiye plants, primarily due to transitions and a change in the mix of wind blades produced, partially offset by foreign currency fluctuations. The increase in field service, inspection and repair services sales for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to an increase in demand for such services and the commencement of our Madrid, Spain services facility in the third quarter of 2021. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 10.2% on net sales during the year ended December 31, 2022 as compared to the same period in 2021.

India Segment

The following table summarizes our net sales by product/service for the India segment for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Wind blade sales	$217,425	$199,817	$17,608	8.8%
Field service, inspection and repair services sales	2	33	(31)	(93.9)
Other sales	537	379	158	41.7
Total net sales	$217,964	$200,229	$17,735	8.9%

The increase in the India segment’s net sales of wind blades during the year ended December 31, 2022, as compared to the same period in 2021, was primarily driven by an increase in volume as the prior comparative period was still ramping up production.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Cost of sales	$1,482,428	$1,459,155	$23,273	1.6%
Startup costs	—	18,597	(18,597)	NM
Transition costs	25,668	32,235	(6,567)	(20.4)
Total cost of goods sold	$1,508,096	$1,509,987	$(1,891)	(0.1)%
% of net sales	99.1%	102.5%		(3.4)%

Total cost of goods sold as a percentage of net sales decreased by approximately 3.4% during the year ended December 31, 2022 as compared to the same period in 2021, driven primarily by net favorable currency fluctuations, reduced startup and transition costs, and operational efficiencies, partially offset by continued operating challenges at our Nordex facility in Matamoros, Mexico, and approximately $21.0 million in non-restructuring related operating costs that were associated with our manufacturing facilities in Newton, Iowa and Juarez, Mexico, where production has stopped. The fluctuating U.S. dollar against the Euro and Turkish Lira had a combined favorable impact of 7.0%, on consolidated cost of goods sold for the year ended December 31, 2022 as compared to 2021.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
General and administrative expenses	$32,349	$29,246	$3,103	10.6%
% of net sales	2.1%	2.0%		0.1%

General and administrative expenses as a percentage of net sales for the year ended December 31, 2022 remained relatively consistent as compared to the same period in 2021.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Loss on sale of receivables	$9,754	$4,589	$5,165	112.6%
Loss on sale of other assets	167	759	(592)	(78.0)
Asset impairment charges	(79)	7,088	(7,167)	(101.1)
Total loss on sale of assets and asset impairments	$9,842	$12,436	$(2,594)	(20.9)%
% of net sales	0.6%	0.8%		(0.2)%

The increase in loss on sale of receivables for the year ended December 31, 2022, as compared to the same period in 2021, was primarily related to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers, and an increase in the agreed-upon discount rates. The decrease in asset impairment charges for the year ended December 31, 2022 as compared to the same period in 2021, was primarily driven by asset impairment charges incurred at our Newton, Iowa blade manufacturing facility related to the plant’s shutdown at the end of 2021.

Restructuring charges, net

The following table summarizes our restructuring charges, net, for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Severance	$(210)	$12,540	$(12,750)	(101.7)%
Other restructuring costs	473	3	470	NM
Total restructuring charges, net	$263	$12,543	$(12,280)	(97.9)%
% of net sales	0.0%	0.9%		(0.9)%

The decrease in restructuring costs, net, for the year ended December 31, 2022, as compared to the same period in 2021, was primarily due to a decrease in severance costs. As a result of management’s focus on the optimization of our global footprint and reducing operating costs, the Company incurred significant restructuring charges in 2021. These charges primarily related to severance benefits to terminated associates as a result of the stop of production at our Newton, Iowa manufacturing facility and one of our Juarez, Mexico facilities in the fourth quarter of 2021.

Income (loss) from continuing operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
U.S.	$(46,387)	$(45,899)	$(488)	(1.1)%
Mexico	(76,096)	(84,691)	8,595	10.1
EMEA	77,195	39,609	37,586	94.9
India	17,479	(845)	18,324	NM
Total loss from operations from continuing operations	$(27,809)	$(91,826)	$64,017	69.7
% of net sales	-1.8%	-6.2%		4.4%

U.S. Segment

Loss from operations in the U.S. segment for the year ended December 31, 2022 remained relatively flat as compared to the same period in 2021. This was primarily due to increased material and labor costs for our automotive products and $10.9 million of non-restructuring related operating costs at our manufacturing facility in Newton, Iowa where production has stopped, offset by a decrease in impairment and restructuring charges related to the temporary shutdown of our Newton, Iowa blade manufacturing facility in 2021.

Mexico Segment

The decrease in loss from operations in the Mexico segment for the year ended December 31, 2022 as compared to the same period in 2021, was primarily due to an adverse cumulative catch-up adjustment in the prior comparative period related to revised estimates to complete one of our supply agreements. This was offset by continued challenges at our Nordex facility in Matamoros, Mexico which represents approximately 54% and 32% of the total loss from operations for the Mexico segment for the years ended December 31, 2022 and 2021, respectively.

EMEA Segment

The increase in income from operations in the EMEA segment for the year ended December 31, 2022 as compared to the same period in 2021, was primarily driven by increased wind blade production at our two Türkiye manufacturing facilities, a decrease in startup and transition costs and operational efficiencies. This increase was partially offset by an increase in direct material costs and direct labor costs due to inflationary pressures and a brief labor disruption as compared to the same period in 2021. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 21.7% on cost of goods sold for the year ended December 31, 2022 as compared to the same period in 2021.

India Segment

The increase in income from operations in the India segment for the year ended December 31, 2022 as compared to the same period in 2021, was primarily driven by an increase in wind blade production at our India manufacturing facility and operational efficiencies. Commencement of production at our India manufacturing facility began in 2020, and the ramp of production took place throughout 2021.

Other income (expense)

The following table summarizes our total other income (expense) for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Interest expense, net	$(5,029)	$(13,644)	$8,615	63.1%
Foreign currency income (loss), net	4,571	(21,970)	26,541	120.8
Miscellaneous income	2,330	1,372	958	69.8
Total other income (expense)	$1,872	$(34,242)	$36,114	105.5%

The improvement in total other income (expense) for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to favorable foreign currency fluctuations due to the change in functional currency at our Türkiye subsidiaries from the Turkish Lira to the Euro, as well as a decrease in interest expense, net, due to the repayment of the outstanding senior revolving credit facility in the prior year.

Income taxes

The following table summarizes our income taxes for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Income tax provision	$29,613	$29,826	$(213)	(0.7)%
Effective tax rate	-114.2%	-23.7%

Our income tax provision for the year ended December 31, 2022 as compared to the same period in 2021 was relatively flat. Our income tax provision is generally driven by changes in the mix of earnings of our operations in foreign jurisdictions and changes in our uncertain tax positions.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Net loss from continuing operations	$55,550	$155,894	$(100,344)	(64.4)%

The increase in the net loss for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the reasons set forth above.

Net loss from discontinued operations

The following table summarizes our net loss from discontinued operations for the years ended December 31:

			Change
	2022	2021	$	%
	(in thousands)
Net loss from discontinued operations	$9,755	$3,654	$6,101	167.0%

The increase in net loss from discontinued operations for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a decrease in the number of wind blades produced due to a change in the mix of wind blades produced, an increase in startup and transition costs, an increase in loss on sale of assets and asset impairments, and an increase in restructuring charges related to the shutdown of production at our Yangzhou facility at the end of 2022. This increase in net loss from discontinued operations was offset by net favorable cumulative catch-up adjustments, an increase in the average sales price of wind blades, and favorable foreign currency fluctuations.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes certain of our operating results as a percentage of net sales for the years ended December 31, 2021 and 2020, respectively, that have been derived from our consolidated statements of operations, and have been reclassified to conform to the current period's presentation:

	2021	2020
Net sales	100.0%	100.0%
Cost of sales	99.0	97.7
Startup and transition costs	3.5	3.7
Total cost of goods sold	102.5	101.4
Gross profit (loss)	(2.5)	(1.4)
General and administrative expenses	2.0	2.9
Loss on sale of assets and asset impairments	0.8	0.5
Restructuring charges, net	0.9	-
Loss from continuing operations	(6.2)	(4.8)
Total other income (expense)	(2.4)	(1.8)
Loss before income taxes	(8.6)	(6.6)
Income tax provision	(2.0)	(0.6)
Net loss from continuing operations	(10.6)	(7.2)
Preferred stock dividends and accretion	(0.4)	—
Net loss attributable to common stockholders from continuing operations	(11.0)	(7.2)
Net income (loss) from discontinued operations	(0.3)	5.6
Net loss attributable to common stockholders	(11.3)%	(1.6)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$1,370,052	$1,068,965	$301,087	28.2%
Precision molding and assembly systems sales	18,297	14,939	3,358	22.5
Automotive sales	37,312	36,196	1,116	3.1
Field service, inspection and repair services sales	32,725	14,304	18,421	128.8
Other sales	14,000	8,650	5,350	61.8
Total net sales	$1,472,386	$1,143,054	$329,332	28.8%

The increase in net sales of wind blades during the year ended December 31, 2021 as compared to the same period in 2020, was driven by a 16% increase in the number of wind blades produced and a higher average sales price due to the mix of wind blade models produced. These increases were partially offset by a decrease in net sales of wind blades due to extensions of our customer contracts during the year ended December 31, 2021. These extensions increased the total contract value and contract duration but resulted in less revenue recognized in the year ended December 31, 2021, as the revenue is recognized over the extended terms. Net sales from the manufacturing of precision molding and assembly systems increased during the year ended December 31, 2021 as compared to the same period in 2020, primarily due to the adverse impact that the COVID-19 pandemic had on our net sales in the prior year period. Additionally, there was an increase in our field service, inspection and repair service sales during the year ended December 31, 2021 as compared to the same period in 2020 due to an increase in demand for such services.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
U.S.	$192,339	$184,288	$8,051	4.4%
Mexico	597,598	493,492	104,106	21.1
EMEA	482,220	373,545	108,675	29.1
India	200,229	91,729	108,500	118.3
Total net sales	$1,472,386	$1,143,054	$329,332	28.8%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$130,455	$135,415	$(4,960)	(3.7)%
Automotive sales	37,312	36,196	1,116	3.1
Field service, inspection and repair services sales	24,525	12,128	12,397	102.2
Other sales	47	549	(502)	(91.4)
Total net sales	$192,339	$184,288	$8,051	4.4%

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

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$567,721	$472,994	$94,727	20.0%
Precision molding and assembly systems sales	18,297	14,939	3,358	22.5
Field service, inspection and repair services sales	2,835	—	2,835	NM
Other sales	8,745	5,559	3,186	57.3
Total net sales	$597,598	$493,492	$104,106	21.1%

The increase in the Mexico segment’s net sales of wind blades reflects an increase in the average sales price of wind blades due to the mix of wind blades produced in the two comparative periods, as well as the commencement of production at one of our Matamoros, Mexico manufacturing facilities that we took over from Nordex in July 2021. These net sales increases were partially offset by a 3% decrease in the number of wind blades produced due to certain production delays at one of our Juarez, Mexico and one of our Matamoros, Mexico manufacturing facilities. These production delays were related to supply chain constraints for certain customer supplied materials and equipment, including carbon reinforcements.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Wind blade sales	$472,059	$368,907	$103,152	28.0%
Field service, inspection and repair services sales	5,332	2,160	3,172	146.9
Other sales	4,829	2,478	2,351	94.9
Total net sales	$482,220	$373,545	$108,675	29.1%

The increase in the EMEA segment’s net sales of wind blades was driven by a 25% net increase in the number of wind blades produced at our two Türkiye manufacturing facilities, primarily due to transitions and the adverse impact of the COVID-19 pandemic in 2020, as well as an increase in the average sales price of wind blades produced in the two comparative periods and foreign currency fluctuations. These net sales increases were partially offset by reduced production volumes due to one of our customer’s challenges in procuring adequate supplies of resin and carbon reinforcements. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 0.1% on net sales during the year ended December 31, 2021 as compared to the 2020 period.

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

Total cost of goods sold

The following table summarizes our total cost of goods sold for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Cost of sales	$1,459,155	$1,116,967	$342,188	30.6%
Startup costs	18,597	23,563	(4,966)	(21.1)
Transition costs	32,235	18,750	13,485	71.9
Total cost of goods sold	$1,509,987	$1,159,280	$350,707	30.3
% of net sales	102.5%	101.4%		1.1%

Total cost of goods sold as a percentage of net sales increased by 1.1% during the year ended December 31, 2021 as compared to the same period in 2020, driven primarily by increases in direct materials costs and direct labor costs, partially offset by a decrease in warranty costs and favorable foreign currency fluctuations. The fluctuating U.S. dollar against the Euro and Turkish Lira had a combined favorable impact of 3.7%, offset by an unfavorable impact against the Mexican Peso of 0.9%, respectively, on consolidated cost of goods sold for the year ended December 31, 2021 as compared to 2020.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
General and administrative expenses	$29,246	$33,496	$(4,250)	(12.7)%
% of net sales	2.0%	2.9%		(0.9)%

The decrease in general and administrative expenses as a percentage of net sales for the year ended December 31, 2021 as compared to the same period in 2020, was primarily driven by our continued focus on reducing costs.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Loss on sale of receivables	$4,588	$4,612	$(24)	(0.5)%
Loss on sale of other assets	759	885	(126)	(14.2)
Asset impairment charges	7,088	249	6,839	NM
Total loss on sale of assets and asset impairments	$12,435	$5,746	$6,689	116.4%
% of net sales	0.8%	0.5%		0.3%

The increase in asset impairment charges for the year ended December 31, 2021 as compared to the same period in 2020, was primarily driven by asset impairment charges incurred at our Newton, Iowa blade manufacturing facility related to the plant’s shutdown at the end of 2021.

Restructuring charges, net

The following table summarizes our restructuring charges, net, for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Severance	$12,540	$—	$12,540	NM
Other restructuring costs	3	205	(202)	(98.5)
Total restructuring charges, net	$12,543	$205	$12,338	NM
% of net sales	0.9%	0.0%		0.9%

As a result of management’s focus on the optimization of our global footprint and reducing operating costs, the Company incurred restructuring charges in 2021. These charges primarily related to severance benefits to terminated associates as a result of the stop of production at our Newton, Iowa and one of our Juarez, Mexico manufacturing facilities at the end of 2021.

Income (loss) from continuing operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
U.S.	$(45,899)	$(50,214)	$4,315	8.6%
Mexico	(84,691)	(11,958)	(72,733)	NM
EMEA	39,609	23,331	16,278	69.8
India	(845)	(16,832)	15,987	95.0
Total income (loss) from operations from continuing operations	$(91,826)	$(55,673)	$(36,153)	(64.9)%
% of net sales	-6.2%	-4.9%

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to the adverse impact of the COVID-19 pandemic in 2020, a decrease in general and administrative expenses, and other operating efficiencies. These improvements were offset by impairment and restructuring charges incurred at our Newton, Iowa blade manufacturing facility related to the facility's shutdown at the end of 2021.

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

EMEA Segment

The increase in income from operations in the EMEA segment for the year ended December 31, 2021 as compared to the same period in 2020, was primarily driven by increased wind blade production at our two Türkiye manufacturing facilities, an increase in the average sales price of wind blades produced, a decrease in startup and transition costs, and a decrease in warranty costs, partially offset by an increase in direct material costs. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 3.7% on cost of goods sold for the year ended December 31, 2021 as compared to the 2020 period.

India Segment

The decrease in the loss from operations in the India segment for the year ended December 31, 2021 as compared to the same period in 2020, was driven by the commencement of production for one of our customers in 2020, and the ramp up of such production in 2021.

Other income (expense)

The following table summarizes our total other income (expense) for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Interest expense, net	$(13,644)	$(10,377)	$(3,267)	(31.5)%
Foreign currency loss, net	(21,970)	(14,231)	(7,739)	(54.4)
Miscellaneous income	1,372	2,298	(926)	(40.3)
Total other expense	$(34,242)	$(22,310)	$(11,932)	(53.5)%

The increase in the total other expense for the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to increases in interest expense, net, as a result of the settlement of the interest rate swap in 2021, and increases in the foreign currency loss, net, primarily due to net Euro liability exposure against the Turkish Lira in 2021 as compared to the same period in 2020.

Income taxes

The following table summarizes our income taxes for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Income tax provision	$29,826	$7,414	$22,412	NM
Effective tax rate	-23.7%	-9.5%

The increase in the income tax provision for the year ended December 31, 2021 as compared to the same period in 2020, was primarily due to a change in the mix of earnings of foreign jurisdictions and U.S. tax on foreign earnings, and an increase in our uncertain tax positions in 2021.

Net loss from continuing operations

The following table summarizes our net loss for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Net loss from continuing operations	$155,894	$85,397	$70,497	82.6%

The increase in the net loss for the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to the reasons set forth above.

Net income (loss) from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the years ended December 31:

			Change
	2021	2020	$	%
	(in thousands)
Net income (loss) from discontinued operations	$(3,654)	$66,370	$(70,024)	(105.5)%

The decrease in net income from discontinued operations for the year ended December 31, 2021 as compared to the same period in 2020 was primarily due to a 53% decrease in the number of wind blades produced due to the removal of five manufacturing lines that expired in China at the end of 2020, a further reduction of contracted manufacturing lines in 2021, an increase in restructuring charges related to the shutdown of production at our Dafeng, China manufacturing facility at the end of 2021, and unfavorable foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

In November 2021, we entered into a Series A Preferred Stock Purchase Agreement with Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., OPPS TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund L.P. (collectively, the Purchasers), pursuant to which we issued and sold to the Purchasers 350,000 shares of our newly designated Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $350.0 million. We used $181.2 million of the net proceeds from the issuance and sale of the Series A Preferred Stock to repay all outstanding indebtedness under our existing senior secured credit facility and terminated this credit facility. The remainder of the net proceeds have been and will be used for general corporate purposes. In connection with the transaction, we also issued warrants to purchase 4,666,667 shares of common stock at an exercise price of $0.01 per share to the Series A Preferred Stockholders. In August 2022, the Series A Preferred Stockholders exercised the outstanding, fully vested warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the Series A Preferred Stockholders of an aggregate of 4,664,155 shares of common stock. As of December 31, 2022, the Series A Preferred Stockholders held an aggregate of 700,739 shares of common stock. We also may elect, at our option, to require the Purchasers to purchase an additional $50.0 million of Series A Preferred Stock upon the same terms and conditions as the initial issuance of the Series A Preferred Stock during the two-year period following the closing date of the issuance and sale of the Series A Preferred Stock. See Note 15 Mezzanine Equity, to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for further discussion on the Series A Preferred Stock Purchase Agreement.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, new facility startup costs, costs related to our Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, the impact of transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net repayments under our financing arrangements of $13.7 million for the year ended December 31, 2022 as compared to net repayments of $145.1 million for the year ended December 31, 2021. As of December 31, 2022 and 2021, we had $61.1 million and $74.6 million in outstanding indebtedness, respectively. As of December 31, 2022, we had an aggregate of $67.1 million of remaining capacity and $63.7 million of remaining availability under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, cash flow from operations and our option to issue additional Series A Preferred Stock will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. The Certificate of Designations for the Series A Preferred Stock contains certain covenants and consent rights including, but not limited to, obtaining approval from the Purchasers to incur indebtedness above $80.0 million, a cash on hand balance requirement of $50.0 million in the U.S., an individual limit of $10.0 million for any single capital expenditure project, an annual total capital expenditure limit of $30.0 million, and compliance with a fixed charge coverage ratio target effective December 2023.

At December 31, 2022 and 2021, we had unrestricted cash and cash equivalents totaling $133.6 million and $216.2 million, respectively. The December 31, 2022 balance included $9.2 million of cash located outside of the U.S., $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. The December 31, 2021 balance included $50.9 million of cash located outside of the U.S., $42.6 million in Türkiye, $5.7 million in India, $2.1 million in Mexico and $0.5 million in other countries. In addition to these amounts, at December 31, 2022 and 2021, we had unrestricted cash and cash equivalents related to our discontinued operations of $9.7 million and $25.9 million, respectively, all located outside of the U.S.

Our ability to repatriate funds from China related to our discontinued operations to the U.S. is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such IP licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($16.1 million) of registered capital is contributed to a surplus reserve, our China discontinued operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China discontinued operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At December 31, 2022 and 2021, the amount of the surplus reserve fund was $1.5 million and $10.0 million, respectively. In July 2021, one of our subsidiaries in China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland. In November 2022, one of our subsidiaries in China made a return of capital of approximately $18.0 million, to our subsidiary in Switzerland. In December 2022, our subsidiaries in China paid dividends of approximately $3.9 million, net of withholding taxes, to our subsidiaries in the U.S. and Switzerland. We plan to shut down our business operations in China in the next 12 months. After all assets and liabilities related to our discontinued operations have been disposed of and/or sold, and after all legal and Chinese-statutory requirements have been met, our subsidiaries in China may distribute any remaining shareholders’ equity, including retained earnings, to our subsidiary in Switzerland.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of December 31, 2022:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our consolidated balance sheet. During the years ended December 31, 2022 and 2021, $913.5 million and $1,075.8 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above, related to our continuing operations and $239.4 million and $271.9 million, respectively, related to our discontinued operations.

Cash Flow Discussion

The following table summarizes our key cash flow activity for continuing and discontinued operations for the years ended December 31:

	2022	2021	$ Change
	(in thousands)
Net cash used in operating activities	$(62,272)	$(25,525)	$(36,747)
Net cash used in investing activities	(18,832)	(37,119)	18,287
Net cash provided by (used in) financing activities	(14,597)	198,919	(213,516)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(3,448)	(14,253)	10,805
Net change in cash, cash equivalents and restricted cash	$(99,149)	$122,022	$(221,171)

Operating Cash Flows

Net cash used in operating activities increased by $36.7 million for the year ended December 31, 2022 as compared to the same period in 2021 primarily as the result of changes in our working capital driven by higher accounts receivable, settlement of legacy warranty claims, and contract costs in excess of contract revenues at our

Nordex facility in Matamoros, Mexico. The increase was partially offset by a $6.8 million decrease in cash used in operating activities from discontinued operations primarily due to a decrease in contract assets and other working capital changes as production ceased at our Yangzhou, China facility at the end of 2022.

Investing Cash Flows

Net cash used in investing activities decreased by $18.3 million for the year ended December 31, 2022 as compared to the same period in 2021 primarily as the result of a decrease in capital expenditures. This decrease also included a decrease in cash used in investing activities from discontinued operations of $0.5 million.

We anticipate fiscal year 2023 capital expenditures of approximately $25 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for the continued investment in our existing manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities decreased by $213.5 million for the year ended December 31, 2022 as compared to the same period in 2021 primarily as the result of proceeds from the issuance of Series A Preferred Stock and the repayment of the outstanding senior revolving credit facility in the prior comparative period.

For a discussion and comparison of our cash flows for the years ended December 31, 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022 incorporated herein by reference.

Our Indebtedness

For a discussion of our indebtedness, refer to Note 12 – Long-Term Debt, Net of Current Maturities of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Other Contingencies

For a discussion of our legal proceedings, refer to Note 17 – Commitments and Contingencies – Legal Proceedings of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The wind blades and other composite structures that we produce are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade or the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade (which could include significant transportation and installation costs) at our sole expense. At December 31, 2022 and 2021, we had accrued warranty reserves totaling $22.3 million and $42.0 million, respectively.

As of December 31, 2022, we had no material operating expenditures for environmental matters, including government imposed remedial or corrective actions, during the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, income taxes and warranty expense. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

In the normal course of business, we establish valuation allowances for our deferred tax assets when the realization of the assets is not more likely than not. We intend to maintain such valuation allowances on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowances. We maintain a valuation allowance for all of our deferred tax assets in the U.S., Switzerland, Spain and for our discontinued operations in China. The effect of a change in judgment concerning the realizability of deferred tax assets is included in our income tax provision.

As of December 31, 2022, we have U.S. federal net operating losses (NOLs) of approximately $230.9 million, state NOLs of approximately $264.3 million, foreign NOLs of approximately $2.7 million and foreign tax credits of approximately $1.9 million available to offset future taxable income in the U.S., and Spain. Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions in which we operate, principally, Mexico, India and Türkiye, and our discontinued operations in China. Significant judgements and estimates are required in determining our consolidated income tax expense. The statutory federal corporate income tax rate in the U. S. is 21% and the tax rates in China, Mexico, India and Türkiye are 25%, 30%, 17% and 22%, respectively. One of our two Türkiye facilities is located in a tax-free zone and is not subject to income taxes on earnings recognized from its manufacturing activities.

Warranty Expense. The wind blades we manufacture are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade in the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade at our sole expense. We provide warranties for all of our products with terms and conditions that vary depending on the product sold. We record warranty expense based upon our estimate of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is reversed against the current year warranty expense amount, provided that the warranty accrual for other products whose warranty period has not yet expired is sufficient to cover the estimated cost of future repairs for those other products.

Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, availability of materials, shipping and handling, and de-installation and re-installation costs at customers’ sites, among others. When a potential or actual warranty claim arises, we may accrue additional warranty reserves for the estimated cost of remediation or proposed settlement. In 2022, we accrued additional warranty expenses of approximately $7.2 million beyond the normal warranty expense described above related to a remediation campaign for a specific wind blade model for one of our customers. We did not experience any material warranty expenses beyond the provision described above in the year ended December 31, 2021. In 2020, we accrued additional warranty expenses of approximately $12.9 million beyond the normal warranty expense described above related to a remediation campaign for a specific wind blade model for one of our customers. Changes in warranty reserves could have a material effect on our consolidated financial statements. For example, as of December 31, 2022, a hypothetical change of 10% in the accrual rate of our warranty reserve would have resulted in a change to our warranty reserve of approximately $4.8 million.

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

Foreign Currency Risk. We conduct international manufacturing operations related to our continuing operations in Mexico, Türkiye and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to loss from our continuing operations of approximately $5.4 million and $18.5 million for the years ended December 31, 2022 and 2021, respectively.

Commodity Price Risk. We are subject to commodity price risk under agreements for the supply of our raw materials. We have not hedged our commodity price exposure. We generally lock in pricing for our key raw materials for 12 months which protects us from price increases within that period. As many of our raw material supply agreements have meet or release clauses, if raw materials prices go down, we are able to benefit from the reductions in price. We believe that this adequately protects us from increases in raw material prices in the near term and also enables us to take full advantage of decreases.

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 62% of the resin and resin systems we use are purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin costs further limiting our exposure to price fluctuations. Prior to taking into account any contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the price of resin and resin systems, we believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to loss from our continuing operations of approximately $7.2 million and $12.4 million for the years ended December 31, 2022 and 2021, respectively. Under our supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of December 31, 2022, all outstanding working capital loans, secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2022 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

As required by Rules 13a-15(f) promulgated under the Exchange Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to “Business – Information about our Executive Officers” included in Part 1, Item 1 of this Annual Report on Form 10-K and the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Phoenix, AZ, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2022.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPI Composites, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in mezzanine equity and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Variable consideration and direct costs to complete performance obligations for wind blade sales

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company generates the majority of its revenue from long-term contracts associated with manufacturing custom wind blades. Revenue from manufacturing wind blades is primarily recognized over time based on progress towards the completion of the performance obligation in the contract. Progress is determined by the ratio of direct costs incurred to date in fulfillment of the performance obligation to the total estimated direct costs required to complete the performance obligation. The Company recognizes variable consideration for wind blade sales that includes estimates of future contract volumes. Wind blade sales under long-term contracts from continuing operations was $1,401,198 thousand compared to total net sales of $1,522,741 thousand in fiscal 2022.

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

Phoenix, Arizona
February 22, 2023

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$133,546	$216,236
Restricted cash	9,854	10,053
Accounts receivable	184,809	152,992
Contract assets	215,939	161,030
Prepaid expenses	29,119	14,552
Other current assets	26,052	22,017
Inventories	10,661	10,152
Current assets of discontinued operations	35,182	73,239
Total current assets	645,162	660,271
Property, plant and equipment, net	136,841	142,613
Operating lease right of use assets	152,312	129,203
Goodwill	2,807	2,807
Intangible assets and deferred costs, net	3,262	2,872
Other noncurrent assets	21,792	23,608
Noncurrent assets of discontinued operations	—	46,327
Total assets	$962,176	$1,007,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$280,499	$283,536
Accrued warranty	22,347	42,020
Current maturities of long-term debt	59,975	66,438
Current operating lease liabilities	22,220	22,275
Contract liabilities	17,100	1,274
Current liabilities of discontinued operations	54,440	53,567
Total current liabilities	456,581	469,110
Long-term debt, net of current maturities	1,198	8,208
Noncurrent operating lease liabilities	133,363	136,613
Other noncurrent liabilities	10,670	10,615
Noncurrent liabilities of discontinued operations	—	10,229
Total liabilities	601,812	634,775
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 shares issued and outstanding at December 31, 2022 and 2021; liquidation preference of $475,735 at December 31, 2022 and $473,227 at December 31, 2021	309,877	250,974
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 42,370 shares issued and 42,044 shares outstanding at December 30, 2022 and 100,000 shares authorized, 37,418 shares issued and 37,180 shares outstanding at December 31, 2021	424	374
Paid-in capital	407,570	451,440
Accumulated other comprehensive loss	(15,387)	(54,006)
Accumulated deficit	(334,569)	(269,264)
Treasury stock, at cost, 325 shares at December 31, 2022 and 238 shares at December 31, 2021	(7,551)	(6,592)
Total stockholders’ equity	50,487	121,952
Total liabilities and stockholders’ equity	$962,176	$1,007,701

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net sales	$1,522,741	$1,472,386	$1,143,054
Cost of sales	1,482,428	1,459,155	1,116,967
Startup and transition costs	25,668	50,832	42,313
Total cost of goods sold	1,508,096	1,509,987	1,159,280
Gross profit (loss)	14,645	(37,601)	(16,226)
General and administrative expenses	32,349	29,246	33,496
Loss on sale of assets and asset impairments	9,842	12,436	5,746
Restructuring charges, net	263	12,543	205
Loss from continuing operations	(27,809)	(91,826)	(55,673)
Other income (expense):
Interest expense, net	(5,029)	(13,644)	(10,377)
Foreign currency income (loss)	4,571	(21,970)	(14,231)
Miscellaneous income	2,330	1,372	2,298
Total other income (expense)	1,872	(34,242)	(22,310)
Loss from continuing operations before income taxes	(25,937)	(126,068)	(77,983)
Income tax provision	(29,613)	(29,826)	(7,414)
Net loss from continuing operations	(55,550)	(155,894)	(85,397)
Preferred stock dividends and accretion	(58,903)	(6,040)	—
Net loss from continuing operations attributable to common stockholders	(114,453)	(161,934)	(85,397)
Net income (loss) from discontinued operations	(9,755)	(3,654)	66,370
Net loss attributable to common stockholders	$(124,208)	$(165,588)	$(19,027)

Weighted-average common shares outstanding:
Basic	41,959	37,415	35,532
Diluted	41,959	37,415	35,532

Net loss from continuing operations per common share:
Basic	$(2.73)	$(4.33)	$(2.40)
Diluted	$(2.73)	$(4.33)	$(2.40)

Net income (loss) from discontinued operations per common share:
Basic	$(0.23)	$(0.10)	$1.86
Diluted	$(0.23)	$(0.10)	$1.86

Net loss per common share:
Basic	$(2.96)	$(4.43)	$(0.54)
Diluted	$(2.96)	$(4.43)	$(0.54)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss from continuing operations attributable to common stockholders	$(114,453)	$(161,934)	$(85,397)
Net income (loss) from discontinued operations	(9,755)	(3,654)	66,370
Net loss attributable to common stockholders	(124,208)	(165,588)	(19,027)
Other comprehensive loss:
Foreign currency translation adjustments	37,685	(18,419)	(8,099)
Unrealized gain (loss) on hedging derivatives, net of taxes of $0, $633 and $(200) for the years ended December 31, 2022, 2021 and 2020	934	(2,597)	(1,279)
Comprehensive loss	$(85,589)	$(186,604)	$(28,405)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUTIY AND STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(In thousands)
Balance at December 31, 2019	—	—	35,326	$353	$322,906	$(23,612)	$(90,689)	$(3,908)	$205,050
Net loss	—	—	—	—	—	—	(19,027)	—	(19,027)
Other comprehensive loss	—	—	—	—	—	(9,378)	—	—	(9,378)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,191)	(2,191)
Issuances under share-based compensation plan	—	—	1,445	15	16,569	—	—	—	16,584
Share-based compensation expense	—	—	—	—	9,997	—	—	—	9,997
Balance at December 31, 2020	—	—	36,771	368	349,472	(32,990)	(109,716)	(6,099)	201,035
Net loss	—	—	—	—	—	—	(159,548)	—	(159,548)
Preferred stock dividends	—	4,114	—	—	(4,114)	—	—	—	(4,114)
Other comprehensive loss	—	—	—	—	—	(21,016)	—	—	(21,016)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(493)	(493)
Issuances under share-based compensation plan	—	—	647	6	5,239	—	—	—	5,245
Share-based compensation expense	—	—	—	—	8,414	—	—	—	8,414
Issuance of Series A Preferred Stock, net	350	244,934	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	94,355	—	—	—	94,355
Accretion of Series A Preferred Stock	—	1,926	—	—	(1,926)	—	—	—	(1,926)
Balance at December 31, 2021	350	250,974	37,418	374	451,440	(54,006)	(269,264)	(6,592)	121,952
Net loss	—	—	—	—	—	—	(65,305)	—	(65,305)
Preferred stock dividends	—	40,589	—	—	(40,589)	—	—	—	(40,589)
Other comprehensive income	—	—	—	—	—	38,619	—	—	38,619
Common stock repurchased for treasury	—	—	—	—	—	—	—	(959)	(959)
Issuances under share-based compensation plan	—	—	287	3		—	—	—	3
Share-based compensation expense	—	—	—	—	15,080	—	—	—	15,080
Issuance of common stock from the exercise of warrants	—	—	4,664	47	(47)	—	—	—	—
Accretion of Series A Preferred Stock	—	18,314	—	—	(18,314)	—	—	—	(18,314)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(65,305)	$(159,548)	$(19,027)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45,480	52,593	49,667
Loss on sale of assets and asset impairments	27,372	13,110	7,748
Share-based compensation expense	15,080	8,407	10,352
Amortization of debt issuance costs	—	1,051	351
Deferred income taxes	11,484	2,126	(7,982)
Changes in assets and liabilities:
Accounts receivable	(42,030)	(34,715)	42,986
Contract assets and liabilities	(10,331)	23,983	(56,150)
Operating lease right of use assets and operating lease liabilities	(4,727)	8,771	15,036
Inventories	(639)	(1,018)	(4,276)
Prepaid expenses	(9,254)	9,683	(19,916)
Other current assets	(3,125)	4,699	1,491
Other noncurrent assets	4,873	11,612	734
Accounts payable and accrued expenses	(11,418)	45,755	10,298
Accrued warranty	(19,673)	(8,832)	3,213
Other noncurrent liabilities	(59)	(3,202)	3,045
Net cash provided by (used in) operating activities	(62,272)	(25,525)	37,570
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,832)	(37,119)	(65,666)
Net cash used in investing activities	(18,832)	(37,119)	(65,666)
Cash flows from financing activities:
Proceeds from revolving and term loans	—	18,109	80,000
Repayments of revolving and term loans	(8,109)	(181,154)	(21,260)
Proceeds from the issuance of Series A Preferred Stock and warrants to purchase common stock	—	350,000	-
Equity issuance costs	—	(10,711)	-
Net repayments of accounts receivable financing	—	-	(3,805)
Proceeds from working capital loans	43,992	10,269	-
Repayments of working capital loans	(39,015)	-	-
Principal repayments of finance leases	(5,100)	(5,750)	(6,116)
Net proceeds from (repayments of) other debt	(5,456)	13,438	26,875
Debt issuance costs	—	-	(730)
Proceeds from exercise of stock options and common stock warrants	50	5,211	15,839
Repurchase of common stock including shares withheld in lieu of income taxes	(959)	(493)	(2,191)
Net cash provided by (used in) financing activities	(14,597)	198,919	88,612
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(3,448)	(14,253)	(2,069)
Net change in cash, cash equivalents and restricted cash	(99,149)	122,022	58,447
Cash, cash equivalents and restricted cash, beginning of year	252,218	130,196	71,749
Cash, cash equivalents and restricted cash, end of year	$153,069	$252,218	$130,196

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$5,727	$13,360	$9,853
Cash paid for income taxes, net of refunds	30,818	25,268	20,965
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	27,435	13,232	61,455
Property, plant, and equipment obtained in exchange for new finance lease liabilities	215	1,817	163
Accrued capital expenditures in accounts payable	2,429	2,504	7,556
Paid-in-kind preferred stock dividends and accretion	58,903	6,040	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	December 31,
	2022	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$133,546	$216,236	$82,463	$60,580
Restricted cash	9,854	10,053	29	26
Restricted cash included within other noncurrent assets	—	—	—	475
Cash and cash equivalents of discontinued operations	9,669	25,929	47,394	9,702
Restricted cash of discontinued operations	—	—	310	966
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$153,069	$252,218	$130,196	$71,749

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Operations and Summary of Significant Accounting Policies

(a) Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company or we). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company is incorporated in Delaware, headquartered in Scottsdale, Arizona and has expanded its continuing operations global footprint to include domestic facilities in Newton, Iowa; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Juárez, Mexico; Matamoros, Mexico; Izmir, Türkiye; Chennai, India; Kolding, Denmark; Berlin, Germany and Madrid, Spain.

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. In connection with this plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and plan to shut down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down will have a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services. The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 2 – Discontinued Operations.

(b) Functional Currency Change from Turkish Lira to Euro for the Company’s Turkish operations.

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

While the change of the functional currency was based on a factual assessment, the determination of the date of the change required management’s judgement given the evolution in the primary economic and business environment in which we operate. When we established our Turkish operations in 2012 and 2013, the Turkish government had a goal of significantly increasing renewable energy generation and utilization within Türkiye by year 2023. During 2014 to 2017, wind energy generated and utilized in Türkiye increased and management observed that progress was being made towards the Turkish government's goal. In 2018 and 2019, the Turkish government introduced tenders to spur domestic renewable energy generation and utilization in Türkiye. However, as of year-end 2020, Turkish domestic renewable energy generated and utilized was significantly less than originally forecasted by the Turkish government. As of 2021, there were no significant wind turbine installations under the tenders awarded by the Turkish government in 2018 and 2019. Based on recent and anticipated annual domestic renewable energy demand it is unlikely for the local energy generation to reach the Turkish government's goals for 2023. Additionally, in recent years sales to the eurozone have increased and the Company is focused on meeting the export demands of the region. Based on the analysis of the domestic renewable energy demand through 2021 and anticipated future demand, management concluded that Turkish domestic sales will not grow as previously envisioned and most of the future growth will continue to be predominately export sales to the eurozone, which are primarily denominated in Euros.

Management re-evaluated the relevant indicators established in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, "Foreign Currency Matters", to determine the

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

functional currency of our Turkish operations. Such indicators include i) cash flow, ii) sales price, iii) sales market, iv) expense, v) financing and vi) intercompany transactions and arrangements. At the time of the assessment adopted on January 1, 2022, (i) approximately 80% of our sales in Türkiye were denominated in Euros and the rest were in USD, (ii) a majority of expenses were denominated in Euros, (iii) all debt and lease obligations were denominated in Euros, (iv) a majority of the cash balances were denominated in Euros and (v) a majority of the intercompany balances were denominated in Euros. When considering all relevant facts together along with managements’ long-term plan for our Türkiye operations, management concluded that the Euro best reflects the currency of the primary economic environment in which we currently operate. As a result, the Company adopted the Euro as the functional currency of our Turkish operations effective January 1, 2022 on a prospective basis.

(c) Basis of Presentation

The accompanying consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

(d) Revenue Recognition

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

Revenue related to field service inspection and repair services, non-recurring engineering and freight services provided under our supply agreements is recognized at a point in time following the transfer of control of the promised services to the customer. Customers usually pay the carrier directly for the cost of shipping associated with items produced. When we pay the shipping cost, we apply the practical expedient that allows us to account for shipping and handling as fulfillment costs and include the revenue in the associated performance obligation and the costs are included in cost of goods sold.

Taxes assessed by a governmental authority that are both imposed on and concurrent with specific revenue-producing transactions, that are collected by us from a customer, are excluded from revenue.

(e) Cost of Goods Sold

Cost of goods sold includes the costs we incur at our production facilities to make products saleable on both products invoiced during the period as well as products in progress towards the satisfaction of the related performance obligations for which we have an enforceable right to payment upon termination and we may not use or sell the product to fulfill other customers’ contracts. All costs incurred at our production facilities, as well as the allocated portion to our production facilities of costs incurred at our corporate headquarters and our research facilities, are directly or indirectly related to the manufacturing of products or services and are presented in cost of goods sold. Cost of goods sold includes such items as raw materials, direct and indirect labor and facilities costs, including purchasing and receiving costs, plant management, inspection costs, production process improvement activities, product engineering and internal transfer costs. In addition, all depreciation associated with assets used in the production of our products is also included in cost of goods sold. Direct labor costs consist of salaries, benefits and other personnel related costs for associates engaged in the manufacturing of our products and services.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(f) General and Administrative Expenses

General and administrative expenses primarily relate to the unallocated portion of costs incurred at our corporate headquarters and our research facilities and include salaries, benefits and other personnel related costs for associates engaged in research and development, engineering, finance, internal audit, information technology, human resources, business development, global operational excellence, global supply chain, in-house legal and executive management. Other costs include outside legal and accounting fees, risk management (insurance), share-based compensation and certain other administrative and global resources costs.

The unallocated research and development expenses incurred at our Warren, Rhode Island location as well as at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2022, 2021 and 2020, total research and development expenses totaled $1.1 million, $1.0 million and $1.0 million, respectively.

(g) Loss on Sale of Assets and Asset Impairments

For the years ended December 31, 2022, 2021 and 2020, the losses on the sale of certain receivables, on a non-recourse basis under supply chain financing arrangements with our customers, to financial institutions, as well as the losses on the sale of other assets at our corporate and manufacturing facilities and asset impairment charges totaled $9.8 million, $12.4 million and $5.7 million, respectively.

(h) Restructuring Charges, Net

Restructuring charges primarily consist of associate severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and associate relocation costs. The determination of when we accrue for involuntary termination benefits under restructuring plans depends on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. Ongoing benefit arrangements are recognized over the service period or when termination becomes reasonably probable, and one-time benefit arrangements are recognized in the period the arrangement is approved and formally communicated to associates. If applicable, we record such costs into operating expense over the terminated associate’s future service period beyond any minimum retention period. Restructuring charges that have been incurred but not yet paid are recorded in accrued expenses in the accompanying consolidated balance sheets.

For the years ended December 31, 2022, 2021 and 2020, restructuring charges, net totaled $0.3 million, $12.5 million and $0.2 million, respectively. These charges primarily related to severance benefits to terminated associates as a result of the temporary shutdown of our Newton, Iowa manufacturing facility and the stop of production in one of our Juarez, Mexico facilities.

(i) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

As of December 31, 2022 and 2021, our discontinued operations collectively had unrestricted cash totaling $9.7 million and $25.9 million, respectively. The Chinese government imposes certain restrictions on transferring cash out of China. The local governments in other countries in which we operate impose no such restrictions on transferring cash out of the respective country.

As of December 31, 2022 and 2021, we had $9.9 million and $10.0 million, respectively of cash held as collateral for various instruments, primarily for letters of guarantee used for customs clearance related to our India location, that were previously collateralized with our senior secured credit facility. These amounts are reported as restricted cash in our consolidated balance sheets.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(j) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period payment is received. We record delinquent finance charges on outstanding accounts receivables only if they are collected. We wrote off no receivables during 2022, 2021, or 2020, and do not have any off-balance-sheet credit exposure related to our customers. See Note 5, Accounts Receivable.

(k) Inventories

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

(l) Property, Plant and Equipment

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

(m) Recoverability of Long-Lived Assets

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

(n) Discontinued Operations

We classify long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. We assess the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale. Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, we also cease depreciation. All assets and liabilities meeting the held for sale criteria were reported in discontinued operations in our consolidated balance sheets as of December 31, 2022.

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. As of December 31, 2022, we met the criteria to classify the disposal of our business operations in China as discontinued operations. See Note 2, Discontinued Operations.

(o) Goodwill, Intangible Assets and Deferred Costs, Net

Goodwill, which is entirely in the U.S. segment, is evaluated for impairment annually on October 31 and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, we compare the fair value of the related reporting unit (calculated using the discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. We performed our annual goodwill impairment test during 2022 and determined that it is more-likely-than-not that its fair value exceeds its carrying amount.

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

In addition, we recognize an asset for deferred costs incurred to fulfill a contract when such costs meet certain criteria. These deferred costs are amortized over their estimated useful life. See Note 3, Net Sales for a further discussion of those deferred costs. See Note 8, Intangible Assets and Deferred Costs, Net.

(p) Mezzanine Equity

We have issued Series A Preferred Stock that we have determined is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. We reassess whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criterion, we will accrete the carrying value to the estimated maximum redemption value based on the effective interest method over the remaining period to the expected redemption date. To assess classification, we review all features of the instrument, including all mandatory and optional redemption features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. We have evaluated

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

our Series A Preferred Stock and determined that its nature is that of a debt host and embedded derivatives exist that require bifurcation on our balance sheet. Mezzanine equity is presented net of related issuance costs and discounts resulting from bifurcated instruments and embedded features issued in conjunction with the host. See Note 15, Mezzanine Equity.

(q) Warranty Expense

We provide a limited warranty for our mold, wind blade, and automotive products, including materials and workmanship, with terms and conditions that vary depending on the product sold, generally for periods that range from two to five years. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is generally reversed against the current year warranty expense amount, provided that the warranty accrual for other products whose warranty period has not yet expired is sufficient to cover the estimated cost of future repairs for those other products. See Note 10, Accrued Warranty.

(r) Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares relate to shares withheld in lieu of income taxes associated with share-based compensation plans and are recorded at weighted-average cost.

(s) Foreign Currency Translation and Income and Losses

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations of our foreign subsidiaries are translated at the average exchange rates during the respective periods. Translation adjustments are reported in accumulated other comprehensive loss in our consolidated balance sheets. Currency translation adjustments for the years ended December 31, 2022, 2021 and 2020 amounted to other comprehensive losses of $(37.7) million, $18.4 million and $8.1 million, respectively.

Our reporting currency is the U.S. dollar. However, we have non-U.S. operating subsidiaries in our U.S., Mexico, Türkiye, India operations and our China discontinued operations.

•
The U.S. parent companies of our Mexico operations and China discontinued operations, which are wholly-owned subsidiaries of TPI Composites, Inc., maintain their books and records in their functional currency, the US. dollar.
•
Our Mexico operations maintain their books and records through multiple legal entities that are denominated in the local Mexican currency, the Peso, which are remeasured to their U.S. dollar functional currency.
•
Our Türkiye operations maintain their books and records in their functional currency, the Euro.
•
Our China discontinued operations maintain their books and records in their functional currency, the local Chinese currency, the Renminbi.
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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(t) Share-Based Compensation

Our incentive compensation plan provides for the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (RSUs), restricted stock awards, unrestricted stock awards, cash-based awards, performance-based restricted stock units (PSUs), and dividend equivalent rights to certain of our associates, non-employee directors and consultants. The term of stock options may not exceed ten years from the date of grant. Incentive stock options and non-qualified stock options are granted at an exercise price that is not to be less than 100% of the fair market value of our common stock on the date of grant, as determined by the Compensation Committee of our board of directors. Stock options become vested and exercisable at such times and under such conditions as determined by the Compensation Committee on the date of grant.

We use the Black Scholes valuation model, unless the awards are subject to market conditions, in which case we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value of stock options. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. For grants with market conditions made during the year ended December 31, 2022, we utilized a weighted-average volatility of 73.9%, a 0% dividend yield and a weighted-average risk-free interest rate of 1.8%. The volatility was based on the most recent comparable period for our peer group and us. The stock price projection for us and the components of our peer group assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

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

Expected Life (years). We use the simplified method to estimate the expected term of stock options. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the option. We elected to use the simplified method because we did not have historical exercise data to estimate the expected term due to the limited time period our common stock has been publicly traded.

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

Share-based compensation expense related to RSUs and PSUs are expensed over the vesting period using the straight-line method for our associates and our board of directors. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant for our associates and directors.

(u) Leases

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

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient to account for these components as a single lease component for all classes of underlying assets. See Note 13, Leases.

(v) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more-likely-than-not that a deferred tax asset will not be realized. See Note 18, Income Taxes.

(w) Use of Estimates

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

(x) Fair Value of Financial Instruments

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

The carrying amounts of our cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of our short-term unsecured loans approximates fair value due to their short-term nature and the loans carry a current market rate of interest, a Level 2 input. The carrying value of our long-term debt approximates fair value based on its variable rate index or based upon market

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

interest rates available to us for debt of similar risk and maturities, both of which are Level 2 inputs. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, including the compound derivative associated with our Series A Preferred Stock and accordingly, we classify the valuation techniques as Level 2. See Note 15, Mezzanine Equity.

(y) Earnings Per Share

We calculate basic earnings per share for both continuing and discontinued operations, by dividing net income from continuing operations, and net income from discontinued operations, respectively, after deducting dividends on and accretion of preferred stock, by the average number of common shares outstanding during the period, which includes unissued common shares associated with vested equity awards for which little or no consideration is required prior to issuance, net of any treasury shares. We calculate diluted earnings per share for both continuing and discontinued operations in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include warrants, stock options, restricted stock awards and units, and performance share awards and units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss from continuing operations is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share. See Note 19, Net Income (Loss) Per Share.

(z) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements

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

Note 2. Discontinued Operations

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, has had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and plan to shut down our business operations in China in the next 12 months. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down will have a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets.

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$9,669	$25,929
Accounts receivable	2,716	4,812
Contract assets	—	27,293
Prepaid expenses	1,877	4,728
Inventories	1,501	1,381
Property, plant and equipment, net	17,678	33,917
Operating lease right of use assets	—	7,989
Deferred tax assets	—	10,266
Other classes of assets that are not major	1,741	3,251
Total assets of discontinued operations	$35,182	$119,566

Accounts payable and accrued expenses	$26,942	$45,016
Accrued restructuring	17,764	8,145
Operating lease liabilities	9,524	10,272
Other classes of liabilities that are not major	210	363
Total liabilities of discontinued operations	$54,440	$63,796

The following table presents the components of net income (loss) from discontinued operations:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net sales	$235,588	$260,197	$527,083
Cost of sales	200,701	254,176	444,465
Startup and transition costs	7,994	—	2,293
Total cost of goods sold	208,695	254,176	446,758
Gross profit	26,893	6,021	80,325
Loss on sale of assets and asset impairments	17,530	674	2,002
Restructuring charges, net	20,175	11,219	3,884
Income (loss) from discontinued operations	(10,812)	(5,872)	74,439
Other income (expense):
Interest income (expense), net	147	22	(22)
Foreign currency income (loss)	5,627	(1,701)	(5,755)
Miscellaneous income (loss)	1,477	831	1,578
Total other income (expense)	7,251	(848)	(4,199)
Income (loss) before income taxes	(3,561)	(6,720)	70,240
Income tax benefit (provision)	(6,194)	3,066	(3,870)
Net income (loss) from discontinued operations	$(9,755)	$(3,654)	$66,370

The following table presents summarized cash flows from discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used) in operating activities from discontinued operations	$(12,676)	$(19,469)	$51,428
Net cash used in investing activities from discontinued operations	(2,101)	(2,583)	(13,135)
Additional non-cash items related to operating activities from discontinued operations:
Depreciation and amortization	6,708	14,987	15,692
Share-based compensation expense	621	593	876

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Severance	Other	Total
	(in thousands)
Balance at December 31, 2019	$316	$253	$569
Restructuring charges, net	3,884	—	3,884
Payments	(1,000)	(253)	(1,253)
Balance at December 31, 2020	3,200	—	3,200
Restructuring charges, net	10,485	734	11,219
Payments	(5,540)	(734)	(6,274)
Balance at December 31, 2021	8,145	—	8,145
Restructuring charges, net	17,548	2,627	20,175
Payments	(9,936)	(620)	(10,556)
Balance at December 31, 2022	$15,757	$2,007	$17,764

Note 3. Net Sales

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Year Ended December 31, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$—	$628,607	$555,166	$217,425	$1,401,198
Precision molding and assembly systems sales	—	2,938	—	—	2,938
Automotive sales	44,002	—	—	—	44,002
Field service, inspection and repair services sales	44,168	4,238	6,507	2	54,915
Other sales	1,000	10,832	7,319	537	19,688
Total net sales	$89,170	$646,615	$568,992	$217,964	$1,522,741

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$130,455	$567,721	$472,059	$199,817	$1,370,052
Precision molding and assembly systems sales	—	18,297	—	—	18,297
Automotive sales	37,312	—	—	—	37,312
Field service, inspection and repair services sales	24,525	2,835	5,332	33	32,725
Other sales	47	8,745	4,829	379	14,000
Total net sales	$192,339	$597,598	$482,220	$200,229	$1,472,386

	Year Ended December 31, 2020
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade sales	$135,415	$472,994	$368,907	$91,649	$1,068,965
Precision molding and assembly systems sales	—	14,939	—	—	14,939
Automotive sales	36,196	—	—	—	36,196
Field service, inspection and repair services sales	12,128	—	2,160	16	14,304
Other sales	549	5,559	2,478	64	8,650
Total net sales	$184,288	$493,492	$373,545	$91,729	$1,143,054

In addition, most of our net sales are made directly to our customers, primarily large multi-national wind turbine manufacturers, under our supply agreements.

For further information regarding our reportable segments, refer to Note 22, Segment Reporting.

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

Contract assets and contract liabilities as of December 31 consisted of the following:

	2022	2021	$ Change
	(in thousands)
Gross contract assets	$231,487	$169,366	$62,121
Less: reclassification from contract liabilities	(15,548)	(8,336)	(7,212)
Contract assets	$215,939	$161,030	$54,909

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2022	2021	$ Change
	(in thousands)
Gross contract liabilities	$32,648	$9,610	$23,038
Less: reclassification to contract assets	(15,548)	(8,336)	(7,212)
Contract liabilities	$17,100	$1,274	$15,826

Contract assets increased by $54.9 million from December 31, 2021 to December 31, 2022 primarily due to incremental unbilled production during the year ended December 31, 2022. Contracts liabilities increased by $15.8 million from December 31, 2021 to December 31, 2022 due to the amounts billed to customers exceeding the revenue earned related to wind blades being produced during the year ended December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, we recognized revenue of $1.3 million, $0.6 million and $3.0 million, respectively, related to precision molding and assembly systems and wind blades, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. As discussed in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (d) Revenue Recognition, the transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.6 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
2023	$1,218,468	76.0%
2024	294,347	18.3
2025	91,940	5.7
Total remaining performance obligations	$1,604,755	100.0%

For the year ended December 31, 2022, net revenue recognized from our performance obligations satisfied in previous periods increased by $8.5 million. The current year increase primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria: (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract. We factor these costs into our estimated cost analysis for the overall contract. Costs capitalized are amortized over the number of units produced during the contract term. As of December 31, 2022, the cost and accumulated amortization of such assets totaled $8.5 million and $6.0 million, respectively. As of December 31, 2021, the cost and accumulated amortization of such assets totaled $6.8 million and $4.9 million, respectively. These amounts are included in intangible assets and deferred costs, net in the consolidated balance sheet. See Note 8, Intangible Assets and Deferred Costs, Net.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 21, Concentration of Customers.

The after-effects of the COVID-19 pandemic, the current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. We expect the prices of resin, carbon fiber, fiberglass and other raw materials to remain elevated in the near term compared to pre-pandemic levels. We also expect logistics costs to remain elevated from pre-pandemic levels. However, we have seen prices stabilize and logistics costs have come down over 2022. In 2023, we believe our supply chain costs will be flat to slightly down compared to 2022. If the prices for these raw materials and logistics costs revert back to the levels we experienced in 2021 and 2022, such elevated price levels could have a material impact on our results of operations.

In January 2024, we will be required to start to pay dividends quarterly in cash to the Series A Preferred Stockholders. See Note 15, Mezzanine Equity, for further discussion of our Series A Preferred Stock.

In August 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (IRA) which effectively extended the PTC until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind turbine blades. In May 2022, the EU announced the REPowerEU plan which seeks to rapidly reduce the EU's dependence on fossil fuels by 2027. Furthermore, the EU introduced the Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. Although we are encouraged by the passing of the IRA and the expected long-term incentive certainty that the IRA provides in the U.S. market, the wind industry is waiting on guidance from the Internal Revenue Service (IRS) and U.S. Treasury Department, among others, to define and clarify the implementation of this complex legislation.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2022 and 2021. U.S money market accounts are not guaranteed by the FDIC. As of December 31, 2022 and 2021, we had $124.4 million and $165.3 million, of cash in bank deposit and money market accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts. As of December 31, 2022 and 2021, we had $9.9 million and $10.0 million, respectively of cash held as collateral for various instruments, primarily for letters of guarantee used for customs clearance related to our India location, that were previously collateralized with our senior secured credit facility. These amounts are reported as restricted cash in our consolidated balance sheets.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. As of December 31, 2022, this included $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. As of December 31, 2021, this included $42.6 million in Türkiye, $5.7 million in India, $2.1 million in Mexico and $0.5 million in other countries. We have not experienced losses in these accounts. In addition, at December 31, 2022 and 2021, we had unrestricted cash and cash equivalents related to our discontinued operations of $9.7 million and $25.9 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5. Accounts Receivable

Accounts receivable as of December 31 consisted of the following:

	2022	2021
	(in thousands)
Trade accounts receivable	$181,322	$149,784
Other accounts receivable	3,487	3,208
Total accounts receivable	$184,809	$152,992

Note 6. Other Current Assets

Other current assets as of December 31 consisted of the following:

	2022	2021
	(in thousands)
Refundable value-added tax	$25,331	$19,191
Deposits	586	1,238
Other current assets	135	1,588
Total current assets	$26,052	$22,017

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31 consisted of the following:

	2022	2021
	(in thousands)
Machinery and equipment	$199,406	$167,063
Leasehold improvements	63,423	45,426
Office equipment and software	41,114	36,506
Furniture	22,249	13,746
Vehicles	872	613
Construction in progress	5,575	8,644
Total property, plant and equipment, gross	332,639	271,998
Accumulated depreciation	(195,798)	(129,385)
Total property, plant and equipment, net	$136,841	$142,613

Total depreciation for the years ended December 31, 2022, 2021 and 2020 was $37.5 million, $34.5 million and $33.5 million, respectively.

Note 8. Intangible Assets and Deferred Costs, Net

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2022, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$8,480	$(6,045)	$2,435
Patents	10 years	107	(37)	70
Acquired development tools	10 years	934	(327)	607
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$9,671	$(6,409)	$3,262

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2021, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$6,809	$(4,915)	$1,894
Patents	10 years	113	(28)	85
Acquired development tools	10 years	991	(248)	743
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$8,063	$(5,191)	$2,872

(1)
See Note 3, Net Sales, for a further discussion of these pre-production investments.

During the years ended December 31, 2022, 2021 and 2020, we recorded amortization expense for the intangible assets and deferred costs of $1.3 million, $3.1 million and $0.5 million, respectively.

Note 9. Other Noncurrent Assets

Other noncurrent assets as of December 31 consisted of the following:

	2022	2021
	(in thousands)
Deferred tax assets	$9,555	$10,812
Deposits	9,362	10,336
Other	2,875	2,460
Total other noncurrent assets	$21,792	$23,608

Note 10. Accrued Warranty

Warranty accrual as of December 31 consisted of the following:

	2022	2021	2020
	(in thousands)
Warranty accrual at beginning of year	$42,020	$50,852	$47,639
Accrual during the year	13,598	20,650	20,029
Cost of warranty services provided during the year	(36,227)	(23,174)	(29,890)
Changes in estimate for pre-existing warranties, including expirations during the period, and foreign exchange impact	2,956	(6,308)	13,074
Warranty accrual at end of year	$22,347	$42,020	$50,852

Note 11. Share-Based Compensation

The share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31 was as follows:

	2022	2021	2020
	(in thousands)
Cost of goods sold	$2,701	$1,943	$1,103
General and administrative expenses	11,758	5,871	8,373
Total share-based compensation expense	$14,459	$7,814	$9,476

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The share-based compensation expense recognized by award type for the years ended December 31 was as follows:

	2022	2021	2020
	(in thousands)
RSUs	$11,030	$5,221	$4,212
Stock options	889	1,118	3,206
PSUs	2,540	1,475	2,058
Total share-based compensation expense	$14,459	$7,814	$9,476

Included in total share-based compensation expense for the year ended December 31, 2020 is $1.7 million of compensation expense associated with the modification of an associate and two non-employee awards during the period. The modifications primarily provided for the extension of the post termination exercise period of outstanding stock options, resulting in a one-time charge in the year ended December 31, 2020.

The summary of activity for our incentive plans, including discontinued operations, is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price ($)	Options Exercisable	Units	Weighted- Average Grant Date Fair Value ($)	Units	Weighted- Average Grant Date Fair Value ($)
Balance as of December 31, 2019	6,621,512	2,594,228	$14.29	1,697,272	354,427	$24.99	491,718	$19.00
Increase in shares authorized	1,407,228	—	—		—	—	—	—
Granted	(1,044,491)	261,181	28.49		461,732	22.43	321,578	11.13
Exercised/vested	—	(1,195,405)	13.25		(117,683)	22.81	(131,924)	12.53
Forfeited/cancelled	221,289	(160,418)	20.40		(30,022)	25.06	(30,849)	19.02
Balance as of December 31, 2020	7,205,538	1,499,586	16.94	959,233	668,454	23.60	650,523	16.42
Granted	(312,173)	5,000	24.76		168,993	49.21	138,180	43.97
Exercised/vested	—	(371,971)	14.01		(135,621)	22.39	(139,924)	15.19
Forfeited/cancelled	469,827	(134,489)	26.12		(65,220)	31.86	(270,118)	23.99
Balance as of December 31, 2021	7,363,192	998,126	16.84	779,149	636,606	29.81	378,661	21.53
Granted	(1,328,995)	254,465	17.05		876,492	16.40	198,038	12.13
Exercised/vested	—	—	—		(137,695)	31.28	(149,733)	7.43
Forfeited/cancelled	280,816	(71,620)	25.54		(81,696)	23.76	(127,500)	18.47
Balance as of December 31, 2022	6,315,013	1,180,971	$16.36	804,473	1,293,707	$20.95	299,466	$23.67

The balance of PSUs outstanding as of December 31, 2022, includes 168,570 units with market conditions related to achieving certain stock price hurdles during the relevant performance periods, and 130,896 units with other non-market performance conditions. The fair value of RSUs and PSUs, based on the share price on the date of vesting, which vested during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $9.0 million and $10.4 million, respectively. In addition, during 2022, 2021 and 2020, we repurchased 86,976 shares, 31,310 shares and 61,920 shares for $1.0 million, $0.5 million and $2.2 million, respectively, related to tax withholding requirements on vested RSU and PSU awards.

The following table summarizes the outstanding and exercisable stock option awards, including discontinued operations, as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price ($)	Shares	Weighted- Average Exercise Price ($)
$10.87	495,460	2.4	$10.87	495,460	$10.87
$11.00 to $17.06	112,416	6.4	14.92	55,738	16.16
$18.00 to $18.70	205,671	6.6	18.02	5,671	18.70
$18.77 to $29.56	367,424	7.0	23.27	247,604	22.81
$10.87 to $29.56	1,180,971	5.0	$16.36	804,473	$14.97

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table contains additional information pertaining to stock options, including discontinued operations, for the years ended December 31:

	2022	2021	2020
	(in thousands)
Total intrinsic value of stock options outstanding	$—	$2,032	$53,741
Total intrinsic value of stock options exercisable	—	2,032	38,367
Cash received from the exercise of stock options	—	5,211	15,839
Intrinsic fair value of stock options vested	4,761	4,641	4,669

As of December 31, 2022, the unamortized cost of the outstanding RSUs and PSUs was $8.5 million and $2.1 million, respectively, which we expect to recognize in the consolidated financial statements over weighted-average periods of approximately 1.4 years and 1.5 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $1.9 million, which we expect to recognize in the consolidated financial statements over a weighted-average period of approximately 2.1 years.

The fair value of the stock options granted during the years ended December 31 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2022	2021	2020
Weighted-average fair value	$8.05	$13.27	$13.11
Expected volatility	66.4%	55.9%	48.5%
Expected life	5.0 years	6.3 years	6.1 years
Risk-free interest rate	3.5%	1.4%	0.4%
Dividend yield	0.0%	0.0%	0.0%

Note 12. Long-Term Debt, Net of Current Maturities

Long-term debt, net of current maturities, as of December 31 consisted of the following:

	2022	2021
	(in thousands)
Unsecured financing—EMEA	$43,556	$48,444
Secured and unsecured working capital—India	15,246	10,269
Unsecured term loan—India	—	8,109
Equipment finance leases—Mexico	1,909	5,821
Equipment finance leases—EMEA	443	1,884
Other equipment finance leases	19	119
Total debt—principal	61,173	74,646
Less: Current maturities of long-term debt	(59,975)	(66,438)
Long-term debt, net of current maturities	$1,198	$8,208

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes borrowings under these facilities as of December 31:

		2022		2021
Credit Facilities	Interest Rates	Total Borrowing Capacity	Outstanding Balance	Total Borrowing Capacity	Outstanding Balance
		(in thousands)
Unsecured financing—EMEA	8.65-10.50%	$108,558	$43,556	$96,187	$48,444
Secured and unsecured working capital—India	6.50-7.37%	15,261	15,246	10,356	10,269
Total credit facilities		123,819	58,802	106,543	58,713

Equipment financing and term debt	Interest Rates	Total Facility	Outstanding Balance	Total Facility	Outstanding Balance
Unsecured term loan—India	3.67%	—	—	8,109	8,109
Equipment finance leases—Mexico	3.25-6.65%	12,205	1,909	22,978	5,821
Equipment finance leases—EMEA	6.00%	10,000	443	10,000	1,884
Other equipment finance leases	9.00-9.75%	65	19	220	119
Total equipment financing and term debt		22,270	2,371	41,307	15,933

Total debt—principal		$146,089	$61,173	$147,850	$74,646

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

As of December 31, 2022 and 2021, available capacity under the EMEA unsecured financing agreements was reduced by $3.4 million and $5.4 million, respectively, for outstanding letters of credit.

In addition to the total borrowing capacity above, as of December 31, 2022 and 2021, the various EMEA general credit agreements provided for additional financing up to approximately $5.2 million and $14.9 million related to letters of credit and other non-cash items, of which approximately $0.1 million and $0.1 million were outstanding as of the end of each year, respectively. Interest on the letters of credit and other non-cash items accrue at fixed rates of between 0.35% and 6.95% and are generally payable quarterly until the letters of credit are closed.

Due to the short-term nature of the unsecured financings in the EMEA segment, we estimate that fair-value approximates the face value of the notes.

Mexico:

In September 2021, we entered into a sale-lease agreement with a leasing company for the initial lease of up to $7.5 million of machinery and equipment at our Matamoros, Mexico facility. The lease includes an implied effective

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

interest rate of 4.1% annually and requires monthly payments during the 48-month term. The amount outstanding under this agreement as of December 31, 2022 was $1.2 million.

India:

In May 2021, we entered into a three-year unsecured term loan with an Indian financial institution to provide up to 600.0 million Indian rupee (approximately $7.2 million as of December 31, 2022) of unsecured financing. Interest on the term loan accrues at a fixed rate of 3.67% and is payable in quarterly installments starting in May 2022. The term loan was fully repaid in August 2022. Subsequently in August 2022, we increased the borrowing capacity of unsecured financing to be used for working capital under our existing general credit agreement with the same Indian financial institution from 400.0 million Indian Rupee (approximately $4.8 million as of December 31, 2022) to 850.0 million Indian Rupee (approximately $10.3 million as of December 31, 2022). Each borrowing on the working capital loan accrues interest at a fixed rate and is payable at the end of the term when the loan is repaid. The balance outstanding as of December 31, 2022 was $10.3 million and interest rates ranging from 6.50% to 6.80%.

In October 2022, we borrowed a total of $5.0 million in unsecured financing under our existing general credit agreement to be used for working capital. Interest on the working capital loan accrues at fixed rates ranging from 7.35% to 7.37% and is payable at the end of October 2023.

The average interest rate on our short-term borrowings as of December 31, 2022 and 2021 was approximately 8.96% and 3.74%, respectively.

The future aggregate annual principal maturities of debt as of December 31, 2022 are as follows:

Year Ending December 31,	(in thousands)
2023	$59,975
2024	819
2025	372
2026	7
Total debt—principal	$61,173

Note 13. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 13 years, some of which may include options to extend the leases up to five years.

The components of lease cost for the years ended December 31 were as follows:

	2022	2021
	(in thousands)
Total operating lease cost	$39,680	$34,955

Finance lease cost
Amortization of assets under finance leases	$4,165	$3,662
Interest on finance leases	300	637
Total finance lease cost	$4,465	$4,299

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Total lease liabilities as of December 31 were as follows:

	2022	2021
	(in thousands)
Operating Leases
Operating lease right of use assets	$152,312	$129,203

Current operating lease liabilities	$22,220	$22,275
Noncurrent operating lease liabilities	133,363	136,613
Total operating lease liabilities	$155,583	$158,888

Finance Leases
Property, plant and equipment, gross	$35,948	$26,405
Less: accumulated depreciation	(24,272)	(13,782)
Total property, plant and equipment, net	$11,676	$12,623

Current maturities of long-term debt	$1,174	$5,435
Long-term debt, net of debt issuance costs and current maturities	1,197	2,389
Total finance lease liabilities	$2,371	$7,824

Future minimum lease payments under noncancelable leases as of December 31, 2022 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2023	$33,986	$1,313
2024	31,474	790
2025	30,912	437
2026	29,783	10
2027	25,556	—
Thereafter	50,786	—
Total future minimum lease payments	202,497	2,550
Less: interest	(46,914)	(179)
Total lease liabilities	$155,583	$2,371

Supplemental cash flow information related to leases for the years ended December 31 was as follows:

	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,542	$33,299
Operating cash flows from finance leases	300	637
Financing cash flows from finance leases	5,100	5,750

Right of use assets obtained in exchange for new lease obligations:
Operating leases	25,131	13,232
Finance leases	215	1,817

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other information related to leases as of December 31 was as follows:

	2022	2021
Weighted-Average Remaining Lease Term (In Years):
Operating leases	6.4	6.7
Finance leases	2.1	1.9

Weighted-Average Discount Rate:
Operating leases	8.3%	8.2%
Finance leases	6.4%	5.8%

As of December 31, 2022, we have an additional lease related to office space totaling approximately $1.3 million which has not yet commenced, but which we expect will commence in the first quarter of 2023 with an initial term of seven years.

Note 14. Financial Instruments

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

All of our remaining outstanding foreign exchange forward contracts (excluding those with call options) expired during the year ended December 31, 2021. All of our remaining outstanding foreign exchange call option contracts expired during the year ended December 31, 2022.

With regards to our foreign exchange call option contracts, for the years ended December 31, 2022, 2021 and 2020, $1.5 million, $2.9 million and $0.2 million of premium amortization was recorded through cost of sales within our consolidated statements of operations, respectively.

As of December 31, 2022, and 2021 the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were zero and 0.4 billion Mexican Pesos (approximately $20.2 million), respectively.

Chinese Renminbi

All of our remaining outstanding foreign exchange forward contracts, for which hedge accounting does not apply, expired during the year ended December 31, 2022. With regards to our foreign exchange forward contracts, for the years ended December 31, 2022, 2021 and 2020, $0.1 million, $2.2 million and $1.8 million in gains were recorded through foreign currency loss within our consolidated statements of operations, respectively.

India Rupee

In November 2020, we entered into a monthly foreign exchange forward contract to hedge our exposure to exchange rate fluctuations on certain balance sheet amounts recorded on our India entities that are not the entities' functional currency. Hedge accounting does not apply to the foreign exchange forward contracts, all of which expired during the year ended December 31, 2021. For the year ended December 31, 2021, $0.7 million in gains were recorded through foreign currency loss within our consolidated statements of operations.

Beginning June 2021, we entered into a monthly foreign exchange call option contract to hedge the same exposure. Hedge accounting does not apply to the foreign exchange call option contract, which expired during the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, $0.2 million and $2.8 million in gains were recorded through foreign currency loss within our consolidated statements of operations, respectively. Additionally, with regards to our foreign exchange call option contract, for the year ended December 31, 2022, and

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2021 $1.0 million and $0.7 million of premium amortization was recorded as losses through foreign currency loss within our consolidated statements of operations, respectively.

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. For a detailed discussion of the fair value hierarchy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – Fair Value of Financial Instruments.

The fair values and location of financial instruments in our consolidated balance sheets as of December 31, were as follows:

	Consolidated Balance
Financial Instrument	Sheet Line Item	2022	2021
		(in thousands)
Foreign exchange forward contracts	Other current assets	$—	$1,580
Foreign exchange forward contracts	Accounts payable and accrued expenses	—	1,052

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations:

Comprehensive Income	Consolidated Statement of
(Loss) Component	Operations Line Item	2022	2021	2020
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(2,078)	$(3,037)	$996

Note 15. Mezzanine Equity

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

As of December 31, 2022, the carrying value of our Series A Preferred Stock, net of issuance costs, is $310 million, and holders have earned unpaid dividends in the amount of $44.7 million. We expect these dividends will be paid in kind for the first two years following the Series A Preferred Stock Closing Date. If the Series A Preferred Stock was redeemed in full as of December 31, 2022, the redemption amount would be $475.7 million. This redemption value includes (i) the par value of all currently outstanding Series A Preferred Shares, (ii) accrued paid-in-kind (PIK) dividends, (iii) remaining cash dividends through the third anniversary, and (iv) the applicable redemption premium of 102%.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The holders of the Series A Preferred Stock will have the option to require us to redeem any portion of the Series A Preferred Stock at any time after the fifth anniversary of the Series A Preferred Stock Closing Date or an event of noncompliance occurs. We shall be required to redeem all of the outstanding shares of Series A Preferred Stock automatically upon the occurrence of (i) a change of control or a liquidation event, or (ii) any insolvency event. Upon consummation of any such mandatory redemption, we shall pay to the holders from whom such shares were redeemed an amount that would equal the applicable redemption price effective as of the date of the event.

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

Warrants—In August 2022, the Series A Preferred Stockholders exercised the outstanding, fully vested warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the Series A Preferred Stockholders of an aggregate of 4,664,155 shares of common stock.

Compound Derivative— Certain features embedded with the Series A Preferred Stock are required to be bifurcated as derivative instruments. The compound derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of December 31, 2022, the compound derivative had a value of $0.0 million. For the year ended December 31, 2022, there were no mark-to-market adjustments recorded through earnings.

Note 16. Restructuring charges, net

Restructuring charges, net for the years ended December 31 were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$113	$(794)	$472	$(209)
Other restructuring costs	472	—	—	472
Total restructuring charges, net	$585	$(794)	$472	$263

	Year Ended December 31, 2021
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$4,780	$6,629	$1,131	$12,540
Other restructuring costs	3	—	—	3
Total restructuring charges, net	$4,783	$6,629	$1,131	$12,543

	Year Ended December 31, 2020
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$—	$—	$—	$—
Other restructuring costs	205	—	—	205
Total restructuring charges, net	$205	$—	$—	$205

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Mexico	EMEA	Total
	(in thousands)
Balance at December 31, 2019	$—	$—	$—	$—
Restructuring charges, net	205	—	—	205
Payments	(205)	—	—	(205)
Balance at December 31, 2020	—	—	—	—
Restructuring charges, net	4,783	6,629	1,131	12,543
Payments	(2,145)	(4,468)	(1,131)	(7,744)
Balance at December 31, 2021	2,638	2,161	—	4,799
Restructuring charges, net	585	(794)	472	263
Payments	(2,766)	(1,367)	(442)	(4,575)
Balance at December 31, 2022	$457	$—	$30	$487

Note 17. Commitments and Contingencies

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including claims related to our associate health care, workers’ compensation and general liability. Liabilities associated with these risks are estimated based on, among other things, historical claims experience, severity factors, and other actuarial assumptions. Our loss exposure related to self-insurance is limited by stop loss coverage on a per occurrence and aggregate basis. We regularly analyze our reserves for incurred but not reported claims, and for reported but not paid claims related to our self-funded insurance programs. While we believe our reserves are adequate, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known.

Dividend Restrictions

Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($16.1 million) of registered capital is contributed to a surplus reserve, our China discontinued operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China discontinued operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. As of December 31, 2022, the amount of the surplus reserve fund was $1.5 million. In July 2021, one of our subsidiaries in China paid a dividend of approximately $19.5 million, net of withholding taxes, to our subsidiary in Switzerland. In November 2022, one of our subsidiaries in China made a return of capital of approximately $18.0 million, to our subsidiary in Switzerland. In December 2022, our subsidiaries in China paid dividends of approximately $3.9 million, net of withholding taxes, to our subsidiaries in the U.S. and Switzerland. We plan to shut down our business operations in China in the next 12 months. After all assets and liabilities related to our discontinued operations have been disposed of and/or sold, and after all legal and Chinese-statutory requirements have been met, our subsidiaries in China may distribute any remaining shareholders’ equity, including retained earnings, to our subsidiary in Switzerland.

Collective Bargaining Agreements

Certain of our associates in Türkiye and Matamoros, Mexico are covered by collective bargaining agreements. Our collective bargaining agreement with our associates in Türkiye was in effect through the end of 2022. We are in the process of negotiating an amendment to this agreement for 2023. We have separate collective bargaining agreements for each of our Matamoros, Mexico manufacturing facilities. We amended a collective bargaining agreement at one of our Matamoros, Mexico manufacturing facilities to adjust the salaries and bonuses payable to our associates for calendar year 2022, and this collective bargaining agreement is in effect through March 2023. We have a collective bargaining agreement for our other facility in Matamoros, Mexico that we took over from Nordex, which is in effect through April 2023.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 18. Income Taxes

Total income taxes for the years ended December 31, 2022, 2021 and 2020 were allocated as follows:

	2022	2021	2020
	(in thousands)
Income tax provision from continuing operations	$(29,613)	$(29,826)	$(7,414)
Income tax (provision) benefit from discontinued operations	(6,194)	3,066	(3,870)
Total income tax provision	$(35,807)	$(26,760)	$(11,284)

Geographic sources of income (loss) before income taxes from continuing operations are as follows for the years ended December 31:

	2022	2021	2020
	(in thousands)
U.S.	$(123,795)	$(153,273)	$(49,096)
Türkiye	60,301	(8,551)	(26,566)
Mexico	14,034	10,297	8,509
India	24,639	26,453	(13,810)
Other	(1,116)	(994)	2,980
Total loss before income taxes	$(25,937)	$(126,068)	$(77,983)

Tax Legislation

In August 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA), which, among other things, introduced a 15% minimum tax based on adjusted financial statement income of certain large corporations with a three-year average adjusted financial statement income in excess of $1 billion, a 1% excise tax on the fair market value of stock repurchases by covered corporations and several tax incentives to promote clean energy. The provisions of the IRA will be effective for periods beginning after December 31, 2022. The Company is continuing to evaluate the IRA and its potential impact on future periods. At this time, the Company does not expect the minimum tax or excise tax provisions of the IRA to have a material impact on its consolidated financial statements.

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

The Internal Revenue Service published final regulations in July 2020 to address the application of the high-tax exclusion from GILTI under the Tax Reform allowing us to make an annual election to exclude GILTI of our foreign subsidiaries with an effective tax rate greater than 90% of the U.S. corporate rate. During the year ended December 31, 2020, we recognized $10.6 million of tax benefits as a result of this change in legislation.

We do not provide deferred taxes related to U.S. GAAP basis in excess of outside tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries. As of December 31, 2022, our undistributed earnings from continuing operations of certain of our foreign subsidiaries amounted to approximately $162.7 million, and we consider those earnings reinvested indefinitely.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The income tax provision includes U.S. federal, state, and local taxes, Türkiye, Mexico and India taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the income tax provision (benefit) for the years ended December 31 are as follows:

	2022	2021	2020
	(in thousands)
Current:
U.S. federal	$—	$(630)	$—
U.S. state and local taxes	(1,316)	(23)	32
Foreign	26,800	22,048	15,935
Total current	25,484	21,395	15,967
Deferred:
U.S. federal	—	3,869	(2,271)
U.S. state and local taxes	—	2,374	(1,385)
Foreign	4,129	2,188	(4,897)
Total deferred	4,129	8,431	(8,553)
Total income tax provision	$29,613	$29,826	$7,414

The following is a reconciliation from the U.S. statutory income tax rate to our effective income tax rate for the years ended December 31:

	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	22.3	(13.5)	(17.9)
Foreign permanent differences	(31.2)	—	(1.8)
Tax rate change	(0.6)	0.1	(0.7)
Withholding taxes	(25.8)	(4.6)	(2.0)
GILTI income	(3.2)	(6.6)	13.7
Unrecognized tax benefits	(15.5)	(1.7)	(8.0)
Share-based compensation	(5.9)	(0.5)	0.6
Valuation allowance	(104.2)	(22.8)	(15.1)
State taxes	9.5	1.0	1.4
Deferred tax adjustments	7.7	(0.9)	—
State incentive credits	5.1	—	—
Foreign currency / inflationary adjustments	10.2	3.8	0.6
Other	(3.6)	1.0	(1.3)
Effective income tax rate	(114.2)%	(23.7)%	(9.5)%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the components of deferred tax assets and liabilities, included in other noncurrent assets and other noncurrent liabilities, respectively, in the consolidated balance sheets as of December 31:

	2022	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$51,180	$40,028	$30,790
Deferred revenue	—	1,504	—
Non-deductible accruals	(520)	3,572	8,519
Equity compensation	4,468	2,892	3,298
Lease liabilities	26,244	24,043	20,202
Non-deductible interest	5,976	5,618	3,302
Tax credits	1,931	1,931	1,931
Other	18,325	9,472	5,967
Gross deferred tax assets	107,604	89,060	74,009
Valuation allowance	(58,908)	(38,262)	(11,616)
Total deferred tax assets	48,696	50,798	62,393

Deferred tax liabilities:
Deferred revenue	(3,848)	(2,155)	(3,446)
Depreciation	(12,779)	(16,453)	(24,413)
Lease assets	(25,398)	(23,357)	(19,691)
Other	(2,385)	(3,326)	35
Total deferred tax liabilities	(44,410)	(45,291)	(47,515)
Net deferred tax assets	$4,286	$5,507	$14,878

The deferred tax valuation allowance as of December 31 consisted of the following:

	2022	2021	2020
	(in thousands)
Valuation allowance at beginning of year	$(38,262)	$(11,616)	$(11,281)
Benefits obtained (costs accumulated)	(20,646)	(26,646)	(335)
Valuation allowance at end of year	$(58,908)	$(38,262)	$(11,616)

The valuation allowance at December 31, 2022 primarily relates to the U.S. federal and state deferred tax assets and certain foreign net operating losses (NOLs) that we believe do not meet the more-likely-than-not criteria for recording the related benefits. During the years ended December 31, 2022, 2021, and 2020, we recognized tax expense of $20.6 million, $26.6 million, and $0.3 million, respectively, due to the establishment of a valuation allowance in Spain in 2022 and in the U.S. in 2021. During the years ended December 31, 2022, 2021, and 2020, we recognized tax expense of $12.6 million, $1.9 million, and $0.1 million, respectively, for the establishment of a valuation allowance on our discontinued operations in China. During 2020, we recognized $0.6 million tax benefits from the release of valuation allowance against deferred tax assets in India and changes to realizability of certain attributes in the U.S.

As of December 31, 2022, we have U.S. federal and state NOL carryforwards of $230.9 million and $264.3 million, respectively, with foreign NOL carryforwards of approximately $2.7 million and foreign tax credits of approximately $1.9 million available to offset future U.S. and India taxable income. A portion of the U.S. federal and all state NOL carryforwards expire in varying amounts through 2039 with most of the U.S. federal NOLs having indefinite lives. We also have foreign tax credits that expire in 2026 and foreign NOL carryforwards that expire in varying amounts through 2028. The utilization of our NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the NOL carryforwards.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We recognize the impact of a tax position in the financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. We disclose all unrecognized tax benefits, which include the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. Included in the balance of unrecognized tax benefits from continuing operations as of December 31, 2022 are $13.4 million, of tax benefits that, if recognized, would reduce our annual effective rate. We do not anticipate any decreases to unrecognized tax benefits in the coming year. Our policy is to recognize any interest and penalties related to our tax positions as a component of our income tax provision or benefit. There was no material estimated interest or penalties to accrue in 2022, 2021, or 2020 related to the unrecognized tax benefits.

The following is a reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31:

	2022	2021	2020
	(in thousands)
Unrecognized tax benefits at beginning of year	$9,020	$6,629	$—
Increases related to prior year tax positions	—	—	4,361
Increases related to current year tax positions	4,418	2,391	2,268
Unrecognized tax benefits at end of year	$13,438	$9,020	$6,629

We operate in and file income tax returns in various jurisdictions where we have continuing operations including Mexico, Türkiye, India, U.S., Denmark, Germany, Spain, United Kingdom and Switzerland, which are subject to examination by tax authorities. In the U.S., the federal tax returns for 2019 through 2021 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years. However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when NOLs or tax credits were generated and carried forward for subsequent utilization.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(55,550)	$(155,894)	$(85,397)
Preferred stock dividends and accretion	(58,903)	(6,040)	—
Net loss from continuing operations attributable to common stockholders	(114,453)	(161,934)	(85,397)
Net income (loss) from discontinued operations	$(9,755)	$(3,654)	$66,370
Net loss attributable to common stockholders	$(124,208)	$(165,588)	$(19,027)

Denominator:
Basic weighted-average shares outstanding	41,959	37,415	35,532
Effect of dilutive awards	—	—	—
Diluted weighted-average shares outstanding	41,959	37,415	35,532

Loss from continuing operations per common share:
Basic	$(2.73)	$(4.33)	$(2.40)
Diluted	$(2.73)	$(4.33)	$(2.40)

Income (loss) from discontinued operations per common share:
Basic	$(0.23)	$(0.10)	$1.86
Diluted	$(0.23)	$(0.10)	$1.86

Loss per common share:
Basic	$(2.96)	$(4.43)	$(0.54)
Diluted	$(2.96)	$(4.43)	$(0.54)

Dilutive shares excluded from the calculation due to net losses in the period	606	1,569	1,674
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	199	1	17

In August 2022, the holders of our outstanding, fully vested warrants, exercised the warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the holders of an aggregate of 4,664,155 shares of common stock.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 20. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (AOCL) by component for the years ended December 31, 2022, 2021 and 2020:

	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2019	$(22,012)	$(2,145)	$545	$(23,612)
Other comprehensive loss before reclassifications	(8,099)	(1,698)	(777)	(10,574)
Amounts reclassified from AOCL	—	—	996	996
Net tax effect	—	400	(200)	200
Net current period other comprehensive income (loss)	(8,099)	(1,298)	19	(9,378)
Balance at December 31, 2020	(30,111)	(3,443)	564	(32,990)
Other comprehensive income (loss) before reclassifications	(18,419)	4,414	(3,341)	(17,346)
Amounts reclassified from AOCL	—	—	(3,037)	(3,037)
Net tax effect	—	(971)	338	(633)
Net current period other comprehensive income (loss)	(18,419)	3,443	(6,040)	(21,016)
Balance at December 31, 2021	(48,530)	—	(5,476)	(54,006)
Other comprehensive income (loss) before reclassifications	37,685	—	3,012	40,697
Amounts reclassified from AOCL	—	—	(2,078)	(2,078)
Net tax effect	—	—	—	—
Net current period other comprehensive income	37,685	—	934	38,619
Balance at December 31, 2022	$(10,845)	$—	$(4,542)	$(15,387)

Note 21. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of total consolidated Company revenues for the years ended December 31 are as follows:

	2022		2021		2020
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
	(in thousands)		(in thousands)		(in thousands)
Customer 1—Vestas	$551,306	36.2%	$455,217	30.9%	$346,940	30.4%
Customer 2—GE	316,788	20.8	427,053	29.0	391,439	34.2
Customer 3—Nordex	496,999	32.6	374,076	25.4	212,951	18.6

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable as of December 31 are as follows:

	2022	2021
Customer	% of Total	% of Total
Customer 3—Nordex	65.2%	63.4%
Customer 5—ENERCON	10.9%	15.2%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 22. Segment Reporting

FASB ASC Topic 280, Segment Reporting, establishes standards for the manner in which companies report financial information about operating segments, products, services, geographic areas and major customers. In managing our business, management focuses on growing our revenues and earnings in select geographic areas serving primarily the wind energy market. We have continuing operations in the United States, Mexico, Türkiye and India.

The Company’s reportable segments are (1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. These reportable segments are reflective of how the Company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance.

As further described below, our operating segments are defined geographically as the U.S., Mexico, EMEA and India. Our U.S. and India segments operate in the U.S. dollar. Our Mexico segment operates in its local currency and includes a U.S. parent company that operates in the U.S. dollar. Our EMEA segment operates in the Euro, effective January 1, 2022. Prior to this, our EMEA segment operated in the Turkish Lira.

We divide our business operations into four geographic operating segments as follows:

Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa facility, in which production was temporarily shutdown at the end of the fourth quarter of 2021, (2) the manufacturing of precision molding and assembly systems used for our automotive business at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the automotive industry, which we also conduct at our Warren, Rhode Island facility, (4) wind blade inspection and repair services, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany and (7) our corporate headquarters, the costs of which are included in general and administrative expenses.

Our Mexico segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and two facilities in Matamoros, Mexico, (2) the manufacturing of precision molding and assembly systems and composite solutions for the automotive industry at our fourth Juárez, Mexico facility and (3) wind blade inspection and repair services.

Our EMEA segment includes (1) the manufacturing of wind blades at our two facilities in Izmir, Türkiye and wind blade inspection and repair services, (2) our wind blade inspection and repair service facility in Madrid, Spain and (3) wind blade inspection and repair services in the United Kingdom.

Our India segment manufactures wind blades from our manufacturing facility in Chennai, India.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding each of our segments as of or for the years ended December 31:

	2022	2021	2020
	(in thousands)
Net sales by segment:
U.S.	$89,170	$192,339	$184,288
Mexico	646,615	597,598	493,492
EMEA	568,992	482,220	373,545
India	217,964	200,229	91,729
Total net sales	$1,522,741	$1,472,386	$1,143,054
Net sales by geographic location:
United States	$89,170	$192,339	$184,288
Mexico	646,615	597,598	493,492
Türkiye	568,992	482,220	373,545
India	217,964	200,229	91,729
Total net sales	$1,522,741	$1,472,386	$1,143,054
Depreciation and amortization:
U.S.	$7,002	$8,269	$7,193
Mexico	17,161	17,047	18,587
EMEA	8,919	5,814	6,217
India	5,690	6,476	1,978
Total depreciation and amortization	$38,772	$37,606	$33,975
Income (loss) from continuing operations:
U.S.	$(46,387)	$(45,899)	$(50,214)
Mexico	(76,096)	(84,691)	(11,958)
EMEA	77,195	39,609	23,331
India	17,479	(845)	(16,832)
Total loss from continuing operations	$(27,809)	$(91,826)	$(55,673)
Capital expenditures:
U.S.	$6,233	$9,422	$6,949
Mexico	2,084	10,659	15,624
EMEA	4,110	2,103	10,887
India	4,304	12,352	19,071
Total capital expenditures	$16,731	$34,536	$52,531
Tangible long-lived assets:
U.S.	$23,076	$25,522
Mexico	56,495	71,208
EMEA (Türkiye)	27,005	14,413
India	30,265	31,470
Total tangible long-lived assets	$136,841	$142,613
Total assets:
U.S.	$187,014	$259,998
Mexico	325,614	266,936
EMEA (Türkiye)	231,337	192,737
India	183,029	168,464
Total assets from continuing operations	$926,994	$888,135

Note 23. Selected Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited financial information for each quarter of 2022 and 2021 related to our continuing and discontinued operations. The unaudited quarterly information includes all normal recurring adjustments that, in the opinion of management, are necessary for the fair presentation of the information

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

for the periods presented. The operating results for any quarter are not necessarily indicative of the results for any future period. The unaudited quarterly results are as follows:

	Results from Continuing Operations
	First Quarter 2022	Second Quarter 2022	Third Quarter 2022	Fourth Quarter 2022
	(in thousands, except per share data)
Net sales	$343,525	$392,502	$384,438	$402,276
Cost of sales	332,421	386,218	380,729	383,060
Startup and transition costs	10,077	7,519	4,821	3,251
Total cost of goods sold	342,498	393,737	385,550	386,311
Gross profit (loss)	1,027	(1,235)	(1,112)	15,965
General and administrative expenses	7,860	6,688	8,030	9,771
Loss on sale of assets and asset impairments	908	2,265	2,969	3,700
Restructuring charges, net	457	(658)	(189)	653
Income (loss) from continuing operations	(8,198)	(9,530)	(11,922)	1,841
Other income (expense):
Interest expense, net	(707)	(955)	(1,210)	(2,157)
Foreign currency income (loss)	403	5,696	8,207	(9,735)
Miscellaneous income (expense)	54	(48)	991	1,333
Total other income (expense)	(250)	4,693	7,988	(10,559)
Loss from continuing operations before income taxes	(8,448)	(4,837)	(3,934)	(8,718)
Income tax provision	(2,944)	(5,882)	(2,852)	(17,935)
Net loss from continuing operations	(11,392)	(10,719)	(6,786)	(26,653)
Preferred stock dividends and accretion	(14,132)	(14,550)	(14,976)	(15,245)
Net loss from continuing operations attributable to common stockholders	$(25,524)	$(25,269)	$(21,762)	$(41,898)
Net loss from continuing operations per common share(1):
Basic	$(0.61)	$(0.60)	$(0.52)	$(1.00)
Diluted	$(0.61)	$(0.60)	$(0.52)	$(1.00)

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Results from Continuing Operations
	First Quarter 2021	Second Quarter 2021	Third Quarter 2021	Fourth Quarter 2021
	(in thousands, except per share data)
Net sales	$327,778	$367,699	$427,730	$349,179
Cost of sales	311,184	362,257	418,426	367,288
Startup and transition costs	14,354	10,099	14,541	11,838
Total cost of goods sold	325,538	372,356	432,967	379,126
Gross profit (loss)	2,240	(4,657)	(5,237)	(29,947)
General and administrative expenses	8,922	6,712	8,185	5,427
Loss on sale of assets and asset impairments	1,088	1,265	7,117	2,966
Restructuring charges, net	—	3	1,083	11,457
Loss from continuing operations	(7,770)	(12,637)	(21,622)	(49,797)
Other income (expense):
Interest expense, net	(2,706)	(2,702)	(2,669)	(5,567)
Foreign currency income (loss)	(4,345)	(5,024)	3,678	(16,279)
Miscellaneous income	385	503	185	299
Total other income (expense)	(6,666)	(7,223)	1,194	(21,547)
Loss from continuing operations before income taxes	(14,436)	(19,860)	(20,428)	(71,344)
Income tax benefit (provision)	9,476	(26,553)	(7,852)	(4,897)
Net loss from continuing operations	(4,960)	(46,413)	(28,280)	(76,241)
Preferred stock dividends and accretion	—	—	—	(6,040)
Net loss from continuing operations attributable to common stockholders	$(4,960)	$(46,413)	$(28,280)	$(82,281)
Net loss from continuing operations per common share(1):
Basic	$(0.14)	$(1.26)	$(0.76)	$(2.10)
Diluted	$(0.14)	$(1.26)	$(0.76)	$(2.10)

	Results from Discontinued Operations
	First Quarter 2022	Second Quarter 2022	Third Quarter 2022	Fourth Quarter 2022
	(in thousands, except per share data)
Net sales	$41,345	$59,866	$74,833	$59,544
Cost of sales	38,533	54,880	65,049	42,239
Startup and transition costs	5,466	2,528	—	—
Total cost of goods sold(2)	43,999	57,408	65,049	42,239
Gross profit (loss)	(2,654)	2,458	9,784	17,305
Loss on sale of assets and asset impairments	51	298	602	16,579
Restructuring charges, net	1,936	668	102	17,469
Income (loss) from discontinued operations	(4,641)	1,492	9,080	(16,743)
Other income (expense):
Interest income (expense), net	(62)	42	61	106
Foreign currency income (loss)	(193)	4,190	3,155	(1,525)
Miscellaneous income (expense)	488	357	282	350
Total other income (expense)	233	4,589	3,498	(1,069)
Income (loss) from discontinued operations before income taxes	(4,408)	6,081	12,578	(17,812)
Income tax provision	—	(872)	(7,259)	1,937
Net income (loss) from discontinued operations	$(4,408)	$5,209	$5,319	$(15,875)
Net income (loss) from discontinued operations per common share(1):
Basic	$(0.10)	$0.12	$0.13	$(0.38)
Diluted	$(0.10)	$0.12	$0.13	$(0.38)

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Results from Discontinued Operations
	First Quarter 2021	Second Quarter 2021	Third Quarter 2021	Fourth Quarter 2021
	(in thousands, except per share data)
Net sales	$76,902	$91,142	$51,869	$40,284
Cost of sales	71,872	78,159	53,762	50,383
Startup and transition costs	—	—	—	—
Total cost of goods sold(2)	71,872	78,159	53,762	50,383
Gross profit (loss)	5,030	12,983	(1,893)	(10,099)
Loss on sale of assets and asset impairments	209	186	133	146
Restructuring charges, net	258	2,193	339	8,429
Income (loss) from discontinued operations	4,563	10,604	(2,365)	(18,674)
Other income (expense):
Interest income, net	2	11	7	2
Foreign currency income (loss)	618	(1,480)	280	(1,119)
Miscellaneous income (expense)	354	(182)	77	582
Total other income (expense)	974	(1,651)	364	(535)
Income (loss) from discontinued operations before income taxes	5,537	8,953	(2,001)	(19,209)
Income tax benefit (provision)	(2,374)	(2,337)	(396)	8,173
Net income (loss) from discontinued operations	$3,163	$6,616	$(2,397)	$(11,036)
Net income (loss) from discontinued operations per common share(1):
Basic	$0.09	$0.18	$(0.07)	$(0.29)
Diluted	$0.09	$0.18	$(0.07)	$(0.29)

(1)
The sum of the quarterly net income (loss) per common share amounts may not equal the annual net income (loss) per common share amount due to relative changes in the weighted-average number of shares used in the share computations. Other amounts may not equal the annual total due to rounding between periods.
(2)
Included in cost of sales related to our discontinued operations for the three months ended March 31, June 30, September 30, and December 31, 2022 was depreciation and amortization expense of $2.0 million, $1.8 million, $1.1 million, and $1.9 million, respectively. In addition, included in cost of sales related to our discontinued operations for the three months ended March 31, June 30, September 30, and December 31, 2022 was share based compensation expense of $0.2 million, $0.1 million, $0.1 million, $0.2 million, respectively.
(3)
Included in cost of sales related to our discontinued operations for the three months ended March 31, June 30, September 30, and December 31, 2021 was depreciation and amortization expense of $3.0 million, $3.7 million, $3.9 million, and $4.5 million, respectively. In addition, included in cost of sales related to our discontinued operations for the three months ended March 31, June 30, September 30, and December 31, 2021 was share based compensation expense of $0.1 million, $0.2 million, $0.2 million, $0.1 million, respectively.

Exhibit Index

Number	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

3.2

Third Amended and Restated By-laws of the Registrant as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on May 19, 2022)

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

Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.3†

Supply Agreement between General Electric International, Inc. and TPI Mexico III, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on December 30, 2020)

10.4†

Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 18, 2013, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on December 30, 2020)

10.5†

First Amendment to Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on December 30, 2020)

10.6

Lease between TPI Iowa, LLC and Opus Northwest L.L.C., dated November 13, 2007, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.7

Sixth Amendment to Lease between TPI Iowa, LLC and ILPT Newton Iowa, LLC, dated October 10, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on November 3, 2022)

10.8

Commencement Date Memorandum between TPI Iowa LLC and Opus Northwest, L.L.C., entered into as of July 25, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.9

Lease between TPI Kompozit Kanat Sanayi ve Ticaret A.S. and Med Union Containers A.S., dated March 16, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.10

Lease between the Registrant (f/k/a LCSI Holding, Inc.) and Gainey Center II LLC, dated June 12, 2007, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.11

Lease between TPI, Inc. (f/k/a TPI Composites, Inc.) and Borden & Remington Fall River LLC, dated as of December 1, 2008, as superseded by Standard Industrial Lease between TPI, Inc. and Borden & Remington Fall River LLC, dated June 28, 2010, as amended (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.12

Lease between Composite Solutions, Inc. and TN Realty, LLC, dated September 30, 2004, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.13

Lease between TPI-Composites S. de R.L. de C.V. and Deutsche Bank México, S.A. Institución de Banca Múltiple, Division Fiduciaria, as Trustee of Trust F/1638, dated April 15, 2013, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.14

Amendment Agreement, among Macquarie Mexico Real Estate Management S.A. de. C.V., TPI-Composites, S. de R.L. de C.V. and TPI Composites, Inc., dated November 27, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.15

Lease between TPI-Composites S. de R.L. de C.V. and The Bank of New York Mellon, S.A., as Trustee in the Trust F/00335, dated September 25, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.16

Lease between TPI Mexico, LLC and Trailer Transfer, Inc., dated October 16, 2013 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.17

Lease between TPI Mexico, LLC and Lanestone 1, LLC, dated April 14, 2014 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.18

Form of Employment Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K (File No. 001-37839) filed on February 25, 2021)

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

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

10.24	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

10.25

Lease between Phoenix Newton LLC and TPI Iowa II, LLC, dated January 5, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.26

Master Lease Agreement Subject to Condition between TPI Composites II, S. de R.L. de C.V. and QVC II, S. de. R.L. de C.V. dated May 25, 2017, as amended (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.27

Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 001-37839) filed on February 25, 2021)

10.28

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

10.29

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

10.30

Amendment No. 1 dated as of May 24, 2019 to the Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on August 7, 2019)

10.31

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

10.32

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

10.33

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

10.35

Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.36

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

10.40

Investor Rights Agreement, dated as of November 22, 2021, among the Registrant, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.41

Warrant Certificate, dated as of November 22, 2021, issued to Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.42

Warrant Certificate, dated as of November 22, 2021, issued to Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.43

Warrant Certificate, dated as of November 22, 2021, issued to Opps TPIC Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.44

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

TPI COMPOSITES, INC.

Date: February 22, 2023	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer (Principal Financial Officer)

We, the undersigned officers and directors of TPI Composites, Inc., hereby severally constitute and appoint William E. Siwek and Ryan Miller and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him or her and, place and stead, and in any and all capacities, to sign conformed for us and in our names in the capacities indicated below any and all signatures and amendments to this report, and to file the same, with all exhibits thereto, filing date and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William E. Siwek	President, Chief Executive Officer and Director	February 22, 2023
William E. Siwek	(Principal Executive Officer)

/s/ Ryan Miller	Chief Financial Officer	February 22, 2023
Ryan Miller	(Principal Financial Officer)

/s/ Jayshree S. Desai	Director	February 22, 2023
Jayshree S. Desai

/s/ Philip J. Deutch	Director	February 22, 2023
Philip J. Deutch

/s/ Paul G. Giovacchini	Lead Independent Director	February 22, 2023
Paul G. Giovacchini

/s/ Bavan M. Holloway	Director	February 22, 2023
Bavan M. Holloway

/s/ Linda P. Hudson	Director	February 22, 2023
Linda P. Hudson

/s/ James A. Hughes	Director	February 22, 2023
James A. Hughes

/s/ Tyrone M. Jordan	Director	February 22, 2023
Tyrone M. Jordan

/s/ Andrew Moir	Director	February 22, 2023
Andrew Moir

/s/ Steven C. Lockard	Director and Chairman of the Board	February 22, 2023
Steven C. Lockard