Form 10-Q
period 2023-03-31
TPI COMPOSITES, INC
filed 2023-05-03
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 29, 2023, there were 42,479,774 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
changes in macroeconomic and market conditions, including the potential impact of any pandemic, risk of recession, inflation, supply chain constraints, commodity prices and exchange rates, and the impact of such changes on our business and results of operations;
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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (SEC) on February 22, 2023 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$164,231	$133,546
Restricted cash	8,793	9,854
Accounts receivable	178,651	184,809
Contract assets	233,932	215,939
Prepaid expenses	32,606	29,119
Other current assets	30,764	26,052
Inventories	14,539	10,661
Current assets of discontinued operations	22,692	35,182
Total current assets	686,208	645,162
Property, plant and equipment, net	131,087	136,841
Operating lease right of use assets	147,944	152,312
Other noncurrent assets	27,658	27,861
Total assets	$992,897	$962,176

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$278,684	$280,499
Accrued warranty	22,973	22,347
Current maturities of long-term debt	61,624	59,975
Current operating lease liabilities	22,591	22,220
Contract liabilities	—	17,100
Current liabilities of discontinued operations	15,574	54,440
Total current liabilities	401,446	456,581
Long-term debt, net of current maturities	128,710	1,198
Noncurrent operating lease liabilities	129,753	133,363
Other noncurrent liabilities	11,154	10,670
Total liabilities	671,063	601,812
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 shares issued and outstanding at March 31, 2023 and December 31, 2022; liquidation preference of $484,795 at March 31, 2023 and $475,735 at December 31, 2022	325,050	309,877
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 42,996 shares issued and 42,480 shares outstanding at March 31, 2023 and 100,000 shares authorized, 42,369 shares issued and 42,044 shares outstanding at December 31, 2022	430	424
Paid-in capital	376,527	407,570
Accumulated other comprehensive loss	(13,377)	(15,387)
Accumulated deficit	(356,696)	(334,569)
Treasury stock, at cost, 516 shares at March 31, 2023 and 325 shares at December 31, 2022	(10,100)	(7,551)
Total stockholders’ equity	(3,216)	50,487
Total liabilities, mezzanine equity and stockholders’ equity	$992,897	$962,176

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except per share data)
Net sales	$404,066	$343,525
Cost of sales	399,381	332,421
Startup and transition costs	1,980	10,077
Total cost of goods sold	401,361	342,498
Gross profit	2,705	1,027
General and administrative expenses	7,034	7,860
Loss on sale of assets and asset impairments	3,593	908
Restructuring charges, net	75	457
Loss from continuing operations	(7,997)	(8,198)
Other income (expense):
Interest expense, net	(2,528)	(707)
Foreign currency income (loss)	(1,214)	403
Miscellaneous income	453	54
Total other expense	(3,289)	(250)
Loss from continuing operations before income taxes	(11,286)	(8,448)
Income tax provision	(3,860)	(2,944)
Net loss from continuing operations	(15,146)	(11,392)
Preferred stock dividends and accretion	(15,173)	(14,132)
Net loss from continuing operations attributable to common stockholders	(30,319)	(25,524)
Net loss from discontinued operations	(6,981)	(4,408)
Net loss attributable to common stockholders	$(37,300)	$(29,932)

Weighted-average shares of common stock outstanding:
Basic	42,284	41,899
Diluted	42,284	41,899

Net loss from continuing operations per common share:
Basic	$(0.72)	$(0.61)
Diluted	$(0.72)	$(0.61)

Net loss from discontinued operations per common share:
Basic	$(0.16)	$(0.10)
Diluted	$(0.16)	$(0.10)

Net loss per common share:
Basic	$(0.88)	$(0.71)
Diluted	$(0.88)	$(0.71)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net loss from continuing operations attributable to common stockholders	$(30,319)	$(25,524)
Net loss from discontinued operations	(6,981)	(4,408)
Net loss attributable to common stockholders	(37,300)	(29,932)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,010	43,369
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 and $0 respectively	—	2,705
Comprehensive income (loss)	$(35,290)	$16,142

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2023
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(22,127)	—	(22,127)
Preferred stock dividends	—	10,706	—	—	(10,706)	—	—	—	(10,706)
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,549)	(2,549)
Issuances under share- based compensation plan	—	—	627	6	—	—	—	—	6
Share-based compensation expense	—	—	—	—	2,720	—	—	—	2,720
Accretion of Series A Preferred Stock	—	4,467	—	—	(4,467)	—	—	—	(4,467)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Balance at March 31, 2023	350	$325,050	42,996	$430	$376,527	$(13,377)	$(356,696)	$(10,100)	$(3,216)

	Three Months Ended March 31, 2022
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2021	350	$250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(15,800)	—	(15,800)
Preferred stock dividends	—	9,605	—	—	(9,605)	—	—	—	(9,605)
Other comprehensive income	—	—	—	—	—	46,074	—	—	46,074
Common stock repurchased for treasury	—	—	—	—	—	—	—	(343)	(343)
Issuances under share- based compensation plan	—	—	106	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,279	—	—	—	3,279
Accretion of Series A Preferred Stock	—	4,527	—	—	(4,527)	—	—	—	(4,527)
Balance at March 31, 2022	350	$265,106	37,524	$375	$440,587	$(7,932)	$(285,064)	$(6,935)	$141,031

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(22,127)	$(15,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,722	11,753
Loss on sale of assets and asset impairments	5,770	959
Share-based compensation expense	2,668	3,309
Amortization of debt issuance costs	79	—
Deferred income taxes	(267)	(277)
Changes in assets and liabilities:
Accounts receivable	2,126	(30,670)
Contract assets and liabilities	(34,588)	(14,906)
Operating lease right of use assets and operating lease liabilities	(8,395)	339
Inventories	(2,514)	(6,027)
Prepaid expenses	(6,466)	(7,704)
Other current assets	(5,042)	(1,249)
Other noncurrent assets	4,608	1,006
Accounts payable and accrued expenses	(30,541)	(19,113)
Accrued warranty	626	(3,077)
Other noncurrent liabilities	480	403
Net cash used in operating activities	(83,861)	(81,054)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,275)	(5,516)
Net cash used in investing activities	(3,275)	(5,516)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	132,500	—
Purchase of capped calls	(18,590)	—
Payments of debt issuance costs	(4,803)	—
Proceeds from working capital loans	8,936	3,967
Repayments of working capital loans	(10,246)	(3,951)
Principal repayments of finance leases	(578)	(1,545)
Net proceeds from (repayments of) other debt	3,076	(21,408)
Proceeds from exercise of stock options	—	1
Repurchase of common stock including shares withheld in lieu of income taxes	(2,549)	(343)
Net cash provided by (used in) financing activities	107,746	(23,279)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	730	(1,607)
Net change in cash, cash equivalents and restricted cash	21,340	(111,456)
Cash, cash equivalents and restricted cash, beginning of year	153,069	252,218
Cash, cash equivalents and restricted cash, end of period	$174,409	$140,762

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$1,654	$639
Cash paid for income taxes, net of refunds	3,344	10,828
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	786	8,298
Property, plant, and equipment obtained in exchange for new finance lease liabilities	197	—
Accrued capital expenditures in accounts payable	1,814	1,397
Paid-in-kind preferred stock dividends and accretion	15,173	14,132

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	March 31,	December 31,	March 31,	December 31,
	2023	2022	2022	2021
	(in thousands)
Cash and cash equivalents	$164,231	$133,546	$120,275	$216,236
Restricted cash	8,793	9,854	9,869	10,053
Cash and cash equivalents of discontinued operations	1,385	9,669	10,618	25,929
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$174,409	$153,069	$140,762	$252,218

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Significant Accounting Policies

Functional Currency Change from Turkish Lira to Euro for the Company’s Turkish operations.

Effective January 1, 2022, the functional currency for our operations in Türkiye changed from the Turkish Lira to the Euro. Nonmonetary assets and liabilities were remeasured into Euros at the rate in effect on the date of the asset's or liability’s inception and then translated into reporting currency based on the current exchange rate. The monetary assets and liabilities were remeasured into Euros at the rate in effect on the date of change and then translated into reporting currency based on the current exchange rate. The difference between the historical basis of nonmonetary assets and liabilities and the new basis of $44.9 million (increase in net assets) was recorded in the currency translation adjustment account. The amount recorded in the currency translation adjustment account for prior periods was not reversed upon the change in functional currency. The majority of the initial impact of the functional currency change was to property, plant and equipment and operating lease right of use assets with an offset to the currency translation adjustment account. See Note 1(b) to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the functional currency change for our operations in Türkiye.

Note 2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2023, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Accounting Pronouncements

Recently Issued Accounting Pronouncements

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), which requires the disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. We adopted this standard on January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024, and it did not have a material impact on our condensed consolidated financial statements.

The Company has determined that no other recent accounting pronouncements apply to our operations or could otherwise have a material impact on our consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Discontinued Operations

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

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$1,385	$9,669
Accounts receivable	3,575	2,716
Prepaid expenses	4,937	1,877
Inventories	169	1,501
Property, plant and equipment, net	10,471	17,678
Other classes of assets that are not major	2,155	1,741
Total assets of discontinued operations	$22,692	$35,182

Accounts payable and accrued expenses	$7,422	$26,942
Accrued restructuring	7,942	17,764
Operating lease liabilities	—	9,524
Other classes of liabilities that are not major	210	210
Total liabilities of discontinued operations	$15,574	$54,440

The following table presents the components of net income (loss) from discontinued operations:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net sales	$2,167	$41,345
Cost of sales	5,736	38,533
Startup and transition costs	—	5,466
Total cost of goods sold	5,736	43,999
Gross profit (loss)	(3,569)	(2,654)
Loss on sale of assets and asset impairments	2,177	51
Restructuring charges, net	1,458	1,936
Loss from discontinued operations	(7,204)	(4,641)
Other income (expense):
Interest income (expense), net	39	(62)
Foreign currency loss	(1,035)	(193)
Miscellaneous income	1,219	488
Total other income	223	233
Loss before income taxes	(6,981)	(4,408)
Income tax benefit (provision)	—	—
Net loss from discontinued operations	$(6,981)	$(4,408)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents summarized cash flows from discontinued operations:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities from discontinued operations	$(8,067)	$(14,342)
Net cash used in investing activities from discontinued operations	(185)	(973)
Additional non-cash items related to operating activities from discontinued operations:
Depreciation and amortization	—	1,986
Share-based compensation expense	115	226

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Severance	Other	Total
	(in thousands)
Balance at December 31, 2022	$15,757	$2,007	$17,764
Restructuring charges, net	(17)	1,475	1,458
Payments	(9,184)	(2,096)	(11,280)
Balance at March 31, 2023	$6,556	$1,386	$7,942

Note 4. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (d) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended March 31, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$154,462	$166,837	$66,293	$387,592
Automotive sales	10,261	—	—	—	10,261
Field service, inspection and repair services sales	5,359	178	676	—	6,213
Total net sales	$15,620	$154,640	$167,513	$66,293	$404,066

	Three Months Ended March 31, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$99	$130,396	$149,404	$41,887	$321,786
Automotive sales	12,857	—	—	—	12,857
Field service, inspection and repair services sales	8,601	—	281	—	8,882
Total net sales	$21,557	$130,396	$149,685	$41,887	$343,525

For a further discussion regarding our operating segments, see Note 17, Segment Reporting.

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

Contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2023	2022	$ Change
	(in thousands)
Gross contract assets	$267,127	$231,487	$35,640
Less: reclassification from contract liabilities	(33,195)	(15,548)	(17,647)
Contract assets	$233,932	$215,939	$17,993

	March 31,	December 31,
	2023	2022	$ Change
	(in thousands)
Gross contract liabilities	$33,195	$32,648	$547
Less: reclassification to contract assets	(33,195)	(15,548)	(17,647)
Contract liabilities	$—	$17,100	$(17,100)

Contract assets increased by $18.0 million from December 31, 2022 to March 31, 2023 due to an increase in unbilled production during the three months ended March 31, 2023. Contract liabilities, net of the amounts reclassed to contract assets decreased by $17.1 million from December 31, 2022 to March 31, 2023.

For the three months ended March 31, 2023, we recognized $17.1 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.3 billion. This total transaction price excludes approximately $22.5 million of variable consideration related to one of our customer supply agreements, which has been constrained primarily due to uncertainty associated with production volume during the remaining term. Had the variable consideration not been constrained, approximately $9.7 million of the $22.5 million revenue would have been recognized as of March 31, 2023. We estimate the constraint will be resolved in subsequent periods when our customer provides additional information relevant to forecasted future production. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2023	$932,311	69.4%
2024	311,021	23.1
2025	101,189	7.5
Total remaining performance obligations	$1,344,521	100%

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $4.3 million. For the three months ended March 31, 2022, net revenue recognized from our performance obligations satisfied in previous periods decreased by $6.6 million. The decrease for the three months ended March 31, 2023 primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 5. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 16, Concentration of Customers.

The current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. If the prices for these commodities, energy, and logistics costs increase substantially, such elevated price levels could have a material impact on our results of operations.

In January 2024, we will be required to start paying dividends quarterly in cash to the holders of our Series A Preferred Stock ("the Series A Preferred Stockholders").

In August 2022, the United States (U.S.) Congress passed the Inflation Reduction Act of 2022 (IRA) which effectively extended the Production Tax Credit (PTC) until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind turbine blades. Although we are encouraged by the passing of the IRA and the expected long-term incentive certainty that the IRA provides in the U.S. market, the wind industry is waiting on guidance from the Internal Revenue Service (IRS) and U.S. Treasury Department, among others, to define and clarify the implementation of this complex legislation.

We are also encouraged by the policy initiatives in the European Union (EU) and are closely watching the pace of implementation to drive their intended benefits for the wind industry. We expect 2023 to be a transition year while the industry awaits clarity around more robust policies in the EU. These policies include the Green Deal Industrial Plan that is expected to accelerate the expansion of renewable energy and green technologies, while building on previous initiatives such as the European Green Deal and REPowerEU. A key component of the Green Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. As the majority of our blades are installed in the U.S. and the EU, these policy trends are expected to have a material impact on our business and the pace of long-term revenue growth.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2023 and 2022. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At March 31, 2023 and December 31, 2022, we had $146.4 million and $124.4 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At March 31, 2023, this included $13.9 million in Türkiye, $1.8 million in India, $1.0 million in Mexico and $1.1 million in other countries. As of December 31, 2022, this included $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. We have not experienced losses in these accounts. In addition, at March 31, 2023 and December 31, 2022, we had short-term deposits in interest bearing accounts in the U.S. of $8.8 million and $9.9 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets. In addition, at March 31, 2023 and December 31, 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $1.4 million and $9.7 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Warranty accrual at beginning of period	$22,347	$42,020
Accrual during the period	2,853	3,066
Cost of warranty services provided during the period	(4,264)	(8,314)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	2,037	2,171
Warranty accrual at end of period	$22,973	$38,943

Note 7. Debt

Long-term debt, net of current maturities, consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
5.25% Convertible senior unsecured notes—U.S.	$132,500	$—
Unsecured financing—EMEA	46,555	43,556
Secured and unsecured working capital—India	13,936	15,246
Equipment finance leases—Mexico	1,614	1,909
Equipment finance leases—EMEA	440	443
Other equipment finance leases	13	19
Total debt—principal	195,058	61,173
Less: Debt issuance costs	(4,724)	—
Total debt, net of debt issuance costs	190,334	61,173
Less: Current maturities of long-term debt	(61,624)	(59,975)
Long-term debt, net of current maturities	$128,710	$1,198

Convertible Senior Unsecured Notes:

Convertible Notes and Indenture

In March 2023, we issued and sold an aggregate of $132.5 million principal amount of convertible senior unsecured notes due in 2028 (the Notes) in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act). The Notes consisted of a $115.0 million initial placement and an over-allotment option that provided the initial purchasers an option to purchase an additional $17.5 million principal amount of Notes, which was fully exercised. The net proceeds from the issuance of the Notes was $109.1 million, net of $4.8 million in debt issuance costs and $18.6 million in cash used to purchase the capped call transactions discussed below. The debt issuance costs are amortized to interest expense over the term of the Notes.

The Notes were issued pursuant to an Indenture, dated March 3, 2023 (the Indenture), between the Company and U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Notes do not contain any specific financial covenants.

The Notes bear interest at a rate of 5.25% per year, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2023. The Notes will mature on March 15, 2028, unless earlier converted, redeemed, or repurchased.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Notes are convertible into cash, shares of the Company’s common stock, par value $0.01 per share (the Common Stock) or a combination of cash and shares of Common Stock, at the Company’s election, at an initial conversion rate of 66.5425 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $15.03 per share of Common Stock. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

Before September 15, 2027, noteholders will have the right to convert all or any portion of their Notes, in multiples of $1,000 principal amounts, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2023, if the last reported sale price of our Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;
•
during the five business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of five consecutive trading day period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate of the Notes on such trading day;
•
on a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, in which case we may be required to increase the conversion rate for the Notes so surrendered for conversion in connection with such redemption notice; or
•
on the occurrence of specified corporate events.

On or after September 15, 2027, the Notes are convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

The Company may not redeem the Notes prior to March 20, 2026. The Company may redeem for cash all or any portion of the Notes, at its option, on or after March 20, 2026 and prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.

We accounted for the issuance of the Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

In connection with the issuance and sale of the Notes, the Series A Preferred Stockholders agreed to waive compliance with all covenants under the Certificate of Designations with respect to the Company’s sale and issuance of the Notes and the Company’s planned capital expenditures and incurrence of additional indebtedness of up to $17.0 million to acquire wind turbines that will provide renewable energy for our manufacturing facilities in Türkiye.

Capped Call Transactions

On February 28, 2023, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the Base Capped Call Transactions) with certain initial purchasers of the Notes or their respective affiliates and certain other financial institutions (the Option Counterparties). On March 1, 2023, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional privately negotiated capped call transactions with the Option Counterparties (the Additional Capped Call Transactions, and with the Base Capped Call Transactions, the Capped Call Transactions). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Common Stock that underlie the Notes. The Capped Call Transactions are expected generally to reduce or offset the potential dilution to the Common Stock upon conversion of any Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The initial cap price of the Capped Call Transactions was $23.12 per share, which represents a premium of 100% over the reported sale price of the Common

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock on The Nasdaq Global Market of $11.56 per share on February 28, 2023, and is subject to certain adjustments under the terms of the capped call transactions.

The cost of the Capped Call Transactions was $18.6 million and was recorded as a reduction to our additional paid-in-capital in our condensed consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of March 31, 2023, the Capped Call Transactions were out-of-the-money.

Note 8. Share-Based Compensation Plans

During the three months ended March 31, 2023, we issued to certain employees an aggregate of 704,044 timed-based restricted stock units (RSUs), 91,338 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2023 through December 31, 2025, 121,710 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2023 through December 31, 2025 and 16,026 stock options. 169,325 of the time-based RSUs vest over a two-year period with 50% on the first and second anniversary of the grant date, respectively, and 534,718 of the time-based RSUs vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cost of goods sold	$73	$663
General and administrative expenses	2,480	2,420
Total share-based compensation expense	$2,553	$3,083

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
RSUs	$2,049	$2,614
Stock options	154	165
PSUs	350	304
Total share-based compensation expense	$2,553	$3,083

Note 9. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 15 years, some of which may include options to extend the leases up to five years.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease cost were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Total operating lease cost	$10,025	$10,162

Finance lease cost
Amortization of assets under finance leases	$1,009	$1,037
Interest on finance leases	33	110
Total finance lease cost	$1,042	$1,147

Total lease assets and liabilities were as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Operating Leases
Operating lease right of use assets	$147,944	$152,312

Current operating lease liabilities	$22,591	$22,220
Noncurrent operating lease liabilities	129,753	133,363
Total operating lease liabilities	$152,344	$155,583

Finance Leases
Property, plant and equipment, gross	$36,190	$35,948
Less: accumulated depreciation	(25,338)	(24,272)
Total property, plant and equipment, net	$10,852	$11,676

Current maturities of long-term debt	$1,133	$1,174
Long-term debt, net of current maturities	934	1,197
Total finance lease liabilities	$2,067	$2,371

Future minimum lease payments under noncancelable leases as of March 31, 2023 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2023	$25,799	$831
2024	31,835	856
2025	31,279	490
2026	30,128	20
2027	25,906	—
Thereafter	51,403	—
Total future minimum lease payments	196,350	2,197
Less: interest	(44,006)	(130)
Total lease liabilities	$152,344	$2,067

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,297	$8,463
Operating cash flows from finance leases	33	110
Financing cash flows from finance leases	578	1,545

Other information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Weighted-Average Remaining Lease Term (In Years):
Operating leases	6.3	6.4
Finance leases	2.2	2.1

Weighted-Average Discount Rate:
Operating leases	8.4%	8.3%
Finance leases	6.3%	6.4%

As of March 31, 2023, we have an additional lease related to our corporate office space totaling approximately $3 million which has not yet commenced, but which we expect will commence in the fourth quarter of 2023 with an initial term of approximately 7.5 years.

Note 10. Financial Instruments

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

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended
Other Comprehensive	Statement of Operations	March 31,
Loss Component	Line Item	2023	2022
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$—	$(640)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Restructuring Charges, Net

The following is a summary of our restructuring charges, net for the periods presented:

	Three Months Ended March 31, 2023
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$(25)	$100	$—	$75
Other restructuring costs	—	—	—	—
Total restructuring charges, net	$(25)	$100	$—	$75

	Three Months Ended March 31, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$44	$266	$—	$310
Other restructuring costs	147	—	—	147
Total restructuring charges, net	$191	$266	$—	$457

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Mexico	EMEA	Total
	(in thousands)
Balance at December 31, 2022	$457	$—	$30	$487
Restructuring charges, net	(25)	100	—	75
Payments	(432)	(100)	(27)	(559)
Balance at March 31, 2023	$—	$—	$3	$3

There was no material restructuring activity for our India segment for the three months ended March 31, 2023 and 2022.

Note 12. Income Taxes

For the three months ended March 31, 2023, we reported an income tax provision of $3.9 million as compared to an income tax provision of $2.9 million in the comparative prior year period. The increase during the three months ended March 31, 2023, resulted primarily from the change in the mix of earnings of foreign jurisdictions.

No changes in tax law occurred during the three months ended March 31, 2023, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(15,146)	$(11,392)
Preferred stock dividends and accretion	(15,173)	(14,132)
Net loss from continuing operations attributable to common stockholders	(30,319)	(25,524)
Net loss from discontinued operations	(6,981)	(4,408)
Net loss attributable to common stockholders	$(37,300)	$(29,932)

Denominator:
Basic weighted-average shares outstanding	42,284	41,899
Effect of dilutive awards	—	—
Diluted weighted-average shares outstanding	42,284	41,899

Loss from continuing operations per common share:
Basic	$(0.72)	$(0.61)
Diluted	$(0.72)	$(0.61)

Loss from discontinued operations per common share:
Basic	$(0.16)	$(0.10)
Diluted	$(0.16)	$(0.10)

Loss per common share:
Basic	$(0.88)	$(0.71)
Diluted	$(0.88)	$(0.71)

Dilutive shares excluded from the calculation due to net losses in the period	631	474
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	69	429

We use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net loss per common share. The Notes would have a diluted impact on net income per share when the average price of our Common Stock for a given period exceeds the respective conversion price of the Notes. During the three months ended March 31, 2023, we had 8,816,881 potentially issuable shares of Common Stock related to our Notes that were not included in the computation of diluted net loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Three Months Ended March 31, 2023
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,010	—	2,010
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	2,010	—	2,010
Balance at March 31, 2023	$(8,835)	$(4,542)	$(13,377)

	Three Months Ended March 31, 2022
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$(5,476)	$(54,006)
Other comprehensive income before reclassifications	43,369	3,345	46,714
Amounts reclassified from AOCL	—	(640)	(640)
Net tax effect	—	—	—
Net current period other comprehensive income	43,369	2,705	46,074
Balance at March 31, 2022	$(5,161)	$(2,771)	$(7,932)

Note 15. Commitments and Contingencies

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

Collective Bargaining Agreements

Certain of our associates in Türkiye and Matamoros, Mexico are covered by collective bargaining agreements. Our collective bargaining agreement with our associates in Türkiye was in effect through the end of 2022. We are in the process of negotiating an amendment to this agreement for 2023. We have separate collective bargaining agreements for each of our Matamoros, Mexico manufacturing facilities. We amended a collective bargaining agreement at one of our Matamoros, Mexico manufacturing facilities, and this collective bargaining agreement is in effect through March 2025. We have a collective bargaining agreement for our other facility in Matamoros, Mexico that we took over from Nordex, which was in effect through April 2023, and we are in the process of negotiating an amendment to this agreement.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended
	March 31,
	2023		2022
Customer	Net sales	% of Total	Net sales	% of Total
Vestas	$143,662	35.6%	$127,475	37.1%
Nordex	139,009	34.4	114,466	33.3
GE	81,256	20.1	57,319	16.7

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	March 31,	December 31,
	2023	2022
Customer	% of Total	% of Total
Nordex	63.3%	65.2%
Enercon	13.8	10.9

Note 17. Segment Reporting

Our operating segments are defined geographically into four geographic operating segments—(1) the U.S., (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. For a detailed discussion of our operating segments, refer to the discussion in Note 22, Segment Reporting, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2022.

Our U.S. and India segments operate in the U.S. dollar. Our Mexico segment operates in its local currency and includes a U.S. parent company that operates in the U.S. dollar. Our EMEA segment operates in the Euro, effective January 1, 2022. Prior to this, our EMEA segment operated in the Turkish Lira.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net sales by segment:
U.S.	$15,620	$21,557
Mexico	154,640	130,396
EMEA	167,513	149,685
India	66,293	41,887
Total net sales	$404,066	$343,525

Net sales by geographic location:
United States	$15,620	$21,557
Mexico	154,640	130,396
Türkiye	167,118	149,466
Spain	395	219
India	66,293	41,887
Total net sales	$404,066	$343,525

Income (loss) from continuing operations:
U.S. (1)	$(5,729)	$(8,002)
Mexico	(21,701)	(23,704)
EMEA	15,668	23,617
India	3,765	(109)
Total loss from continuing operations	$(7,997)	$(8,198)

	March 31,	December 31,
	2023	2022
	(in thousands)
Property, plant and equipment, net:
U.S.	$22,370	$23,076
Mexico	53,190	56,495
EMEA	26,380	27,005
India	29,147	30,265
Total property, plant and equipment, net	$131,087	$136,841

(1) The losses from operations in our U.S. segment includes corporate general and administrative costs of $7.0 million for the three months ended March 31, 2023, and $7.9 million in the comparative prior year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (Form 10-Q). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q or in our previously filed Annual Report on Form 10-K for the year ended December 31, 2022, particularly those under the heading “Risk Factors.”

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long term relationships with leading original equipment manufacturers (OEM) in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and supply high strength, lightweight and durable composite products to the automotive market. We are headquartered in Scottsdale, Arizona and operate factories throughout the United States, Mexico, Türkiye, and India. We operate additional engineering development centers in Denmark and Germany and a service facility in Spain.

Our business operations are defined geographically into four geographic operating segments—(1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. See Note 17, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

As previously announced in December 2022, changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. As a result, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are shutting down our business operations in China during 2023. Our business operations in China comprised the entirety of our historically reported Asia segment. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our financial statements.

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

Despite these favorable long term policy trends, we expect 2023 to be a transition year while the wind industry is awaiting formal implementation guidance related to key components of the IRA in the U.S. and clarity around more robust policies in the EU. These EU policies include the Green Deal Industrial Plan (Plan) that is expected to accelerate the expansion of renewable energy and green technologies, while building on previous initiatives such as the European Green Deal and REPowerEU. A key component of the Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. As the majority of our blades are installed in the U.S. and the EU, these policy trends are expected to have a material impact on our business and the pace of long-term revenue growth.

In preparation for the expected long-term growth in the wind industry, we have entered into or agreed to enter into several recent arrangements with our customers that have extended or effectively extended a number of our supply agreements in Türkiye, India and Mexico, and we have agreed in principle to add two manufacturing lines in India. In addition, we have signed an agreement with GE Renewable Energy that enabled us to secure a ten-year lease extension of our manufacturing facility in Newton, Iowa.

The current geopolitical situation, and economic environment, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. In 2023, we believe overall pricing for the raw materials that we source will be down compared to 2022. With our contract structure and shared cost approach with our customers, we expect to have a net benefit from this reduction in material pricing in 2023 compared to 2022. If the prices for these commodities, energy and logistics costs increase substantially, such elevated price levels could have a material impact on our results of operations.

Our results of operations for the three months ended March 31, 2023 and 2022 have been adversely impacted by the performance of our Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021. We experienced a loss from operations of $6.7 million and $5.0 million at this facility for the three months ended March 31, 2023 and 2022, respectively. The loss from operations for the three months ended March 31, 2023, was reduced by the impact of a positive cumulative catch-up adjustment of approximately $2.2 million as a result of a modification to our customer contract that resulted in changes in certain of our estimated total contract values and related costs to complete the performance obligations.

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

We believe there is an increasing demand for composite products for electric vehicles and therefore, we have made significant investments to expand our automotive business during the last several years. From 2018 to 2022, we invested approximately $81 million in our automotive business, and experienced significant losses and operational challenges during this expansion. We expect to invest an additional $10 million to $15 million in this business in 2023 and we expect to continue to operate at a loss for the year. We continue to explore strategic alternatives for our automotive business and remain focused on improving these operations.

In March 2023 we issued convertible senior unsecured notes with an aggregate principal amount of $132.5 million due in 2028. The Notes bear interest at a rate of 5.25% per year. In connection with the issuance of the Notes, we entered into capped call transactions to reduce or offset the potential dilution to the Company's common stock upon the conversion of the Notes and/or offset cash payments the Company is required to make in excess of the principal amount of the converted Notes. Our net proceeds from the issuance of the Notes were $109.1, net of the $4.8 million in debt issuance costs and $18.6 million in cash used to purchase the capped calls. We intend to use the net proceeds from the issuance of the Notes to fund eligible green projects designed to contribute to selected sustainable development goals as defined by the United Nations and for working capital, capital expenditures and/or other general corporate purposes, including the repayment of debt.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

KEY FINANCIAL MEASURES

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net sales	$404,066	$343,525
Net loss from continuing operations	(15,146)	(11,392)
EBITDA (1)	964	2,026
Adjusted EBITDA (1)	8,399	6,071
Capital expenditures (2)	3,275	5,516
Free cash flow (1)(2)	(87,136)	(86,570)

	March 31,	December 31,
	2023	2022
	(in thousands)
Total debt - principal	$195,058	$61,173
Net cash (debt) (1)	(29,442)	82,042

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
(2)
Capital expenditures and free cash flow include amounts from discontinued operations. Refer to Condensed Consolidated Statements of Cash Flows for more information.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net loss attributable to common stockholders	$(37,300)	$(29,932)
Net loss from discontinued operations	6,981	4,408
Net loss from continuing operations attributable to common stockholders	(30,319)	(25,524)
Preferred stock dividends and accretion	15,173	14,132
Net loss from continuing operations	(15,146)	(11,392)
Adjustments:
Depreciation and amortization	9,722	9,767
Interest expense, net	2,528	707
Income tax provision	3,860	2,944
EBITDA	964	2,026
Share-based compensation expense	2,553	3,083
Foreign currency loss (income)	1,214	(403)
Loss on sale of assets and asset impairments	3,593	908
Restructuring charges, net	75	457
Adjusted EBITDA	$8,399	$6,071

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(83,861)	$(81,054)
Less capital expenditures	(3,275)	(5,516)
Free cash flow	$(87,136)	$(86,570)

Net cash (debt) is reconciled as follows:

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$164,231	$133,546
Cash and cash equivalents of discontinued operations	1,385	9,669
Less total debt - principal	(195,058)	(61,173)
Net cash (debt)	$(29,442)	$82,042

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2023	2022
Sets	655	547
Estimated megawatts	2,948	2,390
Utilization	84%	71%
Dedicated manufacturing lines	37	36
Manufacturing lines installed	37	36

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three months ended March 31, 2023 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	98.8	96.8
Startup and transition costs	0.5	2.9
Total cost of goods sold	99.3	99.7
Gross profit	0.7	0.3
General and administrative expenses	1.7	2.3
Loss on sale of assets and asset impairments	0.9	0.3
Restructuring charges, net	0.0	0.1
Loss from continuing operations	(1.9)	(2.4)
Total other expense	(0.8)	0.0
Loss before income taxes	(2.7)	(2.4)
Income tax provision	(1.0)	(0.9)
Net loss from continuing operations	(3.7)	(3.3)
Preferred stock dividends and accretion	(3.8)	(4.1)
Net loss attributable to common stockholders from continuing operations	(7.5)	(7.4)
Net loss from discontinued operations	(1.7)	(1.3)
Net loss attributable to common stockholders	(9.2)%	(8.7)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$387,592	$321,786	$65,806	20.5%
Automotive sales	10,261	12,857	(2,596)	(20.2)
Field service, inspection and repair services sales	6,213	8,882	(2,669)	(30.0)
Total net sales	$404,066	$343,525	$60,541	17.6%

The increase in net sales of wind blades, tooling and other wind related sales during the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a 20% increase in the number of wind blades produced and higher average sales prices due to the mix of wind blade models produced and the impact of inflation on wind blade prices, partially offset by foreign currency fluctuations. The decrease in automotive sales was primarily due to a decrease in the number of composite bus bodies produced and a decrease in sales of other automotive products, partially offset by an increase in fees associated with minimum volume commitments. The decrease in field service, inspection and repair services was primarily due to a reduction in technicians deployed to revenue generating projects due to a combination of inclement weather, the completion of a large customer campaign in 2022, and an increase in time spent on non-revenue generating inspection and rework. The fluctuating U.S. dollar against the Euro in our Türkiye operations had an unfavorable impact of 1.9% on consolidated net sales for the three months ended March 31, 2023 as compared to 2022.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
U.S.	$15,620	$21,557	$(5,937)	(27.5)%
Mexico	154,640	130,396	24,244	18.6
EMEA	167,513	149,685	17,828	11.9
India	66,293	41,887	24,406	58.3
Total net sales	$404,066	$343,525	$60,541	17.6%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$99	$(99)	NM
Automotive sales	10,261	12,857	(2,596)	(20.2)
Field service, inspection and repair services sales	5,359	8,601	(3,242)	(37.7)
Total net sales	$15,620	$21,557	$(5,937)	(27.5)%

NM - not meaningful

The decrease in the U.S. segment’s automotive sales for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a decrease in the number of composite bus bodies produced and a decrease in sales of other automotive products, partially offset by an increase in fees associated with minimum volume commitments related to one of our supply agreements. The decrease in the U.S. segment's field service, inspection and repair services sales was primarily due to a reduction in technicians deployed to revenue generating projects due to a combination of inclement weather, the completion of a large customer campaign in 2022, and an increase in time spent on non-revenue generating inspection and rework.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$154,462	$130,396	$24,066	18.5%
Field service, inspection and repair services sales	178	—	178	NM
Total net sales	$154,640	$130,396	$24,244	18.6%

The increase in the Mexico segment’s net sales of wind blades, tooling and other wind related sales for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due an 11% increase in the number of wind blades produced and higher average sales prices of wind blades due to the mix of wind blades models produced and the impact of inflation in wind blade prices.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$166,837	$149,404	$17,433	11.7%
Field service, inspection and repair services sales	676	281	395	140.6
Total net sales	$167,513	$149,685	$17,828	11.9%

The increase in the EMEA segment’s net sales of wind blades, tooling and other wind related sales for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a 12% increase in the number of wind blades produced and higher average sales prices due to the impact of inflation on wind blade prices, partially offset by foreign currency fluctuations. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 4.6% on net sales during the three months ended March 31, 2023 as compared to the same period in 2022.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$66,293	$41,887	$24,406	58.3%

The increase in the India segment’s net sales of wind blades, tooling and other wind related sales during the three months ended March 31, 2023, as compared to the same period in 2022 was primarily due to an increase in the number of wind blades produced, as in the prior comparative period we were still ramping up production due to the transition of two manufacturing lines.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of sales	$399,381	$332,421	$66,960	20.1%
Startup costs	—	—	—	NM
Transition costs	1,980	10,077	(8,097)	(80.4)
Total startup and transition costs	1,980	10,077	(8,097)	(80.4)
Total cost of goods sold	$401,361	$342,498	$58,863	17.2
% of net sales	99.3%	99.7%		(0.4)%

Total cost of goods sold as a percentage of net sales remained relatively flat during the three months ended March 31, 2023 as compared to the same period in 2022, driven primarily by net favorable currency fluctuations, reduced startup and transition costs, and operational efficiencies, offset by increased labor costs in Türkiye and Mexico as a result of wage increases, and continued operating challenges at facilities in Matamoros, Mexico. The fluctuating U.S. dollar against the Euro, Turkish Lira and Mexican Peso had a combined favorable impact of 2.7% on consolidated cost of goods sold for the three months ended March 31, 2023 as compared to 2022.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative expenses	$7,034	$7,860	$(826)	(10.5)%
% of net sales	1.7%	2.3%		(0.6)%

General and administrative expenses as a percentage of net sales for the three months ended March 31, 2023 remained relatively consistent as compared to the same periods in 2022.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Loss on sale of receivables	$3,564	$956	$2,608	NM
Loss (gain) on sale of other assets	29	(48)	77	160.4
Total loss on sale of assets and asset impairments	$3,593	$908	$2,685	NM
% of net sales	0.9%	0.3%		0.6%

The increase in loss on sale of assets and asset impairments for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers, and an increase in the agreed-upon discount rates.

Restructuring charges, net

The following table summarizes our restructuring charges, net for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Restructuring charges, net	$75	$457	$(382)	(83.6)%
% of net sales	0.0%	0.1%		(0.1)%

Restructuring charges, net as a percentage of net sales for the three months ended March 31, 2023 remained relatively consistent as compared to the same period in 2022.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
U.S.	$(5,729)	$(8,002)	$2,273	28.4%
Mexico	(21,701)	(23,704)	2,003	8.5
EMEA	15,668	23,617	(7,949)	(33.7)
India	3,765	(109)	3,874	NM
Total loss from continuing operations	$(7,997)	$(8,198)	$201	2.5
% of net sales	-2.0%	-2.4%		17.1%

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a decrease in non-restructuring related operating costs at our manufacturing facility in Newton, Iowa where production stopped, partially offset by increased material and labor costs for our automotive products and a decrease in the volume of field service, inspection and repair services.

Mexico Segment

The decrease in loss from operations in the Mexico segment for the three months ended March 31, 2023 as compared to the same period in 2022, was primarily due to an increase in the volume of wind blades produced, a change in the mix of wind blade models produced and reduced startup and transition costs, partially offset by increased labor costs, increased production costs due to a change in a customer’s inspection criteria requirements and continued challenges at our facilities in Matamoros, Mexico. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 1.4% on cost of goods sold for the three months ended March 31, 2023 as compared to the same period in 2022.

EMEA Segment

The decrease in income from operations in the EMEA segment for the three months ended March 31, 2023 as compared to the same period in 2022, was primarily due to inflation impacting operating costs that we were not able to pass on to our customers. The impact of inflation on operating costs was partially offset by an increase in wind blade prices, a decrease in startup and transition costs and foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 9.1% on cost of goods sold for the three months ended March 31, 2023 as compared to the same period in 2022.

India Segment

The increase in income from operations in the India segment for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in wind blade production at our India manufacturing facility and operational efficiencies as the facility was ramping up production in 2022.

Other income (expense)

The following table summarizes our total other income (expense) for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$(2,528)	$(707)	$(1,821)	NM
Foreign currency income (loss)	(1,214)	403	(1,617)	NM
Miscellaneous income	453	54	399	NM
Total other income (expense)	$(3,289)	$(250)	$(3,039)	NM

NM - not meaningful

The increase in total other expense for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in interest expense, net due to the issuance of $132.5 million of convertible senior unsecured notes and foreign currency fluctuations.

Income taxes

The following table summarizes our income taxes for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Income tax provision	$(3,860)	$(2,944)	$(916)	(31.1)%
Effective tax rate	-34.2%	-34.8%

See Note 12, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three months ended March 31, 2023.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Net loss from continuing operations	$(15,146)	$(11,392)	$(3,754)	(33.0)%

The increase in the net loss from continuing operations for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to the reasons set forth above.

Net loss from discontinued operations

The following table summarizes our net loss from discontinued operations for the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Net loss from discontinued operations	$(6,981)	$(4,408)	$(2,573)	(58.4)%

The increase in net loss from discontinued operations for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in the loss on sale of assets and other non-restructuring related operating costs associated with our Yangzhou, China facility which ceased production at the end of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, new facility startup costs, costs related to our Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, the impact of transitions, working capital, debt service costs, dividend payments to Series A Preferred Stockholders, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock.

In March 2023, we issued and sold an aggregate of $132.5 million principal amount of 5.25% convertible senior unsecured notes due in 2028, the full amount of which is outstanding as of March 31, 2023. The net proceeds from the issuance of the Notes was $109.1 million, net of $4.8 million in debt issuance costs and $18.6 million in cash used to purchase the capped call transactions discussed further in Note 7, Debt. The Notes mature on March 15, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The requirements were not satisfied as of March 31, 2023 and as a result, the Notes will not be eligible for optional conversion during the second quarter of 2023. We intend to use the net proceeds from the issuance of the Notes for working capital, capital expenditures, and/or general corporate purposes, including the repayment of debt. We intend to allocate an amount equal to the net proceeds from this issuance to finance or refinance, in whole or in part, projects that support the transition to a low-carbon economy, especially those that support the generation of renewable energy and the electrification of transport (the eligible green projects).

We had net proceeds under all of our various financing arrangements of $110.3 million for the three months ended March 31, 2023 as compared to net repayments under our financing arrangements of $22.9 million in the comparable period of 2022, primarily due to the issuance of the Notes. As of March 31, 2023 and December 31, 2022, we had $190.3 million and $61.2 million in outstanding indebtedness, net of issuance costs, respectively. As of March 31, 2023, we had an aggregate of $68.7 million of remaining capacity for cash and non-cash financing, including $63.7 million of remaining availability for cash borrowing under our various credit facilities. Working capital requirements have increased as a result of our overall growth and the need to fund higher accounts receivable and inventory levels as our business volumes have increased. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, cash flow from operations and our option to issue additional Series A Preferred Stock will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. The Certificate of Designations for the Series A Preferred Stock contains certain covenants and consent rights including, but not limited to, obtaining approval from the Series A Preferred Stockholders to incur indebtedness above $80.0 million, a cash on hand balance requirement of $50.0 million in the U.S., an individual limit of $10.0 million for any single capital expenditure project, an annual total capital expenditure limit of $30.0 million, and compliance with a fixed charge coverage ratio target effective December 2023. The Series A Preferred Stockholders agreed to waive compliance with all covenants under the Certificate of Designations with respect to the Company’s sale and issuance of the Notes and the Company’s planned capital expenditures and incurrence of additional indebtedness of up to $17.0 million to acquire wind turbines that will provide renewable energy for our manufacturing facilities in Türkiye.

At March 31, 2023 and December 31, 2022, we had unrestricted cash, cash equivalents and short-term investments totaling $164.2 million and $133.6 million, respectively. The March 31, 2023 balance includes $17.8 million of cash located outside of the United States, including $13.9 million in Türkiye, $1.8 million in India, $1.0 million in Mexico and $1.1 million in other countries. In addition to these amounts, at March 31, 2023 we had $1.4 million of unrestricted cash and cash equivalents related to our discontinued operations. At December 31, 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $9.7 million, all located outside of the U.S.

Our ability to repatriate funds from China related to our discontinued operations to the U.S. is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($16.1 million) of registered capital is contributed to a surplus reserve, our China discontinued operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China discontinued operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At March 31, 2023 and December 31, 2022, the amount of the surplus reserve fund was $1.5 million for both respective periods. We plan to shut down our business operations in China in the next 12 months. After all assets and liabilities related to our discontinued operations have been disposed of and/or sold, and after all legal and Chinese-statutory requirements have been met, our subsidiaries in China may distribute any remaining shareholders’ equity, including retained earnings, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of March 31, 2023 was $195.1 million, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 7, Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	$ Change
	(in thousands)
Net cash used in operating activities	$(83,861)	$(81,054)	$(2,807)
Net cash used in investing activities	(3,275)	(5,516)	2,241
Net cash provided by (used in) financing activities	107,746	(23,279)	131,025
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	730	(1,607)	2,337
Net change in cash, cash equivalents and restricted cash	$21,340	$(111,456)	$132,796

Operating Cash Flows

Net cash used in operating activities increased by $2.8 million for the three months ended March 31, 2023, as compared to the same period in 2022, as a result of China restructuring activities and working capital fluctuations, partially offset by an increase in accounts receivable in the prior comparative period. The $83.9 million cash used in operating activities during the three months ended March 31, 2023 was related to approximately $37.6 million in payments for outstanding payables, severance, and other restructuring activities associated with the shutdown of our China operations, a $35.4 million increase in gross contract assets due to an increase in unbilled wind blade production and timing of advance payments and working capital fluctuations. In addition, during the first quarter of 2023, we made an $8.1 million payment related to our annual cash bonus program and an advance payment of approximately $6.3 million to acquire wind turbines that will provide renewable energy for our manufacturing facilities in Türkiye.

Investing Cash Flows

Net cash used in investing activities decreased by $2.2 million for the three months ended March 31, 2023, as compared to the same period in 2022, as a result of a decrease in capital expenditures.

We are revising our 2023 capital expenditures guidance from $25 million to a range of $40 million to $45 million. The increase in expected capital expenditures is driven by a project to acquire wind turbines that will provide renewable energy for our manufacturing facilities in Türkiye that will have a positive long-term impact on reducing our operating costs, and incremental capital needed to startup our two open manufacturing lines in India. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock and convertible senior notes for the continued investment in our existing manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities increased by $131.0 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily as a result of the proceeds from the issuance of the Notes.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of March 31, 2023:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Discount Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended March 31, 2023, $224.4 million of receivables were sold under the accounts receivable assignment agreements described above as compared to $187.8 million in the comparative prior year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $1.0 million for the three months ended March 31, 2023.

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

Resin, resin systems, and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 57% of the resin and resin systems, and approximately 92% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin and carbon fiber costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $6.6 million for the full year 2023. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems.

Interest Rate Risk. As of March 31, 2023, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 15, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

Except as noted below, there have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, and/or future results.

Conversions or exchanges of the Notes may dilute the ownership interest of our stockholders or may otherwise affect the market price of our Common Stock.

The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. On conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Common Stock, or a combination of cash and shares of our Common Stock. If we elect to settle our conversion obligation in shares of our Common Stock or a combination of cash and shares of our Common Stock, any sales in the public market of our Common Stock issuable on such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Common Stock, any of which could depress the market price of our Common Stock.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

The Notes are convertible at the option of the holder. In the event the conditions for optional conversion of the Notes by holders are met, holders of the applicable Notes will be entitled to convert the Notes during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional share), we may settle all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital and may adversely impact our business.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our Common Stock that we repurchased during the three months ended March 31, 2023 from certain associates who surrendered Common Stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January (January 1 - January 31)	81,233	$13.91	—	—
February (February 1 - February 28)	—	—	—	—
March (March 1 - March 31)	109,676	12.94	—	—
Total	190,909	$13.35	—	—

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1

Indenture, dated as of March 3, 2023, between TPI Composites, Inc. and U.S. Bank Trust Company, National

Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form

8-K (File No. 001-37839) filed on March 3, 2023).

4.2

Form of 5.25% Convertible Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to

Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023).

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

TPI COMPOSITES, INC.

Date: May 3, 2023	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)