Form 10-Q
period 2023-06-30
TPI COMPOSITES, INC
filed 2023-08-03
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-37839

TPI Composites, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-1590775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9200 E. Pima Center Parkway, Suite 250

Scottsdale, AZ 85258

(480) 305-8910

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

8501 N. Scottsdale Rd.

Gainey Center II, Suite 100

Scottsdale, AZ 85253

(480) 305-8910

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 31, 2023, there were 42,568,887 shares of common stock outstanding.

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
•
the increasing cost and availability of additional capital, should such capital be needed;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$170,096	$133,546
Restricted cash	9,239	9,854
Accounts receivable	158,411	184,809
Contract assets	220,119	215,939
Prepaid expenses	28,056	29,119
Other current assets	36,614	26,052
Inventories	7,167	10,661
Current assets of discontinued operations	13,111	35,182
Total current assets	642,813	645,162
Property, plant and equipment, net	129,959	136,841
Operating lease right of use assets	142,061	152,312
Other noncurrent assets	30,115	27,861
Total assets	$944,948	$962,176

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$273,865	$280,499
Accrued warranty	49,288	22,347
Current maturities of long-term debt	62,232	59,975
Current operating lease liabilities	22,320	22,220
Contract liabilities	—	17,100
Current liabilities of discontinued operations	9,723	54,440
Total current liabilities	417,428	456,581
Long-term debt, net of current maturities	128,735	1,198
Noncurrent operating lease liabilities	124,914	133,363
Other noncurrent liabilities	12,312	10,670
Total liabilities	683,389	601,812
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 shares issued and outstanding at June 30, 2023 and December 31, 2022; liquidation preference of $486,377 at June 30, 2023 and $475,735 at December 31, 2022	340,648	309,877
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 43,089 shares issued and 42,569 shares outstanding at June 30, 2023 and 100,000 shares authorized, 42,369 shares issued and 42,044 shares outstanding at December 31, 2022	431	424
Paid-in capital	364,855	407,570
Accumulated other comprehensive loss	(12,308)	(15,387)
Accumulated deficit	(421,933)	(334,569)
Treasury stock, at cost, 520 shares at June 30, 2023 and 325 shares at December 31, 2022	(10,134)	(7,551)
Total stockholders’ equity	(79,089)	50,487
Total liabilities, mezzanine equity and stockholders’ equity	$944,948	$962,176

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net sales	$381,271	$392,502	$785,337	$736,027
Cost of sales	425,267	386,218	824,648	718,639
Startup and transition costs	3,377	7,519	5,357	17,596
Total cost of goods sold	428,644	393,737	830,005	736,235
Gross loss	(47,373)	(1,235)	(44,668)	(208)
General and administrative expenses	6,767	6,688	13,801	14,548
Loss on sale of assets and asset impairments	5,819	2,265	9,412	3,173
Restructuring charges, net	2,248	(658)	2,323	(201)
Loss from continuing operations	(62,207)	(9,530)	(70,204)	(17,728)
Other income (expense):
Interest expense, net	(1,878)	(955)	(4,406)	(1,662)
Foreign currency income (loss)	(1,485)	5,696	(2,699)	6,099
Miscellaneous income (expense)	700	(48)	1,153	6
Total other income (expense)	(2,663)	4,693	(5,952)	4,443
Loss from continuing operations before income taxes	(64,870)	(4,837)	(76,156)	(13,285)
Income tax provision	(305)	(5,882)	(4,165)	(8,826)
Net loss from continuing operations	(65,175)	(10,719)	(80,321)	(22,111)
Preferred stock dividends and accretion	(15,598)	(14,550)	(30,771)	(28,682)
Net loss from continuing operations attributable to common stockholders	(80,773)	(25,269)	(111,092)	(50,793)
Net income (loss) from discontinued operations	(62)	5,209	(7,043)	801
Net loss attributable to common stockholders	$(80,835)	$(20,060)	$(118,135)	$(49,992)

Weighted-average shares of common stock outstanding:
Basic	42,517	41,968	42,386	41,934
Diluted	42,517	41,968	42,386	41,934

Net loss from continuing operations per common share:
Basic	$(1.90)	$(0.60)	$(2.62)	$(1.21)
Diluted	$(1.90)	$(0.60)	$(2.62)	$(1.21)

Net income (loss) from discontinued operations per common share:
Basic	$(0.00)	$0.12	$(0.17)	$0.02
Diluted	$(0.00)	$0.12	$(0.17)	$0.02

Net loss per common share:
Basic	$(1.90)	$(0.48)	$(2.79)	$(1.19)
Diluted	$(1.90)	$(0.48)	$(2.79)	$(1.19)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss from continuing operations attributable to common stockholders	$(80,773)	$(25,269)	$(111,092)	$(50,793)
Net income (loss) from discontinued operations	(62)	5,209	(7,043)	801
Net loss attributable to common stockholders	(80,835)	(20,060)	(118,135)	(49,992)
Other comprehensive income (loss):
Foreign currency translation adjustments	(816)	(7,346)	1,194	36,023
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 for each of the presented periods	1,885	(1,687)	1,885	1,018
Comprehensive loss	$(79,766)	$(29,093)	$(115,056)	$(12,951)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Six Months Ended June 30, 2023
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(22,127)	—	(22,127)
Preferred stock dividends	—	10,706	—	—	(10,706)	—	—	—	(10,706)
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,549)	(2,549)
Issuances under share- based compensation plan	—	—	627	6	—	—	—	—	6
Share-based compensation expense	—	—	—	—	2,720	—	—	—	2,720
Accretion of Series A Preferred Stock	—	4,467	—	—	(4,467)	—	—	—	(4,467)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Balance at March 31, 2023	350	325,050	42,996	430	376,527	(13,377)	(356,696)	(10,100)	(3,216)
Net loss	—	—	—	—	—	—	(65,237)	—	(65,237)
Preferred stock dividends	—	11,118	—	—	(11,118)	—	—	—	(11,118)
Other comprehensive income	—	—	—	—	—	1,069	—	—	1,069
Common stock repurchased for treasury	—	—	—	—	—	—	—	(34)	(34)
Issuances under share- based compensation plan	—	—	93	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,926	—	—	—	3,926
Accretion of Series A Preferred Stock	—	4,480	—	—	(4,480)	—	—	—	(4,480)
Balance at June 30, 2023	350	$340,648	43,089	$431	$364,855	$(12,308)	$(421,933)	$(10,134)	$(79,089)

	Six Months Ended June 30, 2022
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2021	350	$250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(15,800)	—	(15,800)
Preferred stock dividends	—	9,605	—	—	(9,605)	—	—	—	(9,605)
Other comprehensive income	—	—	—	—	—	46,074	—	—	46,074
Common stock repurchased for treasury	—	—	—	—	—	—	—	(343)	(343)
Issuances under share- based compensation plan	—	—	106	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,279	—	—	—	3,279
Accretion of Series A Preferred Stock	—	4,527	—	—	(4,527)	—	—	—	(4,527)
Balance at March 31, 2022	350	265,106	37,524	375	440,587	(7,932)	(285,064)	(6,935)	141,031
Net loss	—	—	—	—	—	—	(5,510)	—	(5,510)
Preferred stock dividends	—	9,975	—	—	(9,975)	—	—	—	(9,975)
Other comprehensive income	—	—	—	—	—	(9,033)	—	—	(9,033)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(45)	(45)
Issuances under share- based compensation plan	—	—	33	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Accretion of Series A Preferred Stock	—	4,575	—	—	(4,575)	—	—	—	(4,575)
Balance at June 30, 2022	350	$279,656	37,557	$376	$429,763	$(16,965)	$(290,574)	$(6,980)	$115,620

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(87,364)	$(21,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,216	23,449
Loss on sale of assets and asset impairments	11,333	3,522
Share-based compensation expense	6,703	7,057
Amortization of debt issuance costs	315	—
Deferred income taxes	(3,827)	3,359
Changes in assets and liabilities:
Accounts receivable	18,361	(42,315)
Contract assets and liabilities	(19,946)	(4,713)
Operating lease right of use assets and operating lease liabilities	(7,622)	(891)
Inventories	5,038	(2,276)
Prepaid expenses	1,735	866
Other current assets	(10,121)	(2,035)
Other noncurrent assets	4,599	6,019
Accounts payable and accrued expenses	(42,370)	(23,787)
Accrued warranty	26,941	(6,442)
Other noncurrent liabilities	1,755	336
Net cash used in operating activities	(74,254)	(59,161)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,694)	(8,010)
Net cash used in investing activities	(6,694)	(8,010)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	132,500	—
Purchase of capped calls	(18,590)	—
Payments of debt issuance costs	(4,810)	—
Repayments of revolving and term loans	—	(1,757)
Proceeds from working capital loans	23,232	11,465
Repayments of working capital loans	(24,182)	(11,587)
Principal repayments of finance leases	(1,014)	(2,772)
Net proceeds from (repayments of) other debt	3,556	(7,689)
Proceeds from exercise of stock options	—	2
Repurchase of common stock including shares withheld in lieu of income taxes	(2,583)	(388)
Net cash provided by (used in) financing activities	108,109	(12,726)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	914	(8,649)
Net change in cash, cash equivalents and restricted cash	28,075	(88,546)
Cash, cash equivalents and restricted cash, beginning of year	153,069	252,218
Cash, cash equivalents and restricted cash, end of period	$181,144	$163,672

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$3,178	$1,667
Cash paid for income taxes, net of refunds	6,110	14,677
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	893	10,670
Property, plant, and equipment obtained in exchange for new finance lease liabilities	197	—
Accrued capital expenditures in accounts payable	2,973	1,450
Paid-in-kind preferred stock dividends and accretion	30,771	28,682

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	June 30,	December 31,	June 30,	December 31,
	2023	2022	2022	2021
	(in thousands)
Cash and cash equivalents	$170,096	$133,546	$142,515	$216,236
Restricted cash	9,239	9,854	8,652	10,053
Cash and cash equivalents of discontinued operations	1,809	9,669	12,505	25,929
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$181,144	$153,069	$163,672	$252,218

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

Note 2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2023, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Discontinued Operations

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, has had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and plan to shut down our business operations in China in the next 12 months. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down has had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets.

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$1,809	$9,669
Accounts receivable	2,335	2,716
Prepaid expenses	1,383	1,877
Inventories	—	1,501
Property, plant and equipment, net	6,120	17,678
Other classes of assets that are not major	1,464	1,741
Total assets of discontinued operations	$13,111	$35,182

Accounts payable and accrued expenses	$5,064	$26,942
Accrued restructuring	4,449	17,764
Operating lease liabilities	—	9,524
Other classes of liabilities that are not major	210	210
Total liabilities of discontinued operations	$9,723	$54,440

The following table presents the components of net income (loss) from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net sales	$34	$59,866	$2,201	$101,211
Cost of sales	1,667	54,880	7,403	93,413
Startup and transition costs	—	2,528	—	7,994
Total cost of goods sold	1,667	57,408	7,403	101,407
Gross profit (loss)	(1,633)	2,458	(5,202)	(196)
(Gain) loss on sale of assets and asset impairments	(256)	298	1,921	349
Restructuring charges, net	2	668	1,460	2,604
Income (loss) from discontinued operations	(1,379)	1,492	(8,583)	(3,149)
Other income (expense):
Interest income (expense), net	2	42	41	(20)
Foreign currency income (loss)	882	4,190	(153)	3,997
Miscellaneous income	433	357	1,652	845
Total other income	1,317	4,589	1,540	4,822
Income (loss) before income taxes	(62)	6,081	(7,043)	1,673
Income tax provision	—	(872)	—	(872)
Net income (loss) from discontinued operations	$(62)	$5,209	$(7,043)	$801

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents summarized cash flows from discontinued operations:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities from discontinued operations	$(7,629)	$(11,638)
Net cash used in investing activities from discontinued operations	(185)	(1,643)
Additional non-cash items related to operating activities from discontinued operations:
Depreciation and amortization	—	3,738
Share-based compensation expense	88	364

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Severance	Other	Total
	(in thousands)
Balance at December 31, 2022	$15,757	$2,007	$17,764
Restructuring charges, net	(17)	1,475	1,458
Payments	(9,184)	(2,096)	(11,280)
Balance at March 31, 2023	6,556	1,386	7,942
Restructuring charges, net	—	—	—
Payments	(3,293)	(200)	(3,493)
Balance at June 30, 2023	$3,263	$1,186	$4,449

Note 4. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (d) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended June 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$166,767	$132,614	$63,353	$362,734
Automotive sales	7,250	—	—	—	7,250
Field service, inspection and repair services sales	9,110	211	1,966	—	11,287
Total net sales	$16,360	$166,978	$134,580	$63,353	$381,271

	Three Months Ended June 30, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$67	$188,970	$128,333	$50,248	$367,618
Automotive sales	10,660	—	—	—	10,660
Field service, inspection and repair services sales	9,930	3,015	1,277	2	14,224
Total net sales	$20,657	$191,985	$129,610	$50,250	$392,502

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$321,229	$299,451	$129,646	$750,326
Automotive sales	17,511	—	—	—	17,511
Field service, inspection and repair services sales	14,469	389	2,642	—	17,500
Total net sales	$31,980	$321,618	$302,093	$129,646	$785,337

	Six Months Ended June 30, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$166	$319,366	$277,737	$92,135	$689,404
Automotive sales	23,517	—	—	—	23,517
Field service, inspection and repair services sales	18,531	3,015	1,558	2	23,106
Total net sales	$42,214	$322,381	$279,295	$92,137	$736,027

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

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2023	2022	$ Change
	(in thousands)
Gross contract assets	$236,813	$231,487	$5,326
Less: reclassification from contract liabilities	(16,694)	(15,548)	(1,146)
Contract assets	$220,119	$215,939	$4,180

	June 30,	December 31,
	2023	2022	$ Change
	(in thousands)
Gross contract liabilities	$16,694	$32,648	$(15,954)
Less: reclassification to contract assets	(16,694)	(15,548)	(1,146)
Contract liabilities	$—	$17,100	$(17,100)

Contract assets increased by $4.2 million from December 31, 2022 to June 30, 2023 due to an increase in unbilled production during the six months ended June 30, 2023. Contract liabilities, net of the amounts reclassed to contract assets decreased by $17.1 million from December 31, 2022 to June 30, 2023.

For the three and six months ended June 30, 2023, we recognized $17.1 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

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

As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.2 billion. This total transaction price excludes approximately $22.5 million of variable consideration related to one of our customer supply agreements, which has been constrained primarily due to uncertainty associated with production volume during the remaining term. Had the variable consideration not been constrained, approximately $14.2 million of the $22.5 million revenue would have been recognized as of June 30, 2023. We estimate the constraint will be resolved in subsequent periods when our customer provides additional information relevant to forecasted future production. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2023	$579,137	49.0%
2024	502,925	42.6
2025	98,874	8.4
Total remaining performance obligations	$1,180,936	100%

For the three and six months ended June 30, 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $11.2 million and $15.5 million, respectively. For the three and six months ended June 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods decreased by $4.0 million and $10.6 million, respectively. The decreases for the three and six months ended June 30, 2023 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 5. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 16, Concentration of Customers.

In January 2024, we will be required to start paying dividends quarterly in cash to the holders of our Series A Preferred Stock (the Series A Preferred Stockholders).

There have been numerous government initiatives over the past year aimed at expanding the use of renewable energy, including the Inflation Reduction Act (IRA) in the U.S, and several policy initiatives in the European Union (EU) that are expected to accelerate the expansion of renewable energy and green technologies, simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry awaits clarity on the implementation guidance related to key components of the IRA and clarity around more robust policies in the EU.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2023 and 2022. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At June 30, 2023 and December 31, 2022, we had $130.9 million and $124.4 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. with no insurance. At June 30, 2023, this included $31.6 million in Türkiye, $5.8 million in India, $1.4 million in Mexico and $0.5 million in other countries. As of December 31, 2022, this included $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. We have not experienced losses to date in these accounts. In addition, at June 30, 2023 and December 31, 2022, we had short-term deposits in interest bearing accounts in the U.S. of $9.2 million and $9.9 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets. In addition, at June 30, 2023 and December 31, 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $1.8 million and $9.7 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Warranty accrual at beginning of period	$22,973	$38,943	$22,347	$42,020
Accrual during the period	3,225	3,626	6,078	6,692
Cost of warranty services provided during the period	(9,570)	(4,085)	(13,834)	(12,399)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	32,660	(2,906)	34,697	(735)
Warranty accrual at end of period	$49,288	$35,578	$49,288	$35,578

The increase in the change in estimate for pre-existing warranties during the three and six months ended June 30, 2023 is primarily related to new information about a single warranty campaign with a current customer.

Note 7. Debt

Long-term debt, net of current maturities, consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
5.25% Convertible senior unsecured notes—U.S.	$132,500	$—
Unsecured financing—EMEA	47,000	43,556
Secured and unsecured working capital—India	14,297	15,246
Equipment finance leases—Mexico	1,443	1,909
Equipment finance leases—EMEA	213	443
Other equipment finance leases	9	19
Total debt—principal	195,462	61,173
Less: Debt issuance costs	(4,495)	—
Total debt, net of debt issuance costs	190,967	61,173
Less: Current maturities of long-term debt	(62,232)	(59,975)
Long-term debt, net of current maturities	$128,735	$1,198

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

Capped Call Transactions

On February 28, 2023, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the Base Capped Call Transactions) with certain initial purchasers of the Notes or their respective affiliates and certain other financial institutions (the Option Counterparties). On March 1, 2023, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional privately negotiated capped call transactions with the Option Counterparties (the Additional Capped Call Transactions, and with the Base Capped Call Transactions, the Capped Call Transactions). The Capped Call Transactions initially cover, subject to customary anti-dilution adjustments, the number of shares of the Common Stock that underlie the Notes. The Capped Call Transactions are expected generally to reduce or offset the potential dilution to the Common Stock upon conversion of any Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The initial cap price of the Capped Call Transactions was $23.12 per share, which represents a premium of 100% over the reported sale price of the Common Stock on The Nasdaq Global Market of $11.56 per share on February 28, 2023, and is subject to certain adjustments under the terms of the capped call transactions.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cost of the Capped Call Transactions was $18.6 million and was recorded as a reduction to our additional paid-in-capital in our condensed consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of June 30, 2023, the Capped Call Transactions were out-of-the-money.

Unsecured Financing – EMEA:

In April 2023, we entered into a credit agreement with a Turkish financial institution to provide up to 10.0 million Euro of unsecured financing, letters of credit and other non-cash items. As of June 30, 2023, there were no amounts outstanding under this credit agreement.

Secured and Unsecured Working Capital – India:

In June 2023, we entered into a working capital facility with an Indian financial institution to provide up to 1.25 billion Indian rupee (approximately $15.2 million as of June 30, 2023) of unsecured financing. During the three months ended June 30, 2023, we borrowed $5.0 million against this credit facility. Interest on the unsecured borrowing accrues at a fixed rate of 7.15% and is payable monthly until the borrowing is repaid (September 2023). The balance outstanding as of June 30, 2023 was $5.0 million.

Note 8. Share-Based Compensation Plans

During the six months ended June 30, 2023, we issued to certain employees an aggregate of 794,440 timed-based restricted stock units (RSUs), 91,338 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2023 through December 31, 2025, 121,710 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2023 through December 31, 2025 and 16,026 stock options. 169,326 of the time-based RSUs vest over a two-year period with 50% on the first and second anniversary of the grant date, respectively, 90,396 of the time-based RSUs vest 100% on the first anniversary of the grant date, and 534,718 of the time-based RSUs vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$1,168	$827	$1,241	$1,490
General and administrative expenses	2,894	2,783	5,374	5,203
Total share-based compensation expense	$4,062	$3,610	$6,615	$6,693

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
RSUs	$3,143	$2,793	$5,192	$5,407
Stock options	297	164	451	329
PSUs	622	653	972	957
Total share-based compensation expense	$4,062	$3,610	$6,615	$6,693

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 10 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Total operating lease cost	$10,122	$9,900	$20,147	$20,062

Finance lease cost
Amortization of assets under finance leases	$1,039	$869	$2,048	$1,906
Interest on finance leases	32	82	65	192
Total finance lease cost	$1,071	$951	$2,113	$2,098

Total lease assets and liabilities were as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Operating Leases
Operating lease right of use assets	$142,061	$152,312

Current operating lease liabilities	$22,320	$22,220
Noncurrent operating lease liabilities	124,914	133,363
Total operating lease liabilities	$147,234	$155,583

Finance Leases
Property, plant and equipment, gross	$36,210	$35,948
Less: accumulated depreciation	(27,140)	(24,272)
Total property, plant and equipment, net	$9,070	$11,676

Current maturities of long-term debt	$935	$1,174
Long-term debt, net of current maturities	730	1,197
Total finance lease liabilities	$1,665	$2,371

Future minimum lease payments under noncancelable leases as of June 30, 2023 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2023	$17,223	$482
2024	31,844	866
2025	31,309	416
2026	30,168	7
2027	25,945	—
Thereafter	51,505	—
Total future minimum lease payments	187,994	1,771
Less: interest	(40,760)	(106)
Total lease liabilities	$147,234	$1,665

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,784	$19,539
Operating cash flows from finance leases	65	192
Financing cash flows from finance leases	1,014	2,772

Other information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Weighted-Average Remaining Lease Term (In Years):
Operating leases	6.1	6.4
Finance leases	2.0	2.1

Weighted-Average Discount Rate:
Operating leases	8.4%	8.3%
Finance leases	5.6%	6.4%

As of June 30, 2023, we have additional leases related to our corporate office and field services facility totaling approximately $4.5 million which have not yet commenced, but which we expect will commence in the fourth quarter of 2023 with initial terms ranging from 7 to 8 years.
Note 10. Financial Instruments

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

In May 2023, we purchased a series of call option contracts to mitigate cash flow variability associated with forecasted expenses in Mexican Peso against changes in the U.S. Dollar to Mexican Peso exchange rate. A premium of $3.2 million was incurred at hedge initiation, with payment deferred until December 2023. The premium is amortized against our earnings on a straight-line basis over a period of seven months, the period in which we had executed call option contracts, through cost of sales within our consolidated statements of operations. These foreign exchange call option contracts qualified for accounting as cash flow hedges in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, and we designated them as such.

With regards to our foreign exchange call option contracts, for the three and six months ended June 30, 2023, $0.5 million and $0.5 million, respectively, of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations, as compared to $0.3 million and $0.9 million, respectively, in the comparative prior year periods.

As of June 30, 2023, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 1.5 billion Mexican Pesos (approximately $82.2 million). There were no outstanding foreign exchange call option contracts as of December 31, 2022.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Condensed Consolidated	June 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2023	2022
		(in thousands)
Foreign exchange forward contracts	Other current assets	$4,652	$—

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Six Months Ended
Other Comprehensive	Statement of Operations	June 30,		June 30,
Loss Component	Line Item	2023	2022	2023	2022
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(58)	$(498)	$(58)	$(1,138)

Note 11. Restructuring Charges, Net

The following is a summary of our restructuring charges, net for the periods presented:

	Three Months Ended June 30, 2023
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$—	$—	$2,248	$2,248
Other restructuring costs	—	—	—	—
Total restructuring charges, net	$—	$—	$2,248	$2,248

	Three Months Ended June 30, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$56	$(811)	$—	$(755)
Other restructuring costs	97	—	—	97
Total restructuring charges, net	$153	$(811)	$—	$(658)

	Six Months Ended June 30, 2023
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$(25)	$100	$2,248	$2,323
Other restructuring costs	—	—	—	—
Total restructuring charges, net	$(25)	$100	$2,248	$2,323

	Six Months Ended June 30, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$100	$(545)	$—	$(445)
Other restructuring costs	244	—	—	244
Total restructuring charges, net	$344	$(545)	$—	$(201)

The following is a summary of our restructuring liability activity for the periods presented:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	U.S.	Mexico	EMEA	Total
	(in thousands)
Balance at December 31, 2022	$457	$—	$30	$487
Restructuring charges, net	(25)	100	—	75
Payments	(432)	(100)	(27)	(559)
Balance at March 31, 2023	—	—	3	3
Restructuring charges, net	—	—	2,248	2,248
Payments	—	—	(692)	(692)
Balance at June 30, 2023	$—	$—	$1,559	$1,559

There was no material restructuring activity for our India segment for the three and six months ended June 30, 2023 and 2022.

Note 12. Income Taxes

For the three and six months ended June 30, 2023, we reported an income tax provision of $0.3 million and $4.2 million, respectively, as compared to an income tax provision of $5.9 million and $8.8 million, respectively, in the comparative prior year period. The decrease during the three and six months ended June 30, 2023, resulted primarily from the change in the mix of earnings of foreign jurisdictions.

No changes in tax law occurred during the six months ended June 30, 2023, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted foreign earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(65,175)	$(10,719)	$(80,321)	$(22,111)
Preferred stock dividends and accretion	(15,598)	(14,550)	(30,771)	(28,682)
Net loss from continuing operations attributable to common stockholders	(80,773)	(25,269)	(111,092)	(50,793)
Net income (loss) from discontinued operations	(62)	5,209	(7,043)	801
Net loss attributable to common stockholders	$(80,835)	$(20,060)	$(118,135)	$(49,992)

Denominator:
Basic weighted-average shares outstanding	42,517	41,968	42,386	41,934
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	42,517	41,968	42,386	41,934

Loss from continuing operations per common share:
Basic	$(1.90)	$(0.60)	$(2.62)	$(1.21)
Diluted	$(1.90)	$(0.60)	$(2.62)	$(1.21)

Income (loss) from discontinued operations per common share:
Basic	$(0.00)	$0.12	$(0.17)	$0.02
Diluted	$(0.00)	$0.12	$(0.17)	$0.02

Loss per common share:
Basic	$(1.90)	$(0.48)	$(2.79)	$(1.19)
Diluted	$(1.90)	$(0.48)	$(2.79)	$(1.19)

Dilutive shares excluded from the calculation due to net losses in the period	292	490	485	477
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	76	250	75	339

We use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net loss per common share. The Notes would have a diluted impact on net income per share when the average price of our Common Stock for a given period exceeds the respective conversion price of the Notes. During the six months ended June 30, 2023, we had 8,816,881 potentially issuable shares of Common Stock related to our Notes that were not included in the computation of diluted net loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Six Months Ended June 30, 2023
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,010	—	2,010
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	2,010	—	2,010
Balance at March 31, 2023	(8,835)	(4,542)	(13,377)
Other comprehensive income before reclassifications	(816)	1,943	1,127
Amounts reclassified from AOCL	—	(58)	(58)
Net tax effect	—	—	—
Net current period other comprehensive income (loss)	(816)	1,885	1,069
Balance at June 30, 2023	$(9,651)	$(2,657)	$(12,308)

	Six Months Ended June 30, 2022
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$(5,476)	$(54,006)
Other comprehensive income before reclassifications	43,369	3,345	46,714
Amounts reclassified from AOCL	—	(640)	(640)
Net tax effect	—	—	—
Net current period other comprehensive income	43,369	2,705	46,074
Balance at March 31, 2022	(5,161)	(2,771)	(7,932)
Other comprehensive income before reclassifications	(7,346)	(1,189)	(8,535)
Amounts reclassified from AOCL	—	(498)	(498)
Net tax effect	—	—	—
Net current period other comprehensive loss	(7,346)	(1,687)	(9,033)
Balance at June 30, 2022	$(12,507)	$(4,458)	$(16,965)

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Collective Bargaining Agreements

Certain of our associates in Türkiye and Matamoros, Mexico are covered by collective bargaining agreements. Our collective bargaining agreement with our associates in Türkiye was in effect through the end of 2022. We amended this agreement in May 2023 and the agreement is in effect through December 2024. We have separate collective bargaining agreements for each of our Matamoros, Mexico manufacturing facilities. We amended a collective bargaining agreement at one of our Matamoros, Mexico manufacturing facilities, and this collective bargaining agreement is in effect through March 2025. We amended the collective bargaining agreement for our other facility in Matamoros, Mexico that we took over from Nordex, and this collective bargaining agreement is in effect through April 2025.

Note 16. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Vestas	$133,725	35.1%	$148,083	37.7%	$277,387	35.3%	$275,559	37.4%
Nordex	114,575	30.1	121,159	30.9	253,584	32.3	235,626	32.0
GE	98,897	25.9	82,084	20.9	180,153	22.9	139,403	18.9

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	June 30,	December 31,
	2023	2022
Customer	% of Total	% of Total
Nordex	57.7%	65.2%
Enercon	13.7	10.9
Vestas	11.6	7.7

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net sales by segment:
U.S.	$16,360	$20,657	$31,980	$42,214
Mexico	166,978	191,985	321,618	322,381
EMEA	134,580	129,610	302,093	279,295
India	63,353	50,250	129,646	92,137
Total net sales	$381,271	$392,502	$785,337	$736,027

Net sales by geographic location:
United States	$16,360	$20,657	$31,980	$42,214
Mexico	166,978	191,985	321,618	322,381
Türkiye	133,194	129,582	300,312	279,048
Spain	1,386	28	1,781	247
India	63,353	50,250	129,646	92,137
Total net sales	$381,271	$392,502	$785,337	$736,027

Income (loss) from continuing operations:
U.S. (1)	$(6,799)	$(18,291)	$(12,528)	$(26,293)
Mexico	(64,012)	(14,268)	(85,713)	(37,972)
EMEA	2,404	20,102	18,072	43,719
India	6,200	2,927	9,965	2,818
Total loss from continuing operations	$(62,207)	$(9,530)	$(70,204)	$(17,728)

	June 30,	December 31,
	2023	2022
	(in thousands)
Property, plant and equipment, net:
U.S.	$22,083	$23,076
Mexico	52,640	56,495
EMEA	24,992	27,005
India	30,244	30,265
Total property, plant and equipment, net	$129,959	$136,841

(1) The losses from operations in our U.S. segment includes corporate general and administrative costs of $6.8 million and $13.8 million, respectively, for the three and six months ended June 30, 2023, and $6.6 million and $14.5 million, respectively, in the comparative prior year periods.

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

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long-term relationships with leading original equipment manufacturers (OEM) in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators, and supply high strength, lightweight and durable composite products to the automotive market. We are headquartered in Scottsdale, Arizona and operate factories throughout the United States, Mexico, Türkiye, and India. We operate additional engineering development centers in Denmark and Germany and a service facility in Spain.

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

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. Over the course of the past year, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the IRA in the U.S. and several policy initiatives in the EU that are expected to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the U.S. and the EU, these policy trends are expected to have a material impact on our business and the pace of long-term growth.

Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry awaits clarity on the implementation guidance related to key components of the IRA and clarity around more robust policies in the EU. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery. We believe this recovery is likely to begin in 2025 as our customers continue to delay transitions and new line startups. Notwithstanding, we continue to have confidence with our near and long-term sales and adjusted EBITDA targets and are focused on positioning ourselves to deliver on those targets as volumes return.

As has been broadly discussed industry wide over the past several quarters, quality issues have had a pronounced impact on performance, and we have not been immune to such quality issues. While the accelerated pace of new product introductions within the industry over the last five years and the push for larger turbines getting to market quicker has significantly reduced the levelized cost of wind energy, it is also a contributing factor to the turbine and blade quality issues that have recently surfaced. During the three months ended June 30, 2023, we firmed up a number of root cause analyses with our customers related to quality issues that were identified and we recorded a charge for a change in estimate for warranties of $32.7 million. This charge primarily relates to a single warranty campaign with a current customer. In addition, we agreed to offer extended warranties for specific repairs in limited situations.

As we disclosed in the first quarter of 2023, we started to see increased inspection and repair costs due to a change in a customer’s inspection criteria requirements. With the quality issues that have been in the public eye over the past couple of quarters, most of our customers, and some of their customers, are requiring additional quality control checks and measures that are adding cost and time to the production process, which increased our manufacturing costs by $5.2 million and $9.7 million in the three and six months ended June 30, 2023, respectively, and is expected to increase our manufacturing costs by $11.7 million for the full year 2023. Additionally, we have diverted many of our field services technicians from revenue-generating work to warranty inspection and repair, which further impacted our overall financial results during the second quarter and will continue to impact our overall financial results for the balance of 2023. Overall, we expect our field service sales to be down about 30% in 2023 as compared to 2022 as our technicians focus on the warranty inspection and repair activities.

Our results of operations for the three and six months ended June 30, 2023 have also been adversely impacted by the performance of our Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021. Net sales for the three months ended June 30, 2023 were negatively impacted by approximately $8.8 million due to lost production days during the quarter as a result of extreme heat and humidity issues at this facility. We experienced a loss from operations of $13.1 million and $19.8 million at this facility for the three and six months ended June 30, 2023, respectively, and a loss from operations of $12.6 million and $17.6 million, respectively, for the comparative prior year periods. The loss from operations for the six months ended June 30, 2023, was reduced by the impact of a positive cumulative catch-up adjustment of approximately $2.2 million during the first quarter as a result of a modification to our customer contract that resulted in changes in certain of our estimated total contract values and related costs to complete the performance obligations.

The current geopolitical situation, and economic environment, including with respect to inflation, continues to evolve and affect supply chain performance and underlying assumptions in various ways. During the six months ended June 30, 2023, the overall pricing for the raw materials that we source has decreased compared to the same period in 2022. With our contract structure and shared cost approach with our customers, we expect to have a net benefit from this reduction in material pricing in 2023 as compared to 2022.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The governments of Mexico and Türkiye increased minimum wages approximately 20% and 55%, respectively, effective January 1, 2023 and there may be further wage increases enacted throughout the year. Further, in May 2023 we agreed to an amendment to our collective bargaining agreement with our associates in Türkiye which resulted in significant increased wages for these associates. During the six months ended June 30, 2023, these total wage increases in Türkiye have increased our labor costs at these facilities by approximately 72%, net of favorable foreign currency fluctuations, compared the same period in 2022. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

We believe there is an increasing demand for composite products for electric vehicles and therefore, we have made significant investments to expand our automotive business during the last several years. From 2018 to 2022, we invested approximately $81 million in our automotive business, and experienced significant losses and operational challenges during this expansion. We expect to invest an additional $10 million to $15 million in this business in 2023 and we expect to continue to operate at a loss for the year. We expect to launch three new production programs in the second half of 2023 that include the production of large structural panels for a commercial truck, a full battery enclosure for a commercial truck and high voltage battery pack thermal barriers for a light-duty truck. We continue to explore strategic alternatives for our automotive business to enable us to scale faster and remain focused on improving these operations.

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

KEY FINANCIAL MEASURES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net sales	$381,271	$392,502	$785,337	$736,027
Net loss from continuing operations	(65,175)	(10,719)	(80,321)	(22,111)
EBITDA (1)	(52,498)	6,062	(51,534)	8,088
Adjusted EBITDA (1)	(38,884)	5,583	(30,485)	11,654
Capital expenditures (2)			6,694	8,010
Free cash flow (1)(2)			(80,948)	(67,171)

	June 30,	December 31,
	2023	2022
	(in thousands)
Total debt - principal	$195,462	$61,173
Net cash (debt) (1)	(23,557)	82,042

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss attributable to common stockholders	$(80,835)	$(20,060)	$(118,135)	$(49,992)
Net loss (income) from discontinued operations	62	(5,209)	7,043	(801)
Net loss from continuing operations attributable to common stockholders	(80,773)	(25,269)	(111,092)	(50,793)
Preferred stock dividends and accretion	15,598	14,550	30,771	28,682
Net loss from continuing operations	(65,175)	(10,719)	(80,321)	(22,111)
Adjustments:
Depreciation and amortization	10,494	9,944	20,216	19,711
Interest expense, net	1,878	955	4,406	1,662
Income tax provision	305	5,882	4,165	8,826
EBITDA	(52,498)	6,062	(51,534)	8,088
Share-based compensation expense	4,062	3,610	6,615	6,693
Foreign currency loss (income)	1,485	(5,696)	2,699	(6,099)
Loss on sale of assets and asset impairments	5,819	2,265	9,412	3,173
Restructuring charges, net	2,248	(658)	2,323	(201)
Adjusted EBITDA	$(38,884)	$5,583	$(30,485)	$11,654

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(74,254)	$(59,161)
Less capital expenditures	(6,694)	(8,010)
Free cash flow	$(80,948)	$(67,171)

Net cash (debt) is reconciled as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$170,096	$133,546
Cash and cash equivalents of discontinued operations	1,809	9,669
Less total debt - principal	(195,462)	(61,173)
Net cash (debt)	$(23,557)	$82,042

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sets	661	675	1,316	1,222
Estimated megawatts	2,910	2,976	5,858	5,366
Utilization	85%	88%	84%	80%
Dedicated manufacturing lines	37	36	37	36
Manufacturing lines installed	37	36	37	36

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and six months ended June 30, 2023 and 2022 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	111.5	98.4	105.0	97.6
Startup and transition costs	0.9	1.9	0.7	2.4
Total cost of goods sold	112.4	100.3	105.7	100.0
Gross loss	(12.4)	(0.3)	(5.7)	0.0
General and administrative expenses	1.8	1.7	1.8	2.0
Loss on sale of assets and asset impairments	1.5	0.6	1.2	0.4
Restructuring charges, net	0.6	(0.2)	0.3	0.0
Loss from continuing operations	(16.3)	(2.4)	(9.0)	(2.4)
Total other income (expense)	(0.7)	1.2	(0.7)	0.6
Loss before income taxes	(17.0)	(1.2)	(9.7)	(1.8)
Income tax provision	(0.1)	(1.5)	(0.5)	(1.2)
Net loss from continuing operations	(17.1)	(2.7)	(10.2)	(3.0)
Preferred stock dividends and accretion	(4.1)	(3.7)	(3.9)	(3.9)
Net loss attributable to common stockholders from continuing operations	(21.2)	(6.4)	(14.1)	(6.9)
Net income (loss) from discontinued operations	0.0	1.3	(0.9)	0.1
Net loss attributable to common stockholders	(21.2)%	(5.1)%	(15.0)%	(6.8)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$362,734	$367,618	$(4,884)	(1.3)%	$750,326	$689,404	$60,922	8.8%
Automotive sales	7,250	10,660	(3,410)	(32.0)	17,511	23,517	(6,006)	(25.5)
Field service, inspection and repair services sales	11,287	14,224	(2,937)	(20.6)	17,500	23,106	(5,606)	(24.3)
Total net sales	$381,271	$392,502	$(11,231)	(2.9)%	$785,337	$736,027	$49,310	6.7%

The decrease in net sales of wind blades, tooling and other wind related sales for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a 2% decrease in the number of wind blades produced due to lower customer demand and delivery delays from increased inspection and repair time, a decrease in other wind related sales for mold decommissioning services, and lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices, partially offset by favorable foreign currency fluctuations and an increase in tooling sales. The increase in net sales of wind blades, tooling, and other wind related sales for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an 8% increase in the number of wind blades produced and an increase in tooling sales, partially offset by unfavorable foreign currency fluctuations, a decrease in other wind related sales for mold decommissioning services and lower average sales prices. The decrease in automotive sales for the three and six months ended June 30, 2023 was primarily due to a decrease in the number of composite bus bodies produced and a decrease in sales of other automotive products due to our customers' supply chain constraints and delays in transitions of new product launches, partially offset by an increase in fees associated with minimum volume commitments. The decrease in field service, inspection and repair services for the three and six months ended June 30, 2023 was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar against the Euro in our Türkiye operations had a favorable impact of 0.7% and an unfavorable impact of 0.5% on consolidated net sales for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
U.S.	$16,360	$20,657	$(4,297)	(20.8)%	$31,980	$42,214	$(10,234)	(24.2)%
Mexico	166,978	191,985	(25,007)	(13.0)	321,618	322,381	(763)	(0.2)
EMEA	134,580	129,610	4,970	3.8	302,093	279,295	22,798	8.2
India	63,353	50,250	13,103	26.1	129,646	92,137	37,509	40.7
Total net sales	$381,271	$392,502	$(11,231)	(2.9)%	$785,337	$736,027	$49,310	6.7%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$—	$67	$(67)	NM	$—	$166	$(166)	NM
Automotive sales	7,250	10,660	(3,410)	(32.0)	17,511	23,517	(6,006)	(25.5)
Field service, inspection and repair services sales	9,110	9,930	(820)	(8.3)	14,469	18,531	(4,062)	(21.9)
Total net sales	$16,360	$20,657	$(4,297)	(20.8)%	$31,980	$42,214	$(10,234)	(24.2)%

NM - not meaningful

The decrease in the U.S. segment’s automotive sales for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to a decrease in the number of composite bus bodies produced and a decrease in sales of other automotive products, partially offset by an increase in fees associated with minimum volume commitments related to one of our supply agreements. The decrease in the U.S. segment's field service, inspection and repair services sales for the three and six months ended June 30, 2023 was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$166,767	$188,970	$(22,203)	(11.7)%	$321,229	$319,366	$1,863	0.6%
Field service, inspection and repair services sales	211	3,015	(2,804)	(93.0)	389	3,015	(2,626)	(87.1)
Total net sales	$166,978	$191,985	$(25,007)	(13.0)%	$321,618	$322,381	$(763)	(0.2)%

The decrease in the Mexico segment’s net sales of wind blades, tooling and other wind related sales for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a 9% decrease in the number of wind blades produced primarily due to delivery delays from increased inspection and repair time, lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices, and a decrease in other wind related sales for mold decommissioning services in the prior comparative period, partially offset by an increase in tooling sales. The increase in the Mexico segment’s net sales of wind blades, tooling and other wind related sales for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase in tooling sales and changes in the volume mix of wind blade models produced, although the overall number of wind blades produced remained relatively consistent. These increases were offset by lower average sales prices and a decrease in other wind related sales. The decrease in the Mexico segment’s field service, inspection and repair services sales for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to increased time spent on non-revenue generating inspection and repair activities.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$132,614	$128,333	$4,281	3.3%	$299,451	$277,737	$21,714	7.8%
Field service, inspection and repair services sales	1,966	1,277	689	54.0	2,642	1,558	1,084	69.6
Total net sales	$134,580	$129,610	$4,970	3.8%	$302,093	$279,295	$22,798	8.2%

The increase in the EMEA segment’s net sales of wind blades, tooling and other wind related sales for the three months ended June 30, 2023, as compared to the same period in 2022 was primarily due to higher average sales prices due to the impact of inflation on wind blade prices and favorable foreign currency fluctuations, partially offset by a 3% decrease in the number of wind blades produced. The increase in the EMEA segment’s net sales of wind blades, tooling and other wind related sales for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a 4% increase in the number of wind blades produced, higher average sales prices, and an increase in the year over year number of wind blades still in the production process at the end of the periods, partially offset by unfavorable foreign currency fluctuations. The increase in the EMEA segment’s field service, inspection and repair service sales for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to an increase in demand for such services in this region and the commencement of our service center in Spain during 2022. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 2.0% and an unfavorable impact of 1.3% on the EMEA segment's net sales, respectively, during the three and six months ended June 30, 2023 as compared to the same periods in 2022.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$63,353	$50,248	$13,105	26.1%	$129,646	$92,135	$37,511	40.7%
Field service, inspection and repair services sales	—	2	(2)	NM	—	2	(2)	NM
Total net sales	$63,353	$50,250	$13,103	26.1%	$129,646	$92,137	$37,509	40.7%

The increase in the India segment’s net sales of wind blades, tooling and other wind related sales during the three and six months ended June 30, 2023, as compared to the same periods in 2022 was primarily due to a 24% and a 49% increase in the number of wind blades produced due to the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade during the prior comparative period, partially offset by lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Cost of sales	$425,267	$386,218	$39,049	10.1%	$824,648	$718,639	$106,009	14.8%
Startup costs	—	—	—	NM	—	—	—	NM
Transition costs	3,377	7,519	(4,142)	(55.1)	5,357	17,596	(12,239)	(69.6)
Total startup and transition costs	3,377	7,519	(4,142)	(55.1)	5,357	17,596	(12,239)	(69.6)
Total cost of goods sold	$428,644	$393,737	$34,907	8.9	$830,005	$736,235	$93,770	12.7
% of net sales	112.4%	100.3%		12.1%	105.7%	100.0%		5.7%

Total cost of goods sold as a percentage of net sales increased by approximately 12.1% and 5.7% during the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by increased warranty costs and additional quality control measures implemented in certain of our manufacturing facilities, increased labor costs in Türkiye and Mexico as a result of wage increases, and continued operating challenges at facilities in Matamoros, Mexico. These unfavorable items were partially offset by net favorable currency fluctuations, reduced startup and transition costs and cost savings initiatives. The fluctuating U.S. dollar against the Euro, Turkish Lira, and Mexican Peso had a combined favorable impact of 0.1% and 1.3% on consolidated cost of goods sold, respectively, for the three and six months ended June 30, 2023 as compared to the same periods in 2022.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$6,767	$6,688	$79	1.2%	$13,801	$14,548	$(747)	(5.1)%
% of net sales	1.8	1.7		0.1	1.8%	2.0%		(0.2)%

General and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2023 remained relatively consistent as compared to the same periods in 2022.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Loss on sale of receivables	$5,825	$2,172	$3,653	168.2%	$9,389	$3,128	$6,261	NM
Loss (gain) on sale of other assets	(6)	93	(99)	(106.5)	23	45	(22)	(48.9)
Total loss on sale of assets and asset impairments	$5,819	$2,265	$3,554	156.9%	$9,412	$3,173	$6,239	196.6
% of net sales	1.5	0.6		0.9	1.2%	0.4%		0.8%

The increase in loss on sale of assets and asset impairments for the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers, and an increase in the agreed-upon discount rates.

Restructuring charges, net

The following table summarizes our restructuring charges, net for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Restructuring charges, net	$2,248	$(658)	$2,906	NM	$2,323	$(201)	$2,524	NM
% of net sales	0.6	(0.2)		0.8	0.3%	0.0%		0.3%

The increase in restructuring charges, net for the three and six months ended June 30, 2023, as compared to the same periods in 2022 was primarily due to an increase in severance costs at one of our Türkiye facilities.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
U.S.	$(6,799)	$(18,291)	$11,492	62.8%	$(12,528)	$(26,293)	$13,765	52.4%
Mexico	(64,012)	(14,268)	(49,744)	NM	(85,713)	(37,972)	(47,741)	(125.7)
EMEA	2,404	20,102	(17,698)	(88.0)	18,072	43,719	(25,647)	(58.7)
India	6,200	2,927	3,273	111.8	9,965	2,818	7,147	NM
Total loss from continuing operations	$(62,207)	$(9,530)	$(52,677)	NM	$(70,204)	$(17,728)	$(52,476)	NM
% of net sales	-16.3%	-2.4%		(13.9)%	-9.0%	-2.4%		NM

U.S. Segment

The decrease in the loss from operations in the U.S. segment for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to a decrease in non-restructuring related operating costs at our manufacturing facility in Newton, Iowa where production stopped, a decrease in material costs for our automotive products, partially offset by increased labor costs and a decrease in the volume of field service, inspection and repair services.

Mexico Segment

The increase in loss from operations in the Mexico segment for the three and six months ended June 30, 2023, as compared to the same periods in 2022 was primarily due to increased warranty costs and additional quality control measures implemented in certain manufacturing facilities, increased labor costs, a decrease in the volume of wind blades produced, continued challenges at our facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. These unfavorable items were partially offset by reduced startup and transition costs. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 1.7% and 1.6% on the Mexico segment's cost of goods sold, respectively, for the three and six months ended June 30, 2023 as compared to the same periods in 2022.

EMEA Segment

The decrease in income from operations in the EMEA segment for the three and six months ended June 30, 2023, as compared to the same periods in 2022 was primarily due to inflation impacting operating costs that we were not able to pass on to our customers, increased labor costs as a result of wage increases in Türkiye, increased restructuring charges, and a decrease in the volume of wind blades produced. The impact of inflation on operating costs was partially offset by an increase in wind blade prices, a decrease in startup and transition costs and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 4.4% and 6.7% on the EMEA segment's cost of goods sold, respectively, for the three and six months ended June 30, 2023 as compared to the same periods in 2022.

India Segment

The increase in income from operations in the India segment for the three and six months ended June 30, 2023, as compared to the same periods in 2022 was primarily due to an increase in wind blade production at our India manufacturing facility and operational efficiencies as the facility was ramping up production in 2022.

Other income (expense)

The following table summarizes our total other income (expense) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(1,878)	$(955)	$(923)	(96.6)%	$(4,406)	$(1,662)	$(2,744)	(165.1)%
Foreign currency income (loss)	(1,485)	5,696	(7,181)	(126.1)	(2,699)	6,099	(8,798)	(144.3)
Miscellaneous income (expense)	700	(48)	748	NM	1,153	6	1,147	NM
Total other income (expense)	$(2,663)	$4,693	$(7,356)	(156.7)%	$(5,952)	$4,443	$(10,395)	NM
% of net sales	(0.7)	1.2		(1.9)	-0.7%	0.6%		(1.3)%

The increase in total other expense for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to foreign currency fluctuations and an increase in interest expense, net due to the issuance of $132.5 million of convertible senior unsecured notes.

Income taxes

The following table summarizes our income taxes for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Income tax provision	$(305)	$(5,882)	$5,577	94.8%	$(4,165)	$(8,826)	$4,661	52.8%
Effective tax rate	-0.5%	-121.6%			-5.5%	-66.4%

See Note 12, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and six months ended June 30, 2023 and 2022.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Net loss from continuing operations	$(65,175)	$(10,719)	$(54,456)	NM	$(80,321)	$(22,111)	$(58,210)	NM

The increase in the net loss from continuing operations for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to the reasons set forth above.

Net loss from discontinued operations

The following table summarizes our net loss from discontinued operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Net income (loss) from discontinued operations	$(62)	$5,209	$(5,271)	(101.2)%	$(7,043)	$801	$(7,844)	NM

The change in net income (loss) from discontinued operations for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to the closure of production at our Yangzhou, China facility at the end of 2022.

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

In March 2023, we issued and sold an aggregate of $132.5 million principal amount of 5.25% convertible senior unsecured notes due in 2028, the full amount of which is outstanding as of June 30, 2023. The net proceeds from the issuance of the Notes was $109.1 million, net of $4.8 million in debt issuance costs and $18.6 million in cash used to purchase the capped call transactions discussed further in Note 7, Debt. The Notes mature on March 15, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The requirements were not satisfied as of June 30, 2023 and as a result, the Notes will not be eligible for optional conversion during the third quarter of 2023. We intend to use the net proceeds from the issuance of the Notes for working capital, capital expenditures, and/or general corporate purposes, including the repayment of debt. We intend to allocate an amount equal to the net proceeds from this issuance to finance or refinance, in whole or in part, projects that support the transition to a low-carbon economy, especially those that support the generation of renewable energy and the electrification of transport (the eligible green projects).

We had net proceeds under all of our various financing arrangements of $110.7 million for the six months ended June 30, 2023 as compared to net repayments under our financing arrangements of $12.4 million in the comparable period of 2022, primarily due to the issuance of the Notes. As of June 30, 2023 and December 31, 2022, we had $191.0 million and $61.2 million in outstanding indebtedness, net of issuance costs, respectively. As of June 30, 2023, we had an aggregate of $92.4 million of remaining capacity for cash and non-cash financing, including $88.8 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, cash flow from operations and our option to issue additional Series A Preferred Stock will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. The Certificate of Designations for the Series A Preferred Stock contains certain covenants and consent rights including, but not limited to, obtaining approval from the Series A Preferred Stockholders to incur indebtedness above $80.0 million (excluding the Notes), a cash on hand balance requirement of $50.0 million in the U.S., an individual limit of $10.0 million for any single capital expenditure project, an annual total capital expenditure limit of $30.0 million, and compliance with a fixed charge coverage ratio target effective December 2023. The Series A Preferred Stockholders agreed to waive compliance with all covenants under the Certificate of Designations with respect to the Company’s sale and issuance of the Notes and the Company’s planned capital expenditures and incurrence of additional indebtedness of up to $17.0 million to acquire wind turbines that will provide renewable energy for our manufacturing facilities in Türkiye.

At June 30, 2023 and December 31, 2022, we had unrestricted cash, cash equivalents and short-term investments totaling $170.1 million and $133.6 million, respectively. The June 30, 2023 balance includes $39.2 million of cash located outside of the United States, including $31.6 million in Türkiye, $5.8 million in India, $1.4 million in Mexico and $0.5 million in other countries. In addition to these amounts, at June 30, 2023 we had $1.8 million of unrestricted cash and cash equivalents related to our discontinued

operations. At December 31, 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $9.7 million, all located outside of the U.S.

Our ability to repatriate funds from China related to our discontinued operations to the U.S. is subject to a number of restrictions imposed by the Chinese government. We repatriate funds through several technology license and corporate/administrative service agreements. We are compensated quarterly based on agreed upon royalty rates for such intellectual property licenses and quarterly fees for those services. Certain of our subsidiaries are limited in their ability to declare dividends without first meeting statutory restrictions of China, including retained earnings as determined under Chinese-statutory accounting requirements. Until 50% ($16.1 million) of registered capital is contributed to a surplus reserve, our China discontinued operations can only pay dividends equal to 90% of after-tax profits (10% must be contributed to the surplus reserve). Once the surplus reserve fund requirement is met, our China discontinued operations can pay dividends equal to 100% of after-tax profit assuming other conditions are met. At June 30, 2023 and December 31, 2022, the amount of the surplus reserve fund was $1.4 million for both respective periods. We plan to shut down our business operations in China in the next 12 months. After all assets and liabilities related to our discontinued operations have been disposed of and/or sold, and after all legal and Chinese-statutory requirements have been met, our subsidiaries in China may distribute any remaining shareholders’ equity, including retained earnings, to our subsidiary in Switzerland.

Financing Facilities

Our total principal amount of debt outstanding as of June 30, 2023 was $195.5 million, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 7, Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	$ Change
	(in thousands)
Net cash used in operating activities	$(74,254)	$(59,161)	$(15,093)
Net cash used in investing activities	(6,694)	(8,010)	1,316
Net cash provided by (used in) financing activities	108,109	(12,726)	120,835
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	914	(8,649)	9,563
Net change in cash, cash equivalents and restricted cash	$28,075	$(88,546)	$116,621

Operating Cash Flows

Net cash used in operating activities increased by $15.1 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily as a result of an increase in operating losses, payments for China restructuring activities including outstanding payables and severance, an increase in gross contract assets due to an increase in unbilled wind blade production and timing of advance payments, and working capital fluctuations, partially offset by an increase in accounts receivable in the prior comparative period.

Investing Cash Flows

Net cash used in investing activities decreased by $1.3 million for the six months ended June 30, 2023, as compared to the same period in 2022.

Financing Cash Flows

Net cash provided by financing activities increased by $120.8 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily as a result of the proceeds from the issuance of the Notes.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of June 30, 2023:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Discount Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	SOFR plus 0.26%
2020	EMEA	EURIBOR plus 1.95%
2020	India	SOFR plus 0.26%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and six months ended June 30, 2023, $283.3 million and $507.7 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $264.8 million and $452.6 million, respectively, in the comparative prior year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2, Basis of Presentation, under the heading “Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $2.6 million for the six months ended June 30, 2023.

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

Resin, resin systems, and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 57% of the resin and resin systems, and approximately 90% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin and carbon fiber costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $6.4 million for the full year 2023. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems.

Interest Rate Risk. As of June 30, 2023, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 15, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our disclosure to the Risk Factors (Part II, Item 1A) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition, and/or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

The following table summarizes the total number of shares of our Common Stock that we repurchased during the three months ended June 30, 2023 from certain associates who surrendered Common Stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April (April 1 - April 30)	—	$—	—	—
May (May 1 - May 31)	3,029	11.12	—	—
June (June 1 - June 30)	—	—	—	—
Total	3,029	$11.12	—	—

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

TPI COMPOSITES, INC.

Date: August 3, 2023	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)