Form 10-Q
period 2023-09-30
TPI COMPOSITES, INC
filed 2023-11-02
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 42,571,228 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	5

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022	6

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and 2022	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	41

ITEM 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	43

ITEM 1A.	Risk Factors	43

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

ITEM 3.	Defaults Upon Senior Securities	43

ITEM 4.	Mine Safety Disclosures	43

ITEM 5.	Other Information	43

ITEM 6.	Exhibits	44

SIGNATURES		45

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
•
changes in macroeconomic and market conditions, including the potential impact of any pandemic, risk of recession, rising interest rates and inflation, supply chain constraints, commodity prices and exchange rates, and the impact of such changes on our business and results of operations;
•
our ability to attract and retain customers for our products, and to optimize product pricing;
•
our ability to effectively manage our growth strategy and future expenses, including our startup and transition costs;
•
our ability to successfully expand in our existing wind energy markets and into new international wind energy markets, including our ability to expand our field service inspection and repair services business;
•
our ability to keep up with market changes and innovations;
•
our ability to successfully open new manufacturing facilities and expand existing facilities on time and on budget;
•
the impact of the pace of new product and wind blade model introductions on our business and our results of operations;
•
our ability to identify and execute a strategic alternative to enable the growth of our automotive business;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$160,649	$133,546
Restricted cash	9,300	9,854
Accounts receivable	135,660	184,809
Contract assets	184,379	215,939
Prepaid expenses	27,321	29,119
Other current assets	34,484	26,052
Inventories	5,779	10,661
Current assets of discontinued operations	4,857	35,182
Total current assets	562,429	645,162
Property, plant and equipment, net	128,071	136,841
Operating lease right of use assets	134,732	152,312
Other noncurrent assets	30,219	27,861
Total assets	$855,451	$962,176

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$247,562	$280,499
Accrued warranty	42,955	22,347
Current maturities of long-term debt	63,290	59,975
Current operating lease liabilities	21,912	22,220
Contract liabilities	1,792	17,100
Current liabilities of discontinued operations	7,954	54,440
Total current liabilities	385,465	456,581
Long-term debt, net of current maturities	128,834	1,198
Noncurrent operating lease liabilities	117,038	133,363
Other noncurrent liabilities	15,272	10,670
Total liabilities	646,609	601,812
Commitments and contingencies (Note 15)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized; 350 shares issued and outstanding at September 30, 2023 and December 31, 2022; liquidation preference of $488,625 at September 30, 2023 and $475,735 at December 31, 2022	356,679	309,877
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 43,091 shares issued and 42,571 shares outstanding at September 30, 2023 and 100,000 shares authorized, 42,369 shares issued and 42,044 shares outstanding at December 31, 2022	431	424
Paid-in capital	351,448	407,570
Accumulated other comprehensive loss	(10,834)	(15,387)
Accumulated deficit	(478,748)	(334,569)
Treasury stock, at cost, 520 shares at September 30, 2023 and 325 shares at December 31, 2022	(10,134)	(7,551)
Total stockholders’ equity	(147,837)	50,487
Total liabilities, mezzanine equity and stockholders’ equity	$855,451	$962,176

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net sales	$372,860	$384,438	$1,158,197	$1,120,465
Cost of sales	379,219	380,729	1,203,867	1,099,368
Startup and transition costs	4,817	4,821	10,174	22,417
Total cost of goods sold	384,036	385,550	1,214,041	1,121,785
Gross loss	(11,176)	(1,112)	(55,844)	(1,320)
General and administrative expenses	28,709	8,030	42,510	22,578
Loss on sale of assets and asset impairments	5,857	2,969	15,269	6,142
Restructuring charges, net	1,167	(189)	3,490	(390)
Loss from continuing operations	(46,909)	(11,922)	(117,113)	(29,650)
Other income (expense):
Interest expense, net	(1,628)	(1,210)	(6,034)	(2,872)
Foreign currency income (loss)	(579)	8,207	(3,278)	14,306
Miscellaneous income	393	991	1,546	997
Total other income (expense)	(1,814)	7,988	(7,766)	12,431
Loss from continuing operations before income taxes	(48,723)	(3,934)	(124,879)	(17,219)
Income tax provision	(8,040)	(2,852)	(12,205)	(11,678)
Net loss from continuing operations	(56,763)	(6,786)	(137,084)	(28,897)
Preferred stock dividends and accretion	(16,031)	(14,976)	(46,802)	(43,658)
Net loss from continuing operations attributable to common stockholders	(72,794)	(21,762)	(183,886)	(72,555)
Net income (loss) from discontinued operations	(52)	5,319	(7,095)	6,120
Net loss attributable to common stockholders	$(72,846)	$(16,443)	$(190,981)	$(66,435)

Weighted-average shares of common stock outstanding:
Basic	42,570	41,984	42,448	41,950
Diluted	42,570	41,984	42,448	41,950

Net loss from continuing operations per common share:
Basic	$(1.71)	$(0.52)	$(4.33)	$(1.73)
Diluted	$(1.71)	$(0.52)	$(4.33)	$(1.73)

Net income (loss) from discontinued operations per common share:
Basic	$(0.00)	$0.13	$(0.17)	$0.15
Diluted	$(0.00)	$0.13	$(0.17)	$0.15

Net loss per common share:
Basic	$(1.71)	$(0.39)	$(4.50)	$(1.58)
Diluted	$(1.71)	$(0.39)	$(4.50)	$(1.58)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss from continuing operations attributable to common stockholders	$(72,794)	$(21,762)	$(183,886)	$(72,555)
Net income (loss) from discontinued operations	(52)	5,319	(7,095)	6,120
Net loss attributable to common stockholders	(72,846)	(16,443)	(190,981)	(66,435)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,052)	(7,903)	(1,858)	28,120
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	901	—	901	—
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 for each of the presented periods	318	(582)	2,261	1,574
Reclassification of (gain) loss on hedging derivatives, net of taxes of $0 for each of the presented periods	3,307	(187)	3,249	(1,325)
Comprehensive loss	$(71,372)	$(25,115)	$(186,428)	$(38,066)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2023
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(22,127)	—	(22,127)
Preferred stock dividends	—	10,706	—	—	(10,706)	—	—	—	(10,706)
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,549)	(2,549)
Issuances under share- based compensation plan	—	—	627	6	—	—	—	—	6
Share-based compensation expense	—	—	—	—	2,720	—	—	—	2,720
Accretion of Series A Preferred Stock	—	4,467	—	—	(4,467)	—	—	—	(4,467)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Balance at March 31, 2023	350	325,050	42,996	430	376,527	(13,377)	(356,696)	(10,100)	(3,216)
Net loss	—	—	—	—	—	—	(65,237)	—	(65,237)
Preferred stock dividends	—	11,118	—	—	(11,118)	—	—	—	(11,118)
Other comprehensive income	—	—	—	—	—	1,069	—	—	1,069
Common stock repurchased for treasury	—	—	—	—	—	—	—	(34)	(34)
Issuances under share- based compensation plan	—	—	93	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,926	—	—	—	3,926
Accretion of Series A Preferred Stock	—	4,480	—	—	(4,480)	—	—	—	(4,480)
Balance at June 30, 2023	350	340,648	43,089	431	364,855	(12,308)	(421,933)	(10,134)	(79,089)
Net loss	—	—	—	—	—	—	(56,815)	—	(56,815)
Preferred stock dividends	—	11,549	—	—	(11,549)	—	—	—	(11,549)
Other comprehensive income	—	—	—	—	—	1,474	—	—	1,474
Common stock repurchased for treasury	—	—	—	—	—	—	—	—	—

Issuances under share- based compensation plan	—	—	2	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,624	—	—	—	2,624
Accretion of Series A Preferred Stock	—	4,482	—	—	(4,482)	—	—	—	(4,482)
Balance at September 30, 2023	350	$356,679	43,091	$431	$351,448	$(10,834)	$(478,748)	$(10,134)	$(147,837)

	Nine Months Ended September 30, 2022
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	equity
			(in thousands)
Balance at December 31, 2021	350	$250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(15,800)	—	(15,800)
Preferred stock dividends	—	9,605	—	—	(9,605)	—	—	—	(9,605)
Other comprehensive income	—	—	—	—	—	46,074	—	—	46,074
Common stock repurchased for treasury	—	—	—	—	—	—	—	(343)	(343)
Issuances under share- based compensation plan	—	—	106	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,279	—	—	—	3,279
Accretion of Series A Preferred Stock	—	4,527	—	—	(4,527)	—	—	—	(4,527)
Balance at March 31, 2022	350	265,106	37,524	375	440,587	(7,932)	(285,064)	(6,935)	141,031
Net loss	—	—	—	—	—	—	(5,510)	—	(5,510)
Preferred stock dividends	—	9,975	—	—	(9,975)	—	—	—	(9,975)
Other comprehensive income	—	—	—	—	—	(9,033)	—	—	(9,033)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(45)	(45)
Issuances under share- based compensation plan	—	—	33	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Accretion of Series A Preferred Stock	—	4,575	—	—	(4,575)	—	—	—	(4,575)
Balance at June 30, 2022	350	279,656	37,557	376	429,763	(16,965)	(290,574)	(6,980)	115,620
Net loss	—	—	—	—	—	—	(1,467)	—	(1,467)
Preferred stock dividends	—	10,361	—	—	(10,361)	—	—	—	(10,361)
Other comprehensive income	—	—	—	—	—	(8,672)	—	—	(8,672)
Common stock repurchased for treasury	—	—	—	—	—	—	—	—	—

Issuances under share- based compensation plan	—	—	—	—	—	—	—	—	—
Issuance of common stock from the exercise of warrants	—	—	4,664	46	—	—	—	—	46
Share-based compensation expense	—	—	—	—	3,726	—	—	—	3,726
Accretion of Series A Preferred Stock	—	4,615	—	—	(4,615)	—	—	—	(4,615)
Balance at September 30, 2022	350	$294,632	42,221	$422	$418,513	$(25,637)	$(292,041)	$(6,980)	$94,277

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(144,179)	$(22,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,798	34,175
Provision for credit losses	20,929	—
Loss on sale of assets and asset impairments	16,748	7,093
Share-based compensation expense	9,278	10,781
Amortization of debt issuance costs	552	—
Deferred income taxes	(1,937)	5,747
Changes in assets and liabilities:
Accounts receivable	28,122	(36,880)
Contract assets and liabilities	3,179	(26,623)
Operating lease right of use assets and operating lease liabilities	(8,577)	(2,581)
Inventories	6,358	(3,838)
Prepaid expenses	3,637	212
Other current assets	(8,248)	(4,402)
Other noncurrent assets	5,824	2,227
Accounts payable and accrued expenses	(70,043)	(27,071)
Accrued warranty	20,608	(21,808)
Other noncurrent liabilities	2,043	650
Net cash used in operating activities	(85,908)	(85,095)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,846)	(11,492)
Proceeds from sale of business	12,836	—
Net cash used in investing activities	(3,010)	(11,492)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	132,500	—
Purchase of capped calls	(18,590)	—
Payments of debt issuance costs	(4,810)	—
Repayments of revolving and term loans	—	(8,109)
Proceeds from working capital loans	33,927	25,044
Repayments of working capital loans	(35,479)	(20,701)
Principal repayments of finance leases	(1,038)	(5,055)
Net proceeds from (repayments of) other debt	5,102	(3,704)
Proceeds from exercise of stock options	—	48
Repurchase of common stock including shares withheld in lieu of income taxes	(2,583)	(388)
Net cash provided by (used in) financing activities	109,029	(12,865)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	700	(3,807)
Net change in cash, cash equivalents and restricted cash	20,811	(113,259)
Cash, cash equivalents and restricted cash, beginning of year	153,069	252,218
Cash, cash equivalents and restricted cash, end of period	$173,880	$138,959

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$8,151	$3,406
Cash paid for income taxes, net of refunds	15,742	19,908
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	2,344	11,628
Property, plant, and equipment obtained in exchange for new finance lease liabilities	197	—
Accrued capital expenditures in accounts payable	2,574	1,793
Paid-in-kind preferred stock dividends and accretion	46,802	43,658

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	September 30,	December 31,	September 30,	December 31,
	2023	2022	2022	2021
	(in thousands)
Cash and cash equivalents	$160,649	$133,546	$86,812	$216,236
Restricted cash	9,300	9,854	9,822	10,053
Cash and cash equivalents of discontinued operations	3,931	9,669	42,325	25,929
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$173,880	$153,069	$138,959	$252,218

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

Note 2. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2023, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Recently Issued Accounting Pronouncements

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), which requires the disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. We adopted this standard on January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024. The new standard did not have a material impact on our condensed consolidated financial statements.

The Company has determined that no other recent accounting pronouncements apply to our operations or could otherwise have a material impact on our consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Discontinued Operations

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, has had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down has had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. During the three months ended September 30, 2023, we completed the sale of our Taicang, China operations and received net proceeds of $12.8 million resulting in a net gain on the sale of $0.4 million.

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	September 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$3,931	$9,669
Accounts receivable	897	2,716
Prepaid expenses	—	1,877
Inventories	17	1,501
Property, plant and equipment, net	—	17,678
Other classes of assets that are not major	12	1,741
Total assets of discontinued operations	$4,857	$35,182

Accounts payable and accrued expenses	$4,385	$26,942
Accrued restructuring	3,359	17,764
Operating lease liabilities	—	9,524
Other classes of liabilities that are not major	210	210
Total liabilities of discontinued operations	$7,954	$54,440

The following table presents the components of net income (loss) from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Net sales	$749	$74,833	$2,950	$176,044
Cost of sales	1,197	65,049	8,600	158,462
Startup and transition costs	—	—	—	7,994
Total cost of goods sold	1,197	65,049	8,600	166,456
Gross profit (loss)	(448)	9,784	(5,650)	9,588
(Gain) loss on sale of assets and asset impairments	(442)	602	1,479	951
Restructuring charges, net	(57)	102	1,403	2,706
Income (loss) from discontinued operations	51	9,080	(8,532)	5,931
Other income (expense):
Interest income, net	1	61	42	41
Foreign currency income (loss)	(64)	3,155	(217)	7,152
Miscellaneous income (expense)	(40)	282	1,612	1,127
Total other income	(103)	3,498	1,437	8,320
Income (loss) before income taxes	(52)	12,578	(7,095)	14,251
Income tax provision	—	(7,259)	—	(8,131)
Net income (loss) from discontinued operations	$(52)	$5,319	$(7,095)	$6,120

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents summarized cash flows from discontinued operations:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities from discontinued operations	$(5,517)	$18,460
Net cash used in investing activities from discontinued operations	(185)	(1,920)
Additional non-cash items related to operating activities from discontinued operations:
Depreciation and amortization	—	4,844
Share-based compensation expense	135	505

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Severance	Other	Total
	(in thousands)
Balance at December 31, 2022	$15,757	$2,007	$17,764
Restructuring charges, net	(17)	1,475	1,458
Payments	(9,184)	(2,096)	(11,280)
Balance at March 31, 2023	6,556	1,386	7,942
Restructuring charges, net	—	—	—
Payments	(3,293)	(200)	(3,493)
Balance at June 30, 2023	3,263	1,186	4,449
Restructuring charges, net	—	(55)	(55)
Payments	(971)	(64)	(1,035)
Balance at September 30, 2023	$2,292	$1,067	$3,359

Note 4. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (d) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended September 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$156,077	$146,593	$59,561	$362,231
Automotive sales	2,619	—	—	—	2,619
Field service, inspection and repair services sales	4,565	784	2,661	—	8,010
Total net sales	$7,184	$156,861	$149,254	$59,561	$372,860

	Three Months Ended September 30, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$1,151	$163,833	$124,845	$65,967	$355,796
Automotive sales	10,542	—	—	—	10,542
Field service, inspection and repair services sales	15,062	535	2,503	—	18,100
Total net sales	$26,755	$164,368	$127,348	$65,967	$384,438

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$477,306	$446,044	$189,207	$1,112,557
Automotive sales	20,130	—	—	—	20,130
Field service, inspection and repair services sales	19,034	1,173	5,303	—	25,510
Total net sales	$39,164	$478,479	$451,347	$189,207	$1,158,197

	Nine Months Ended September 30, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$1,317	$483,199	$402,582	$158,102	$1,045,200
Automotive sales	34,059	—	—	—	34,059
Field service, inspection and repair services sales	33,593	3,550	4,061	2	41,206
Total net sales	$68,969	$486,749	$406,643	$158,104	$1,120,465

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

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2023	2022	$ Change
	(in thousands)
Gross contract assets	$197,939	$231,487	$(33,548)
Less: reclassification from contract liabilities	(13,560)	(15,548)	1,988
Contract assets	$184,379	$215,939	$(31,560)

	September 30,	December 31,
	2023	2022	$ Change
	(in thousands)
Gross contract liabilities	$15,352	$32,648	$(17,296)
Less: reclassification to contract assets	(13,560)	(15,548)	1,988
Contract liabilities	$1,792	$17,100	$(15,308)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract assets decreased by $31.6 million from December 31, 2022 to September 30, 2023, primarily due to a $12.8 million impairment of contract assets associated with our bus body supply agreement with Proterra, Inc. (Proterra), one of our customers in our automotive business line that filed for bankruptcy during the three months ended September 30, 2023, as well as a decrease in customer specific material purchases during the nine months ended September 30, 2023. Contract liabilities, net of the amounts reclassed to contract assets decreased by $15.3 million from December 31, 2022 to September 30, 2023. For the nine months ended September 30, 2023, we recognized $17.1 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $0.9 billion. This total transaction price excludes approximately $19.4 million of variable consideration related to one of our customer supply agreements, which has been constrained primarily due to uncertainty associated with production volume during the remaining term. Had the variable consideration not been constrained, approximately $12.8 million of the $19.4 million revenue would have been recognized as of September 30, 2023. We estimate the constraint will be resolved in subsequent periods when our customer provides additional information relevant to forecasted future production. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2023	$265,094	31.2%
2024	486,194	57.1
2025	99,868	11.7
Total remaining performance obligations	$851,156	100%

For the three and nine months ended September 30, 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $0.1 million and $15.6 million, respectively. For the three months ended September 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods increased by $0.3 million. For the nine months ended September 30, 2022, net revenue recognized from our performance obligations satisfied in previous periods decreased by $10.3 million. The decreases for the three and nine months ended September 30, 2023 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

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

There have been numerous government initiatives over the past few years aimed at expanding the use of renewable energy, including the Inflation Reduction Act (IRA) in the U.S, and several policy initiatives in the European Union (EU) that are expected to accelerate the expansion of renewable energy and green technologies, simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry awaits clarity on the implementation guidance related to key components of the IRA, clarity around more robust policies in the EU, and industry headwinds caused by rising interest rates and inflation.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2023 and 2022. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At September 30, 2023 and December 31,

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2022, we had $111.3 million and $124.4 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At September 30, 2023, this included $43.1 million in Türkiye, $4.6 million in India, $1.0 million in Mexico and $0.7 million in other countries. As of December 31, 2022, this included $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. We have not experienced losses to date in these accounts. In addition, at September 30, 2023 and December 31, 2022, we had short-term deposits in interest bearing accounts in the U.S. of $9.3 million and $9.9 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets. In addition, at September 30, 2023 and December 31, 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $3.9 million and $9.7 million, respectively.

Note 6. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Warranty accrual at beginning of period	$49,288	$35,578	$22,347	$42,020
Accrual during the period	3,105	3,365	9,183	10,057
Cost of warranty services provided during the period	(22,500)	(15,778)	(36,334)	(28,177)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	13,062	(2,953)	47,759	(3,688)
Warranty accrual at end of period	$42,955	$20,212	$42,955	$20,212

The increase in the change in estimate for pre-existing warranties during the three and nine months ended September 30, 2023 is primarily related to a single warranty campaign with a current customer.

Note 7. Debt

Long-term debt, net of current maturities, consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
5.25% Convertible senior unsecured notes—U.S.	$132,500	$—
Unsecured financing—EMEA	48,793	43,556
Secured and unsecured working capital—India	13,695	15,246
Equipment finance leases—Mexico	1,270	1,909
Equipment finance leases—EMEA	54	443
Other equipment finance leases	70	19
Total debt—principal	196,382	61,173
Less: Debt issuance costs	(4,258)	—
Total debt, net of debt issuance costs	192,124	61,173
Less: Current maturities of long-term debt	(63,290)	(59,975)
Long-term debt, net of current maturities	$128,834	$1,198

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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
•
during the five-business day period immediately after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of five consecutive trading day period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate of the Notes on such trading day;
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

Capped Call Transactions

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The cost of the Capped Call Transactions was $18.6 million and was recorded as a reduction to our additional paid-in-capital in our condensed consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of September 30, 2023, the Capped Call Transactions were out-of-the-money.

Unsecured Financing – EMEA:

In April 2023, we entered into a credit agreement with a Turkish financial institution to provide up to 10.0 million Euro of unsecured financing, letters of credit and other non-cash items. During the three months ended September 30, 2023, we borrowed 9.5 million Euro against this credit facility. Interest on each borrowing accrues at a fixed rate in effect at the time of each borrowing and is payable monthly until the borrowing is repaid. As of September 30, 2023, there was 9.5 million Euro (approximately $10.1 million) outstanding under this credit agreement, and a weighted average interest rate on outstanding borrowings of 8.82%.

Secured and Unsecured Working Capital – India:

In June 2023, we entered into a working capital facility with an Indian financial institution to provide up to 1.25 billion Indian rupee (approximately $15.0 million as of September 30, 2023) of unsecured financing. During the nine months ended September 30, 2023, we borrowed 1.15 billion Indian rupee (approximately $14.1 million) against this credit facility. Interest on the unsecured borrowing accrues at a fixed rate in effect at the time of each borrowing and is payable monthly until the borrowing is repaid. As of September 30, 2023, there was 750 million Indian rupee (approximately $9.2 million) outstanding under this credit facility, and a weighted average interest rate on outstanding borrowings of 7.26%.

Note 8. Share-Based Compensation Plans

During the nine months ended September 30, 2023, we issued to certain employees an aggregate of 625,114 timed-based restricted stock units (RSUs), an additional 169,326 time-based RSUs with a guaranteed award value, 91,338 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2023 through December 31, 2025, 121,710 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2023 through December 31, 2025 and 75,487 stock options. Of the 625,114 time-based RSUs, 90,396 of these vest 100% on the first anniversary of the grant date, and 534,718 of these vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. The 169,326 time-based RSUs with a guaranteed award value vest over a two-year period with 50% on the first and second anniversary of the grant date, respectively, and additional shares may be issued on the second anniversary of the grant date to maintain the guaranteed award value. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$935	$746	$2,176	$2,236
General and administrative expenses	1,593	2,838	6,967	8,041
Total share-based compensation expense	$2,528	$3,584	$9,143	$10,277

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
RSUs	$2,176	$2,989	$7,367	$8,396
Stock options	284	221	736	550
PSUs	68	374	1,040	1,331
Total share-based compensation expense	$2,528	$3,584	$9,143	$10,277

Note 9. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and 10 years, some of which may include options to extend the leases up to five years.

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Total operating lease cost	$9,993	$10,036	$30,140	$30,098

Finance lease cost
Amortization of assets under finance leases	$987	$1,198	$3,035	$3,104
Interest on finance leases	25	57	90	249
Total finance lease cost	$1,012	$1,255	$3,125	$3,353

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Operating Leases
Operating lease right of use assets	$134,732	$152,312

Current operating lease liabilities	$21,912	$22,220
Noncurrent operating lease liabilities	117,038	133,363
Total operating lease liabilities	$138,950	$155,583

Finance Leases
Property, plant and equipment, gross	$35,850	$35,948
Less: accumulated depreciation	(27,763)	(24,272)
Total property, plant and equipment, net	$8,087	$11,676

Current maturities of long-term debt	$802	$1,174
Long-term debt, net of current maturities	592	1,197
Total finance lease liabilities	$1,394	$2,371

Future minimum lease payments under noncancelable leases as of September 30, 2023 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
Remainder of 2023	$9,327	$219
2024	32,463	813
2025	31,915	440
2026	30,471	27
2027	25,978	13
Thereafter	53,523	—
Total future minimum lease payments	183,677	1,512
Less: interest	(44,727)	(118)
Total lease liabilities	$138,950	$1,394

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,883	$29,120
Operating cash flows from finance leases	82	249
Financing cash flows from finance leases	1,038	5,055

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Weighted-Average Remaining Lease Term (In Years):
Operating leases	5.9	6.4
Finance leases	1.8	2.1

Weighted-Average Discount Rate:
Operating leases	8.4%	8.3%
Finance leases	5.0%	6.4%

As of September 30, 2023, we have additional leases related to our corporate office and field services facility totaling approximately $4.5 million which have not yet commenced, but which we expect will commence in the fourth quarter of 2023 with initial terms ranging from 7 to 8 years.
Note 10. Financial Instruments

Foreign Exchange Forward Contracts

To mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact, we sometimes enter into foreign exchange derivative contracts, including forward contracts and option contracts. We do not use such contracts for speculative or trading purposes.

Mexican Peso

In May 2023, we purchased a series of call option contracts to mitigate cash flow variability associated with forecasted expenses in the Mexican Peso against changes in the U.S. Dollar to Mexican Peso exchange rate. A premium obligation of $3.2 million was incurred at hedge initiation, with payment deferred until December 2023. The premium is amortized against our earnings on a straight-line basis over a period of seven months, the period including the expiry dates of the purchased call option contracts, through cost of sales within our consolidated statements of operations. These foreign exchange call option contracts qualified for accounting as cash flow hedges in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, and we designated them as such.

With regards to our foreign exchange call option contracts, for the three and nine months ended September 30, 2023, $0.5 million and $1.8 million, respectively, of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations, as compared to $0.3 million and $1.2 million, respectively, in the comparative prior year periods.

As of September 30, 2023, the notional values associated with our foreign exchange call option contracts qualifying as cash flow hedges were approximately 0.8 billion Mexican Pesos (approximately $42.1 million). There were no outstanding foreign exchange call option contracts as of December 31, 2022.

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	September 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2023	2022
		(in thousands)
Foreign exchange forward contracts	Other current assets	$2,364	$—

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Nine Months Ended
Other Comprehensive	Statement of Operations	September 30,		September 30,
Loss Component	Line Item	2023	2022	2023	2022
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(1,235)	$(187)	$(1,293)	$(1,325)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Restructuring Charges, Net

The following is a summary of our restructuring charges, net for the periods presented:

	Three Months Ended September 30, 2023
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$331	$216	$644	$1,191
Other restructuring costs	(24)	—	—	(24)
Total restructuring charges, net	$307	$216	$644	$1,167

	Three Months Ended September 30, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$—	$(496)	$307	$(189)
Other restructuring costs	—	—	—	—
Total restructuring charges, net	$—	$(496)	$307	$(189)

	Nine Months Ended September 30, 2023
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$306	$316	$2,892	$3,514
Other restructuring costs	(24)	—	—	(24)
Total restructuring charges, net	$282	$316	$2,892	$3,490

	Nine Months Ended September 30, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$100	$(1,041)	$307	$(634)
Other restructuring costs	244	—	—	244
Total restructuring charges, net	$344	$(1,041)	$307	$(390)

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Mexico	EMEA	Total
	(in thousands)
Balance at December 31, 2022	$457	$—	$30	$487
Restructuring charges, net	(25)	100	—	75
Payments	(432)	(100)	(27)	(559)
Balance at March 31, 2023	—	—	3	3
Restructuring charges, net	—	—	2,248	2,248
Payments	—	—	(692)	(692)
Balance at June 30, 2023	—	—	1,559	1,559
Restructuring charges, net	307	216	644	1,167
Payments	(307)	(216)	(2,169)	(2,692)
Balance at September 30, 2023	$—	$—	$34	$34

There was no material restructuring activity for our India segment for the three and nine months ended September 30, 2023 and 2022.

Note 12. Income Taxes

For the three and nine months ended September 30, 2023, we reported an income tax provision of $8.0 million and $12.2 million, respectively, as compared to an income tax provision of $2.9 million and $11.7 million, respectively, in the comparative prior year period. The increase during the three and nine months ended September 30, 2023, resulted primarily from the change in the mix of earnings of foreign jurisdictions.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No changes in tax law occurred during the nine months ended September 30, 2023, which had a material impact on our income tax provision. During the three months ended September 30, 2023, we no longer assert permanent reinvestment on $43.0 million of unremitted earnings in one of our foreign subsidiaries that we expect to repatriate to the U.S. and consequently recognized a $4.3 million deferred tax liability. We continue to maintain our assertion to indefinitely reinvest the remaining earnings and profits in our foreign subsidiaries. Accordingly, no deferred tax liability has been accrued with respect to such remaining unremitted earnings.

Note 13. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(56,763)	$(6,786)	$(137,084)	$(28,897)
Preferred stock dividends and accretion	(16,031)	(14,976)	(46,802)	(43,658)
Net loss from continuing operations attributable to common stockholders	(72,794)	(21,762)	(183,886)	(72,555)
Net income (loss) from discontinued operations	(52)	5,319	(7,095)	6,120
Net loss attributable to common stockholders	$(72,846)	$(16,443)	$(190,981)	$(66,435)

Denominator:
Basic weighted-average shares outstanding	42,570	41,984	42,448	41,950
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	42,570	41,984	42,448	41,950

Loss from continuing operations per common share:
Basic	$(1.71)	$(0.52)	$(4.33)	$(1.73)
Diluted	$(1.71)	$(0.52)	$(4.33)	$(1.73)

Income (loss) from discontinued operations per common share:
Basic	$(0.00)	$0.13	$(0.17)	$0.15
Diluted	$(0.00)	$0.13	$(0.17)	$0.15

Loss per common share:
Basic	$(1.71)	$(0.39)	$(4.50)	$(1.58)
Diluted	$(1.71)	$(0.39)	$(4.50)	$(1.58)

Dilutive shares excluded from the calculation due to net losses in the period	84	893	268	568
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	762	111	147	196

We use the if-converted method for calculating any potential dilutive effect of the Notes on diluted net loss per common share. The Notes would have a diluted impact on net income per share when the average price of our Common Stock for a given period exceeds the respective conversion price of the Notes. During the nine months ended September 30, 2023, we had 8,816,881 potentially issuable shares of Common Stock related to our Notes that were not included in the computation of diluted net loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Nine Months Ended September 30, 2023
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,010	—	2,010
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	2,010	—	2,010
Balance at March 31, 2023	(8,835)	(4,542)	(13,377)
Other comprehensive income (loss) before reclassifications	(816)	1,943	1,127
Amounts reclassified from AOCL	—	(58)	(58)
Net tax effect	—	—	—
Net current period other comprehensive income (loss)	(816)	1,885	1,069
Balance at June 30, 2023	(9,651)	(2,657)	(12,308)
Other comprehensive income (loss) before reclassifications	(3,052)	318	(2,734)
Amounts reclassified from AOCL	901	3,307	4,208
Net tax effect	—	—	—
Net current period other comprehensive income (loss)	(2,151)	3,625	1,474
Balance at September 30, 2023	$(11,802)	$968	$(10,834)

During the three months ended September 30, 2023, we reclassified $0.9 million from cumulative translation adjustments and reclassified $4.5 million of losses on net investment hedges from accumulated other comprehensive loss and included the amounts in determining net loss for the period as a result of the substantially complete liquidation of our China operations.

	Nine Months Ended September 30, 2022
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$(5,476)	$(54,006)
Other comprehensive income before reclassifications	43,369	3,345	46,714
Amounts reclassified from AOCL	—	(640)	(640)
Net tax effect	—	—	—
Net current period other comprehensive income	43,369	2,705	46,074
Balance at March 31, 2022	(5,161)	(2,771)	(7,932)
Other comprehensive loss before reclassifications	(7,346)	(1,189)	(8,535)
Amounts reclassified from AOCL	—	(498)	(498)
Net tax effect	—	—	—
Net current period other comprehensive loss	(7,346)	(1,687)	(9,033)
Balance at June 30, 2022	(12,507)	(4,458)	(16,965)
Other comprehensive loss before reclassifications	(7,903)	(582)	(8,485)
Amounts reclassified from AOCL	—	(187)	(187)
Net tax effect	—	—	—
Net current period other comprehensive loss	(7,903)	(769)	(8,672)
Balance at September 30, 2022	$(20,410)	$(5,227)	$(25,637)

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

Collective Bargaining Agreements

Certain of our associates in Türkiye and Matamoros, Mexico are covered by collective bargaining agreements. Our collective bargaining agreement with our associates in Türkiye is in effect through December 2024. We have separate collective bargaining agreements for each of our Matamoros, Mexico manufacturing facilities. Our collective bargaining agreement at one of our Matamoros, Mexico manufacturing facilities is in effect through March 2025 and our collective bargaining agreement for our other facility in Matamoros, Mexico that we took over from Nordex is in effect through April 2025.

Proterra Bankruptcy

On August 7, 2023, we were notified that Proterra Inc. (Proterra), one of our customers in our automotive business line, filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, and Proterra rejected its bus body supply agreement with us as part of its bankruptcy reorganization. Net sales from this bus body supply agreement were less than 2% and 3% of our consolidated net sales for the nine-month periods ended September 30, 2023 and 2022, respectively. Our results of operations during the three months ended September 30, 2023 were adversely impacted by Proterra's bankruptcy as we recorded a charge for credit losses on contract assets of $12.8 million, a charge for credit losses on accounts receivable of $8.1 million, a charge for inventory of $1.7 million, an impairment charge of $0.7 million related to fixed assets, and severance charges totaling $0.4 million.

Note 16. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Vestas	$152,537	40.9%	$136,491	35.5%	$429,924	37.1%	$412,050	36.8%
Nordex	99,702	26.7	120,003	31.2	353,286	30.5	355,629	31.7
GE	93,182	25.0	80,976	21.1	273,335	23.6	220,379	19.7

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2023	2022
Customer	% of Total	% of Total
Nordex	60.5%	65.2%
Enercon	16.0	10.9
Vestas	11.9	7.7

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

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net sales by segment:
U.S.	$7,184	$26,755	$39,164	$68,969
Mexico	156,861	164,368	478,479	486,749
EMEA	149,254	127,348	451,347	406,643
India	59,561	65,967	189,207	158,104
Total net sales	$372,860	$384,438	$1,158,197	$1,120,465

Net sales by geographic location:
United States	$7,184	$26,755	$39,164	$68,969
Mexico	156,861	164,368	478,479	486,749
Türkiye	147,328	126,504	447,640	405,552
Spain	1,926	844	3,707	1,091
India	59,561	65,967	189,207	158,104
Total net sales	$372,860	$384,438	$1,158,197	$1,120,465

Income (loss) from continuing operations:
U.S. (1)	$(29,118)	$(10,510)	$(41,646)	$(36,803)
Mexico	(35,808)	(21,030)	(121,521)	(59,002)
EMEA	10,803	11,019	28,875	54,738
India	7,214	8,599	17,179	11,417
Total loss from continuing operations	$(46,909)	$(11,922)	$(117,113)	$(29,650)

	September 30,	December 31,
	2023	2022
	(in thousands)
Property, plant and equipment, net:
U.S.	$24,126	$23,076
Mexico	51,562	56,495
EMEA	23,361	27,005
India	29,022	30,265
Total property, plant and equipment, net	$128,071	$136,841

(1) The losses from operations in our U.S. segment includes corporate general and administrative costs of $28.7 million and $42.5 million, respectively, for the three and nine months ended September 30, 2023, and $8.0 million and $22.6 million, respectively, in the comparative prior year periods.

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

As previously announced in December 2022, changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. As a result, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our historically reported Asia segment. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our financial statements.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. Over the course of the past few years, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the Inflation Reduction Act (IRA) in the U.S. and several policy initiatives in the European Union (EU) that are expected to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the U.S. and Europe, these policy trends are expected to have a material impact on our business and the pace of long-term growth.

Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry awaits clarity on the implementation guidance related to key components of the IRA and clarity around more robust policies in the EU. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, rising interest rates and inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery. Specific to our customers, we currently expect to have six lines in transition and four lines in startup during 2024 as our customers prepare for stronger demand beginning in 2025, which will impact utilization and output during 2024. Furthermore, we expect demand from one of our customers to be down in the near term as they consider their existing inventory levels and contemplate changes in geographic demand, which are expected to result in lower volumes from the underutilization of certain lines and a reduction in overall lines from that customer.

While the accelerated pace of new product introductions within the industry over the last five years and the push for larger turbines getting to market quicker has significantly reduced the levelized cost of wind energy, it is also a contributing factor to quality issues that have recently surfaced in the wind industry. As we disclosed during the second quarter of 2023, we recorded a charge for a change in estimate for warranties of $32.7 million, which was primarily related to a single warranty campaign with a current customer.

During the three months ended September 30, 2023, we recorded an additional $13.5 million charge for a change in estimate due to a revision in estimated costs related to the charge we recorded in the second quarter of 2023.

As we disclosed in the first quarter of 2023, we started to see increased inspection and repair costs due to enhanced customer inspection criteria requirements. With the quality issues in the wind industry that have been in the public eye over the past couple of quarters, most of our customers, and some of their customers, are requiring additional quality control checks and measures that are adding cost and time to the production process, which increased our manufacturing costs by $3.9 million and $13.6 million in the three and nine months ended September 30, 2023, respectively, and is expected to increase our manufacturing costs by $16.9 million for the full year 2023. Additionally, we have diverted many of our field services technicians from revenue-generating work to warranty inspection and repair, which further impacted our overall financial results during the three and nine months ended September 30, 2023, and will continue to impact our overall financial results for the balance of 2023. Overall, we expect our field service sales to be down about 40% in 2023 as compared to 2022 as our technicians focus on the warranty inspection and repair activities.

Our results of operations for the three and nine months ended September 30, 2023 have also been adversely impacted by the performance of our Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021. During the three months ended September 30, 2023, production was temporarily paused due to extreme heat and humidity issues at this facility. Net sales for the three and nine months ended September 30, 2023 were negatively impacted by approximately $6.0 million and $14.8 million, respectively, due to lost production days. As of September 30, 2023, production has recommenced at this facility. We experienced a loss from operations of $5.8 million and $25.6 million at this facility for the three and nine months ended September 30, 2023, respectively, and a loss from operations of $10.7 million and $28.3 million, respectively, for the comparative prior year periods. The loss from operations for the nine months ended September 30, 2023, was reduced by the impact of a positive cumulative catch-up adjustment of approximately $2.2 million during the first quarter as a result of a modification to our customer contract that resulted in changes in certain of our estimated total contract values and related costs to complete the performance obligations. In addition, we recorded a positive cumulative catch-up adjustment of approximately $5.2 million during the third quarter as a result of additional fees received from our customer related to the temporary production pause.

During the nine months ended September 30, 2023, the overall pricing for the raw materials that we source has decreased compared to the same period in 2022. With our contract structure and shared cost approach with our customers, we expect to have a net benefit from this reduction in material pricing in 2023 as compared to 2022.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The governments of Mexico and Türkiye increased minimum wages approximately 20% and 55%, respectively, effective January 1, 2023 and there may be further wage increases enacted throughout the year. Further, in May 2023 we agreed to an amendment to our collective bargaining agreement with our associates in Türkiye which resulted in significant increased wages for these associates. During the nine months ended September 30, 2023, these total wage increases in Türkiye have increased our labor costs at these facilities by approximately 70%, net of favorable foreign currency fluctuations, compared the same period in 2022. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increases labor costs caused by this wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

As previously disclosed, we were notified on August 7, 2023 that Proterra Inc. (Proterra), one of our customers in our automotive business line, filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, and Proterra rejected its bus body supply agreement with us as part of its bankruptcy reorganization. Net sales from this bus body supply agreement were less than 2% and 3% of our consolidated net sales for the nine-month periods ended September 30, 2023 and 2022, respectively. However, our results of operations during the three months ended September 30, 2023 were adversely impacted by Proterra's bankruptcy. We recorded a charge for credit losses on contract assets of $12.8 million, a charge for credit losses on accounts receivable of $8.1 million, a charge for inventory of $1.7 million, an impairment charge of $0.7 million related to fixed assets, and severance charges totaling $0.4 million.

We continue to believe there is an increasing demand for composite products for electric vehicles and we have made significant investments to expand our automotive business during the last several years. From 2018 to 2022, we invested approximately $81 million in our automotive business, and experienced significant losses and operational challenges during this expansion. We expect to invest an additional $10 million to $15 million in this business in 2023 and we expect to continue to operate at a loss for the year. We expect to launch three new production programs in the fourth quarter of 2023 that include the production of large structural panels for a commercial truck, a full battery enclosure for a commercial truck and high voltage battery pack thermal barriers for a light-duty truck. We continue to explore strategic alternatives for our automotive business to enable us to scale faster and remain focused on improving these operations.

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

KEY FINANCIAL MEASURES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net sales	$372,860	$384,438	$1,158,197	$1,120,465
Net loss from continuing operations	(56,763)	(6,786)	(137,084)	(28,897)
EBITDA (1)	(37,513)	6,895	(89,047)	14,983
Adjusted EBITDA (1)	(27,382)	5,052	(57,867)	16,706
Capital expenditures (2)			15,846	11,492
Free cash flow (1)(2)			(101,754)	(96,587)

	September 30,	December 31,
	2023	2022
	(in thousands)
Total debt—principal	$196,382	$61,173
Net cash (debt) (1)	(31,802)	82,042

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss attributable to common stockholders	$(72,846)	$(16,443)	$(190,981)	$(66,435)
Net loss (income) from discontinued operations	52	(5,319)	7,095	(6,120)
Net loss from continuing operations attributable to common stockholders	(72,794)	(21,762)	(183,886)	(72,555)
Preferred stock dividends and accretion	16,031	14,976	46,802	43,658
Net loss from continuing operations	(56,763)	(6,786)	(137,084)	(28,897)
Adjustments:
Depreciation and amortization	9,582	9,619	29,798	29,330
Interest expense, net	1,628	1,210	6,034	2,872
Income tax provision	8,040	2,852	12,205	11,678
EBITDA	(37,513)	6,895	(89,047)	14,983
Share-based compensation expense	2,528	3,584	9,143	10,277
Foreign currency loss (income)	579	(8,207)	3,278	(14,306)
Loss on sale of assets and asset impairments	5,857	2,969	15,269	6,142
Restructuring charges, net	1,167	(189)	3,490	(390)
Adjusted EBITDA	$(27,382)	$5,052	$(57,867)	$16,706

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(85,908)	$(85,095)
Capital expenditures	(15,846)	(11,492)
Free cash flow	$(101,754)	$(96,587)

Net cash (debt) is reconciled as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$160,649	$133,546
Cash and cash equivalents of discontinued operations	3,931	9,669
Less total debt—principal	(196,382)	(61,173)
Net cash (debt)	$(31,802)	$82,042

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sets	666	570	1,982	1,792
Estimated megawatts	2,892	2,542	8,750	7,908
Utilization	85%	75%	84%	78%
Dedicated manufacturing lines	37	36	37	36
Manufacturing lines installed	37	36	37	36

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and nine months ended September 30, 2023 and 2022 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	101.7	99.0	103.9	98.1
Startup and transition costs	1.3	1.3	0.9	2.0
Total cost of goods sold	103.0	100.3	104.8	100.1
Gross loss	(3.0)	(0.3)	(4.8)	(0.1)
General and administrative expenses	7.7	2.1	3.7	2.0
Loss on sale of assets and asset impairments	1.6	0.8	1.3	0.5
Restructuring charges, net	0.3	(0.1)	0.3	0.0
Loss from continuing operations	(12.6)	(3.1)	(10.1)	(2.6)
Total other income (expense)	(0.5)	2.1	(0.7)	1.1
Loss before income taxes	(13.1)	(1.0)	(10.8)	(1.5)
Income tax provision	(2.1)	(0.8)	(1.0)	(1.1)
Net loss from continuing operations	(15.2)	(1.8)	(11.8)	(2.6)
Preferred stock dividends and accretion	(4.3)	(3.9)	(4.1)	(3.9)
Net loss attributable to common stockholders from continuing operations	(19.5)	(5.7)	(15.9)	(6.5)
Net income (loss) from discontinued operations	0.0	1.4	(0.6)	0.6
Net loss attributable to common stockholders	(19.5)%	(4.3)%	(16.5)%	(5.9)%
Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$362,231	$355,796	$6,435	1.8%	$1,112,557	$1,045,200	$67,357	6.4%
Automotive sales	2,619	10,542	(7,923)	(75.2)	20,130	34,059	(13,929)	(40.9)
Field service, inspection and repair services sales	8,010	18,100	(10,090)	(55.7)	25,510	41,206	(15,696)	(38.1)
Total net sales	$372,860	$384,438	$(11,578)	(3.0)%	$1,158,197	$1,120,465	$37,732	3.4%

The increase in net sales of wind blades, tooling and other wind related sales (collectively “Wind”) for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of wind blades produced, favorable foreign currency fluctuations, and an increase in tooling sales in preparation for manufacturing line startups and transitions. The increase in wind blade volume was primarily driven by lower production in the prior comparative period due to a temporary production stoppage in the third quarter of 2022 in one of our Mexico plants as a customer implemented a blade redesign and a brief labor disruption in Türkiye in the third quarter of 2022 as we worked with the union to resolve inflationary pressures on wages. These higher blade sales were partially offset by lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices. The increase in net sales of Wind during the nine months ended September 30, 2023, as compared to the same period in 2022, was also due to an increase in the number of wind blades produced, favorable foreign currency fluctuations, and an increase in tooling sales, partially offset by lower average sales prices, and a decrease in other wind related sales for mold decommissioning services. The decrease in automotive sales for the three and nine months ended September 30, 2023 was primarily due to a decrease in the number of composite bus bodies produced as a result of Proterra’s bankruptcy during the third quarter of 2023, the rejection of our bus body supply agreement during Proterra’s bankruptcy proceedings, and a decrease in sales of other automotive products due to our customers’ supply chain constraints and delays in transitions of new product launches. The decrease in field service, inspection and repair services (collectively “Field Services”) for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar against the Euro in our Türkiye operations had a favorable impact of 2.9% and 0.7% on consolidated net sales for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
U.S.	$7,184	$26,755	$(19,571)	(73.1)%	$39,164	$68,969	$(29,805)	(43.2)%
Mexico	156,861	164,368	(7,507)	(4.6)	478,479	486,749	(8,270)	(1.7)
EMEA	149,254	127,348	21,906	17.2	451,347	406,643	44,704	11.0
India	59,561	65,967	(6,406)	(9.7)	189,207	158,104	31,103	19.7
Total net sales	$372,860	$384,438	$(11,578)	(3.0)%	$1,158,197	$1,120,465	$37,732	3.4%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$—	$1,151	$(1,151)	NM	$—	$1,317	$(1,317)	NM
Automotive sales	2,619	10,542	(7,923)	(75.2)	20,130	34,059	(13,929)	(40.9)
Field service, inspection and repair services sales	4,565	15,062	(10,497)	(69.7)	19,034	33,593	(14,559)	(43.3)
Total net sales	$7,184	$26,755	$(19,571)	(73.1)%	$39,164	$68,969	$(29,805)	(43.2)%

NM – not meaningful

The decrease in the U.S. segment’s automotive sales for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, was primarily due to a decrease in the number of composite bus bodies produced as a result of Proterra’s bankruptcy during the third quarter of 2023, the rejection of our bus body supply agreement during Proterra’s bankruptcy proceedings, and a decrease in sales of other automotive products. The decrease in the U.S. segment’s Field Services sales for the three and nine months ended September 30, 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$156,077	$163,833	$(7,756)	(4.7)%	$477,306	$483,199	$(5,893)	(1.2)%
Field service, inspection and repair services sales	784	535	249	46.5	1,173	3,550	(2,377)	(67.0)
Total net sales	$156,861	$164,368	$(7,507)	(4.6)%	$478,479	$486,749	$(8,270)	(1.7)%

The decrease in the Mexico segment’s net sales of Wind for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, was primarily due to lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices, and a decrease in other wind related sales for mold decommissioning services in the prior comparative period. This decrease was partially offset by an increase in the number of wind blades produced due to a temporary production stoppage in the third quarter of 2022 in one of our Mexico plants as a customer implemented a blade redesign, and an increase in tooling sales in preparation for manufacturing line startups and transitions. The decrease in the Mexico segment’s Field Services sales for the nine months ended September 30, 2023 as compared to the same period in 2022, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$146,593	$124,845	$21,748	17.4%	$446,044	$402,582	$43,462	10.8%
Field service, inspection and repair services sales	2,661	2,503	158	6.3	5,303	4,061	1,242	30.6
Total net sales	$149,254	$127,348	$21,906	17.2%	$451,347	$406,643	$44,704	11.0%

The increase in the EMEA segment’s net sales of Wind for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in the number of wind blades produced due to a brief labor disruption in Türkiye in the third quarter of 2022 as we worked with the union to resolve inflationary pressures on wages, favorable foreign currency fluctuations, and higher average sales prices due to the impact of inflation on wind blade prices. The increase was partially offset by an adverse cumulative catch-up adjustment as a result of changes in certain of our estimated costs to complete our performance obligations. The increase in the EMEA segment’s Field Services sales for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, was primarily due to an increase in demand for such services in this region and the commencement of our service center in Spain during 2022. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 7.3% and 1.8% on the EMEA segment’s net sales, respectively, during the three and nine months ended September 30, 2023 as compared to the same periods in 2022.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$59,561	$65,967	$(6,406)	(9.7)%	$189,207	$158,102	$31,105	19.7%
Field service, inspection and repair services sales	—	—	—	NM	—	2	(2)	NM
Total net sales	$59,561	$65,967	$(6,406)	(9.7)%	$189,207	$158,104	$31,103	19.7%

The decrease in the India segment’s net sales of Wind during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices, and was partially offset by an increase in the number of wind blades produced. The increase in the India segment’s net sales of Wind during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of wind blades produced due to the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade during the prior comparative period, partially offset by lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Cost of sales	$379,219	$380,729	$(1,510)	(0.4)%	$1,203,867	$1,099,368	$104,499	9.5%
Transition costs	4,817	4,821	(4)	(0.1)	10,174	22,417	(12,243)	(54.6)
Total startup and transition costs	4,817	4,821	(4)	(0.1)	10,174	22,417	(12,243)	(54.6)
Total cost of goods sold	$384,036	$385,550	$(1,514)	(0.4)	$1,214,041	$1,121,785	$92,256	8.2
% of net sales	103.0%	100.3%		2.7%	104.8%	100.1%		4.7%

Total cost of goods sold as a percentage of net sales increased by approximately 2.7% and 4.7% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily driven by an increase of $13.1 million and $47.8 million, respectively, of total warranty costs due to changes in previous estimates primarily associated with a single campaign with a current customer, an increase in operating costs due to additional quality control measures implemented in certain of our manufacturing facilities, increased labor costs in Türkiye and Mexico as a result of wage increases, continued cost challenges at facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. These unfavorable items were partially offset by reduced startup and transition costs and cost savings initiatives. The fluctuating U.S. dollar against the Euro, Turkish Lira, and Mexican Peso had a combined unfavorable impact of 0.7% and a combined favorable impact of 0.5% on consolidated cost of goods sold for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$28,709	$8,030	$20,679	NM	$42,510	$22,578	$19,932	88.3%
% of net sales	7.7%	2.1%		5.6%	3.7%	2.0%		1.7%

General and administrative expenses as a percentage of net sales increased by 5.6% and 1.7% during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, and was primarily driven by $20.9 million of credit losses on contract assets and accounts receivable from the Proterra bankruptcy impacting our automotive business.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Loss on sale of receivables	$5,153	$2,944	$2,209	75.0%	$14,543	$6,072	$8,471	139.5%
Loss on sale of other assets	704	25	679	NM	726	70	656	NM
Total loss on sale of assets and asset impairments	$5,857	$2,969	$2,888	97.3	$15,269	$6,142	$9,127	148.6
% of net sales	1.6%	0.8%		0.8%	1.3%	0.5%		0.8%

The increase in loss on sale of assets and asset impairments for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers, and an increase in the agreed-upon discount rates, as well as an increase in asset impairments in our automotive business from the Proterra bankruptcy during the third quarter of 2023.

Restructuring charges, net

The following table summarizes our restructuring charges, net for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Restructuring charges, net	$1,167	$(189)	$1,356	NM	$3,490	$(390)	$3,880	NM
% of net sales	0.3%	0.0%		0.3%	0.3%	0.0%		0.3%

The increase in restructuring charges, net for the three and nine months ended September 30, 2023, as compared to the same periods in 2022 was primarily due to an increase in severance costs at one of our Türkiye facilities, and severance costs at our Rhode Island facility.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
U.S.	$(29,118)	$(10,510)	$(18,608)	(177.1)%	$(41,646)	$(36,803)	$(4,843)	(13.2)%
Mexico	(35,808)	(21,030)	(14,778)	(70.3)	(121,521)	(59,002)	(62,519)	(106.0)
EMEA	10,803	11,019	(216)	(2.0)	28,875	54,738	(25,863)	(47.2)
India	7,214	8,599	(1,385)	(16.1)	17,179	11,417	5,762	50.5
Total loss from continuing operations	$(46,909)	$(11,922)	$(34,987)	NM	$(117,113)	$(29,650)	$(87,463)	NM
% of net sales	(12.6)%	(3.1)%		(9.5)%	(10.1)%	(2.6)%		NM

U.S. Segment

The increase in the loss from operations in the U.S. segment for the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was primarily due to credit losses and asset impairment charges in our automotive business as a result of Proterra’s bankruptcy during the third quarter of 2023, the rejection of our bus body supply agreement during Proterra’s bankruptcy proceedings, increased labor costs, and a decrease in the volume of field service, inspection and repair services, partially offset by a decrease in non-restructuring related operating costs at our Newton, Iowa manufacturing facility.

Mexico Segment

The increase in loss from operations in the Mexico segment for the three and nine months ended September 30, 2023, as compared to the same periods in 2022 was primarily due to increased warranty costs and additional quality control measures implemented in certain manufacturing facilities, increased labor costs, continued cost challenges at our facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. These unfavorable items were partially offset by reduced startup and transition costs, and additional fees received from our customer related to the temporary production pause at one of our Matamoros, Mexico facilities. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 3.0% and 2.1% on the Mexico segment’s cost of goods sold for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022.

EMEA Segment

The decrease in income from operations in the EMEA segment for the three and nine months ended September 30, 2023, as compared to the same period in 2022 was primarily due to inflation impacting operating costs that we were not able to pass on to our customers, increased labor costs as a result of wage increases in Türkiye, and an adverse cumulative catch-up adjustment as a result of changes in certain of our estimated costs to complete our performance obligations. This decrease was partially offset by an increase in the volume of wind blades produced due to a brief labor disruption in Türkiye in the third quarter of 2022 as we worked with the union to resolve inflationary pressures on wages, an increase in wind blade prices, a decrease in startup and transition costs and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 3.5% and 5.1% on the EMEA segment's cost of goods sold, respectively, for the three and nine months ended September 30, 2023, as compared to the same period in 2022.

India Segment

The decrease in income from operations in the India segment for the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices and was partially offset by an increase in the number of wind blades produced. The increase in income from operations in the India segment for the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in the volume of wind blades produced and operational efficiencies as the facility was ramping up production in early 2022.

Other income (expense)

The following table summarizes our total other income (expense) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(1,628)	$(1,210)	$(418)	(34.5)%	$(6,034)	$(2,872)	$(3,162)	(110.1)%
Foreign currency income (loss)	(579)	8,207	(8,786)	(107.1)	(3,278)	14,306	(17,584)	(122.9)
Miscellaneous income (expense)	393	991	(598)	(60.3)	1,546	997	549	55.1
Total other income (expense)	$(1,814)	$7,988	$(9,802)	(122.7)	$(7,766)	$12,431	$(20,197)	(162.5)
% of net sales	-0.5%	2.1%		(2.6)%	-0.7%	1.1%		(1.8)%

The increase in total other expense for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to foreign currency fluctuations and an increase in interest expense, net due to the issuance of $132.5 million of convertible senior unsecured notes.

Income taxes

The following table summarizes our income taxes for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Income tax provision	$(8,040)	$(2,852)	$(5,188)	(181.9)%	$(12,205)	$(11,678)	$(527)	(4.5)%
Effective tax rate	(2.2)%	(0.7)%		(1.5)%	(1.1)%	(1.0)%		(0.1)%

See Note 12, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and nine months ended September 30, 2023 and 2022.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Net loss from continuing operations	$(56,763)	$(6,786)	$(49,977)	NM	$(137,084)	$(28,897)	$(108,187)	NM

The increase in the net loss from continuing operations for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was due to the reasons set forth above, primarily increased warranty costs and additional quality control measures implemented at certain of our Mexico facilities, credit losses and asset impairment charges in our automotive business as a result of Proterra’s bankruptcy during the third quarter of 2023, and increased labor costs and inflation impacts on operating costs at our Türkiye facilities that we were not able to pass on to our customers.

Net income (loss) from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Net income (loss) from discontinued operations	$(52)	$5,319	$(5,371)	(101.0)%	$(7,095)	$6,120	$(13,215)	NM

The change in net income (loss) from discontinued operations for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to the closure of production at our Yangzhou, China facility at the end of 2022. During the three months ended September 30, 2023, we completed the sale of our Taicang, China facility, received proceeds of $12.8 million, and recorded a net gain on the sale of $0.4 million.

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

In March 2023, we issued and sold an aggregate of $132.5 million principal amount of 5.25% convertible senior unsecured notes due in 2028, the full amount of which is outstanding as of September 30, 2023. The net proceeds from the issuance of the Notes was $109.1 million, net of $4.8 million in debt issuance costs and $18.6 million in cash used to purchase the capped call transactions discussed further in Note 7, Debt. The Notes mature on March 15, 2028 unless repurchased, redeemed, or converted in accordance with their terms prior to such date. The requirements were not satisfied as of September 30, 2023 and as a result, the Notes were not eligible for optional conversion during the third quarter of 2023. We intend to use the net proceeds from the issuance of the Notes for working capital, capital expenditures, and/or general corporate purposes, including the repayment of debt. We intend to allocate an amount equal to the net proceeds from this issuance to finance or refinance, in whole or in part, projects that support the transition to a low-carbon economy, especially those that support the generation of renewable energy and the electrification of transport (the eligible green projects).

We had net proceeds under all of our various financing arrangements of $111.6 million for the nine months ended September 30, 2023 as compared to net repayments under our financing arrangements of $12.5 million in the comparable period of 2022, primarily due to the issuance of the Notes. As of September 30, 2023 and December 31, 2022, we had $192.1 million and $61.2 million in outstanding indebtedness, net of issuance costs, respectively. As of September 30, 2023, we had an aggregate of $85.0 million of remaining capacity for cash and non-cash financing, including $80.9 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, cash flow from operations and our option to issue additional Series A Preferred Stock will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

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

At September 30, 2023 and December 31, 2022, we had unrestricted cash, cash equivalents and short-term investments totaling $160.6 million and $133.5 million, respectively. The September 30, 2023 balance includes $49.4 million of cash located outside of the

United States, including $43.1 million in Türkiye, $4.6 million in India, $1.0 million in Mexico and $0.7 million in other countries. In addition to these amounts, at September 30, 2023 we had $3.9 million of unrestricted cash and cash equivalents related to our discontinued operations. At December 31, 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $9.7 million, all located outside of the U.S.

Our ability to repatriate funds from China related to our discontinued operations to the U.S. is subject to a number of restrictions imposed by the Chinese government. After all assets and liabilities related to our discontinued operations have been disposed of and/or sold, and after all legal and Chinese-statutory requirements have been met, our subsidiaries in China may distribute any remaining shareholders’ equity, including retained earnings, to our subsidiary in Switzerland. During the three months ended September 30, 2023, we completed the sale of our Taicang, China operations and our subsidiary in Switzerland received proceeds of $12.8 million.

Financing Facilities

Our total principal amount of debt outstanding as of September 30, 2023 was $196.4 million, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 7, Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	$ Change
	(in thousands)
Net cash used in operating activities	$(85,908)	$(85,095)	$(813)
Net cash used in investing activities	(3,010)	(11,492)	8,482
Net cash provided by (used in) financing activities	109,029	(12,865)	121,894
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	700	(3,807)	4,507
Net change in cash, cash equivalents and restricted cash	$20,811	$(113,259)	$134,070

Operating Cash Flows

Net cash used in operating activities increased by $0.8 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily as a result of increased operating losses and payments for China restructuring activities, offset by working capital improvements and a decrease in contract assets.

Investing Cash Flows

Net cash used in investing activities decreased by $8.5 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily as a result of the proceeds from the sale of our Taicang, China facility in the current period, partially offset by increased capital expenditures at our existing manufacturing facilities in preparation for upcoming manufacturing line transitions.

Financing Cash Flows

Net cash provided by financing activities increased by $121.9 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily as a result of the proceeds from the issuance of the Notes.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of September 30, 2023:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Discount Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and nine months ended September 30, 2023, $278.2 million and $785.9 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $245.0 million and $697.6 million, respectively, in the comparative prior year period.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $7.2 million for the nine months ended September 30, 2023.

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

Resin, resin systems, and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 59% of the resin and resin systems, and approximately 91% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin and carbon fiber costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $6.2 million for the full year 2023. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems.

Interest Rate Risk. As of September 30, 2023, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TPI COMPOSITES, INC.

Date: November 2, 2023	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)