Form 10-K
period 2023-12-31
TPI COMPOSITES, INC
filed 2024-02-22
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2023 as reported by the NASDAQ Global Market on such date was approximately $435 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of January 31, 2024, the Registrant had 47,240,579 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 29, 2024, are incorporated by reference into Part III of this Report.

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
•
our projected sales and costs, including materials costs and capital expenditures, during the current fiscal year;
•
our projected business model during the current fiscal year, including with respect to the number of wind blade manufacturing lines we anticipate;
•
our ability to service our current debt and comply with any covenants related to such debt;
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

PART I

Item 1. Business

Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company, TPI or we). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company is incorporated in the State of Delaware.

Discontinued Operations

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down has had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services. The following discussion reflects continuing operations only, unless otherwise indicated.

Overview

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM) to outsource the manufacturing of a portion of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large and growing wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades is highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into supply agreements pursuant to which we dedicate capacity at our facilities to our customers and manufacture wind blade sets (each set consisting of three wind blades) for our customers. This collaborative dedicated supplier model provides us with contracted volumes that generate revenue visibility, drive capital efficiency and allow us to produce wind blades at a competitive cost, while ensuring critical dedicated capacity for our customers.

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

We also leverage our advanced composite technology and history of innovation to supply high strength, lightweight and durable composite products to the automotive market. Composites offer multiple advantages to metallics in the automotive market, including strength, weight and ratio of strength to weight. We have numerous contracts with OEMs in various stages of maturity from design and development to full scale production. We are in the process of exploring strategic alternatives to ensure the automotive business is sufficiently funded to execute on its growth strategies as we intend to prioritize capital for growth opportunities in the wind blade business in the near term. We expect to complete this process no later than June 30, 2024.

Our wind blade and precision molding and assembly systems manufacturing businesses accounted for approximately 96%, 92%, and 94% of our total net sales for each of the years ended December 31, 2023, 2022 and 2021, respectively.

Financial Information about Segments and Geographic Areas

We divide our business operations into four geographic operating segments - (1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India as follows:

•
Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa facility in which production has been shut down since the end of the fourth quarter of 2021, and is expected to resume within the next 12 to 18 months, (2) the manufacturing of precision molding and assembly systems used for our automotive business at our Warren, Rhode Island facility, (3) the manufacturing of composite solutions for the automotive industry, which we also conduct at our Warren, Rhode Island facility, (4) wind blade inspection and repair services, (5) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (6) our engineering center in Berlin, Germany and (7) our corporate headquarters.
•
Our Mexico segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and two facilities in Matamoros, Mexico, (2) the manufacturing of precision molding and assembly systems and composite solutions for the automotive industry at our fourth Juárez, Mexico facility and (3) wind blade inspection and repair services.
•
Our EMEA segment includes (1) the manufacturing of wind blades at our two facilities in Izmir, Türkiye, and wind blade inspection and repair services in Türkiye, (2) our wind blade inspection and repair service facility in Madrid, Spain, (3) wind blade inspection and repair services in the United Kingdom, and (4) wind blade inspection and repair services in France.
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

Business Strategy

Our long-term success will be driven by our business strategy. The key elements of our business strategy are as follows:

•
Capitalize on the long-term, global trends of decarbonization of the electric sector. We believe we are well-positioned to participate and benefit from the long term, global trend of decarbonization of the electric sector. Although regulatory uncertainty, as well as permitting, siting and transmission challenges in the U.S. and Europe has tempered demand for wind energy in the near term, we expect global demand for renewable energy, and wind energy in particular, will continue to grow in the long term due to a multitude of factors, including: increased cost competitiveness of wind energy compared to fossil fuel generated electricity; increased demand from corporations and utility providers for renewable energy; the need for energy independence and security and recent international policy initiatives designed to promote the growth of renewable energy. We believe our global footprint of manufacturing facilities will allow us to capitalize on the expected long term, global growth of wind energy.
•
Grow our existing relationships and develop new relationships with leading industry OEMs. We plan to continue growing and expanding our relationships with existing customers who, according to data from BloombergNEF (Bloomberg), represented approximately 34% of the global onshore wind energy market, approximately 77% of that market excluding China, and 87% of the U.S. onshore wind turbine market over the three years ended December 31, 2022, based on megawatts (MWs) of energy capacity installed, as well as developing new relationships with other leading industry OEMs. We expect to be presented with opportunities to expand our existing relationships and develop new relationships with industry OEMs as they seek to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. In December 2022, we extended our supply agreements with GE Vernova at two of our Juarez, Mexico manufacturing facilities through 2025. In December 2023, we added our third blade manufacturing facility in Juarez, Mexico to our agreement with GE Vernova for four new lines through 2025. In December 2023, we also extended our supply agreements with Vestas in Mexico and India through 2024, added two manufacturing lines with Nordex in Türkiye through 2025, and extended our other supply agreements with Nordex in Türkiye through 2024.
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
•
Continue to ensure that wind energy remains competitive with other energy sources. We continue to work with our customers on wind blade models that maximize the capture of wind energy so that the levelized cost of energy for wind energy remains competitive with other energy sources such as solar and natural gas. We also continue to utilize our advanced technology, regional manufacturing facilities strategically located to cost effectively serve large and growing wind markets and ability to source materials globally at competitive costs to deliver high-performing, composite wind blades. Our collaborative engineering approach and our advanced precision molding and assembly systems allow us to integrate our customer’s design requirements with cost-efficient, replicable and scalable manufacturing processes. This collaborative engineering approach with our customers also allows us to reduce manufacturing cycle times, new line and factory start up times and new blade model transition times. We also continue to work with our customers to minimize the impacts of inflation, including increases in the cost of materials and production in a manner that further strengthens our customer relationships and mitigates the impact to our margins.
•
Expand our field service inspection and repair business and introduce new ancillary products and services to help our customers better manage the full life cycle of a wind blade. We plan to continue to expand our field service inspection and repair business by leveraging our existing wind blade manufacturing and composites expertise and global footprint. We believe there is an increasing demand and growing market for experienced wind blade inspection and repair services worldwide as the number of wind turbines installed worldwide continues to grow and the fleet of existing wind turbines continues to age. We also expect that the operating margins at our field service inspection and repair business will improve in 2024 and will be higher than the operating margins of our wind blade manufacturing business in future periods. We also are seeking to develop a more comprehensive suite of products and services to help our customers better manage the full life cycle of a wind turbine blade.
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

Wind Blade Manufacturing Operations and Process

We have developed significant expertise in advanced composite technology and we use high performance composite materials, precision molding and assembly systems including modular tooling, and advanced process technology, as well as sophisticated measurement, inspection, testing and quality assurance tools, allowing us to produce over 92,000 wind blades since 2001 from our continuing and discontinued operations with a strong, long-term field performance record in a market where reliability is critical to our customers’ success. We manufacture or have manufactured wind blades ranging from 30 meters to over 80 meters in length across our global facilities and have the capability to manufacture wind blades of greater lengths as required by existing or new customers. In combination with our advanced technologies, we seek to create manufacturing processes that are replicable and scalable in our manufacturing facilities located worldwide, regardless of cultural or language barriers. Using continuous improvement principles, we can customize each manufacturing step, from raw materials to finished products. This also allows us to systematically design for the entire manufacturing process so that we can achieve better quality control and increase production efficiencies. We believe that our focus on simplifying and, where feasible, automating production processes is critical to manufacturing high-precision, lightweight and durable products at a competitive cost for our customers. We produce high unit volumes of near-aerospace grade products at industrial costs.

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

Although the majority of materials incorporated into our products are available from a number of sources, certain materials are available only from a relatively limited number of suppliers. We seek multiple suppliers for our raw materials and continually evaluate potential new supplier relationships. However, one of our customers sources all of the critical raw materials that we use to produce such customers' wind blades. Since we do not source procurement of these raw materials for this customer, we have fewer controls and remedies to mitigate raw material and supply chain risks and disruptions relating to such raw materials for such customer.

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

We have developed a highly dependable method for making high-quality wind blades. In conjunction with our continuous improvement principles, we design our proprietary manufacturing processes to be replicable, scalable and transferable to each of our advanced manufacturing facilities worldwide. As a result, we can repeatedly move a product from its design phase to serial production while maintaining quality, even in developing regions of the world. Similarly, we have developed the manual portions of our manufacturing processes based on proven technologies and production methods that can be learned and implemented rapidly by line personnel. We focus on safety, consistency and quality control across our facilities, using hands-on training methods and employing repeatable manufacturing processes.

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

Wind Blade Supply Agreements

Our current wind blade customers, which include Vestas, GE Vernova, Nordex, and ENERCON GmbH (ENERCON), are some of the world’s largest wind turbine manufacturers. According to data from Bloomberg, our customers represented approximately 34% of the global onshore wind energy market, approximately 77% of that market excluding China, and 87% of the U.S. onshore wind turbine market over the three years ended December 31, 2022, based on MWs of energy capacity installed. In our collaborative dedicated supplier model, our customers are incentivized to maximize the volume of wind blades purchased due to pricing at higher purchase volumes. Our supply agreements generally contain liquidated damages provisions in the event of late delivery, however, we generally do not bear the responsibility for transporting the wind blades we manufacture to our customers.

Some of our supply agreements with our customers provide us with downside protection through minimum annual volume commitments, as well as encourage our customers to maximize the volume of wind blades they purchase from us, since purchasing less than a specified amount typically triggers higher pricing. Some of our supply agreements also provide for annual sales price reductions reflecting assumptions regarding improvements in our manufacturing efficiency and increases in productivity. We work to continue to drive down or minimize the impact of increases in the cost of materials and production through innovation and global sourcing, a portion of the benefit of which we share with our customers contractually, further strengthening our deep customer relationships. Similarly, we typically share any raw material price increases with our customers. However, one of our customers sources all of the critical raw materials that we use to produce such customers' wind blades and this customer assumes 100% of any such raw material price increases or decreases. Wind blade pricing is based on annual commitments of volume as established in the customer’s contract, with orders less than committed volume resulting in additional costs per wind blade to the customer. Orders in excess of annual commitments may result in discounts to customers from the contracted price for the committed volume. Customers may utilize early payment discounts, which are reported as a reduction of revenue at the time the discount is taken.

Vestas

In December 2023, we extended our supply agreements with Vestas at our manufacturing facilities in India and in Matamoros, Mexico through 2024. The term of the Matamoros supply agreement will continue until the one-year anniversary of the date upon which we commence production of a new Vestas wind blade model on up to four manufacturing lines at our Matamoros manufacturing facility. We expect to commence production of this new wind blade model in July 2024. We have the right to terminate the Matamoros supply agreement as of December 31, 2024 if Vestas’ projected annual demand for this new wind blade model is less than or equal to 50% of our dedicated manufacturing capacity allocated to this new wind blade model.

GE Vernova

We have two supply agreements with GE Vernova to manufacture wind blades from three manufacturing facilities in Juárez, Mexico. In October 2022, we signed an agreement with GE Vernova that enabled us to secure a ten-year lease extension of our Iowa manufacturing facility. Under the agreement, we and GE Vernova plan to develop competitive blade manufacturing options. In December 2022, we extended our supply agreements with GE Vernova for ten of our existing lines in two of our Juarez, Mexico manufacturing facilities through December 2025, and in December 2023, we added a third manufacturing facility in Juarez, Mexico for four new manufacturing lines, also through December 2025.

Nordex

Generally, our supply agreements with Nordex provide for a minimum number of wind blade sets to be purchased by Nordex each year during the term, and we commit to dedicate a specific number of manufacturing lines to Nordex for each of the years under the supply agreements. We supply wind blades to Nordex from our manufacturing facilities in Türkiye, and India, and from a manufacturing facility in Matamoros, Mexico that we took over from Nordex in July 2021, pursuant to a three-year supply agreement expiring on June 30, 2024. We are in the process of transitioning the operation of this Matamoros manufacturing facility back to Nordex. In December 2023, we extended two of our supply agreements with Nordex at our Türkiye manufacturing facilities for eight lines through the end of 2024 and added two new lines through the end of 2025.

Research and Development

We conduct research and development in close collaboration with our customers and suppliers in areas of design for manufacturing and deployment of innovative manufacturing processes, including automation, advanced materials, and emerging product quality inspection tools. We have partnered with the U.S. Department of Energy, national laboratories, universities, suppliers, and our customers to innovate through cost-sharing and funded development of advanced manufacturing, sustainability (including material recycling) and other innovative programs. During the year ended December 31, 2023, we collaborated on a variety of proposals with universities, government laboratories and private industry resulting in the award of several new projects that include inspection technologies, additive manufacturing of modular wind blades, as well as manufacturing automation applying recycled materials to ensure movement toward a more sustainable, carbon neutral future. We continue to collaborate in national consortia including the Institute for Advanced Composite Manufacturing Innovation as a premium member with responsibility to direct research activity by our industrial, government laboratory and university members. We maintain a position on the Industrial Advisory Board for WindSTAR, a National Science Foundation Industry/University Collaborative Research Consortium, and study a broad range of wind energy related technologies with our customers and wind energy owner operators. One such set of activities is an internal and external collaborative development program to create a comprehensive multi-layered Artificial Intelligence powered vision system that supports production metrics such as cycle-time and labor headcount and will also drive quality by reducing infusion defects and ensuring uniform resin process across the entire surface of the wind turbine blade.

We continue to expand our intellectual property portfolio through funding internal research and development. Our manufacturing technology team is leveraging our in-house knowledge and expertise in modeling, data analysis, machine learning, artificial intelligence, and optical vision systems to implement an engineering configuration that allows for an effective roll-out of a closed-loop blade manufacturing system which will positively impact quality, labor productivity and cycle-time. We are expanding and diversifying our Model-Based Manufacturing tools and techniques to cover broad technical areas including design, manufacturability, finishing processes and factory level repairs.

We employ a highly experienced workforce of engineers in various facets of our business, from research and development projects, to the ongoing, real-time development and implementation of incremental manufacturing and material improvements. We have an advanced engineering center based in Berlin, Germany which focuses on blade design, tooling, materials and process technology development. In addition, we have an advanced engineering center based in Kolding, Denmark which provides technical and engineering resources to our manufacturing facilities and our customers. Our research and development effort places a priority on improving quality through process and procedure improvement, in addition to reducing cost through specification changes and sourcing of more cost-effective suppliers. Other areas of emphasis include composite design, in-house fabrication of precision molding and assembly systems, prototyping, testing, optimization and volume production capabilities. We also encourage our associates to invent and develop new technologies to maintain our competitiveness in the marketplace. In addition to our internal research and development activities, from time to time, we also conduct research and development activities pursuant to funded development arrangements with our customers and other third parties and we intend to continue to seek opportunities for product development programs that could create recurring revenue and increase our overall profitability over the long term.

Competition

The wind blade market is highly concentrated, competitive and subject to evolving customer needs and expectations. Our competitors include LM Wind Power (a subsidiary of GE Vernova) and other independent wind blade manufacturers such as Sinoma Science & Technology Co. Ltd., Shanghai Aeolon Wind Energy Technology Development (Group) Co., Ltd., Aeris Industria E Comercio De Equipamentos Para Geracao De Energia S.A. and ZhongFu Lianzhong Composites Group Co., Ltd., as well as regional wind blade suppliers in geographic areas where our current or prospective manufacturing facilities are or will be located.

We also compete with vertically integrated wind turbine OEMs that manufacture their own wind blades.

The principal competitive factors in the wind blade market include reliability, total delivered cost, manufacturing capability, product quality, engineering capability and on-time delivery of wind blades. We believe we compete favorably with our competitors with respect to each of these factors. Our ability to compete will depend to a great extent upon our ongoing performance in the areas of manufacturing capability, total delivered costs, on-time delivery and product quality.

Competitive advantages in the wind blade service market include total delivered cost, speed of response, local footprint, repair quality, competitive labor pricing and capacity to work across regions as demand adapts to business seasonality. Our ability to improve our product and service offerings, including strengthening our response time, adding and managing labor resources, sourcing materials globally at competitive rates while further expanding into new countries, and offering additional value-added engineering support and technical solutions.

The automotive supply industry is highly competitive, and our composite solutions compete against alternative materials and a broad range of competitive suppliers. Our ability to compete will depend on our ability to provide superior performance attributes with our composites solutions, time to market, and continuing to provide a lower upfront investment for our customers.

Automotive Products

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

Intellectual Property

We have a variety of intellectual property (IP) rights, including trademarks, copyrights and patents issued, filed and applied-for in a number of jurisdictions, including the U.S., Germany, the European Union, Türkiye, India and China, trademarks and copyrights, but we believe that our continued success and competitive position depend, in large part, on our proprietary materials, tooling, process and inspection technologies and our ability to innovate and not on our IP alone. Accordingly, we take measures to protect the confidentiality and control the disclosure of our proprietary technology. We rely primarily on a combination of patents, know-how and trade secrets to establish and protect our proprietary rights and preserve our competitive position. We also seek to protect our proprietary technology, in part, by confidentiality agreements with our customers, associates, consultants and other contractors. Trade secrets, however, are difficult to protect. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our customers, associates, consultants or contractors use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Backlog

As of December 31, 2023 and 2022, our backlog for wind blades and related wind products totaled $767.3 million and $919.9 million, respectively. Our backlog includes purchase orders issued in connection with our supply agreements. We generally record a purchase order into backlog when the following requirements have been met: a signed supply agreement or other contractual agreement has been executed with our customer, a purchase order has been issued by our customer and we expect to ship wind blades to or produce the related wind products for such customer in satisfaction of any purchase order within 12 months. Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period.

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

In August 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (IRA) which effectively extended the Production Tax Credit for Renewable Energy (PTC), which provides owners of wind turbines with a credit against its U.S. federal income tax obligations based on the amount of electricity generated by the wind turbine, until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind turbine blades. We expect to utilize the AMPC when we restart our Newton, Iowa manufacturing plant. Although the passing of the IRA is expected to provide long-term incentive certainty in the U.S. market, the U.S. wind industry is waiting on more specific and definitive guidance from the Internal Revenue Services and U.S. Treasury Department, among others, to define and clarify the implementation of this complex legislation.

At the state level, as of December 31, 2023, 30 states, the District of Columbia and Puerto Rico have implemented renewable portfolio standard (RPS) programs that generally require that, by a specified date, a certain percentage of a utility’s electricity supplied to consumers within such state is to be from renewable sources (ranging from 10% to 100% and from between the present and 2050).

In addition, there are also increasing regulatory efforts globally to promote renewable power. In December 2020, the European Union (EU) agreed to reduce EU greenhouse gas emissions by at least 55% by 2030, compared to 1990 levels. In May 2022, the EU announced the REPowerEU plan which seeks to rapidly reduce the EU's dependence on fossil fuels by 2027. Furthermore, the EU introduced the Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. In November 2023, EU’s Renewable Energy Directive III entered into effect, which aims to raise the share of renewable power in the EU’s overall energy consumption to 42.5% by 2030, with an additional 2.5% indicative top up that would allow the overall share to reach 45%. Similarly, in December 2020, China announced its goal to reach carbon neutrality by 2060, and in November 2021, India targeted to increase its renewable energy capacity to 500 gigawatts by 2030 and to reach carbon neutrality by 2070. Additionally, Türkiye enacted Law No. 5346 in 2005, which was amended and extended in January 2021, to promote renewable-based electricity generation within their domestic electricity market through feed-in- tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers.

Human Capital

As of December 31, 2023, we employed more than 12,300 full-time associates, approximately 500 of whom were located in the U.S., 6,600 in Mexico, 3,600 in Türkiye, and 1,600 in India. Certain of our associates in Türkiye and at our manufacturing facilities in Matamoros, Mexico are represented by labor unions. We believe that our relations with our associates are generally good.

Our human capital strategy focuses on creating an exceptional associate experience and ensuring that we foster a learning culture where our associates want to grow with us. Our primary focus areas of our human capital strategy are as follows:

Culture

We believe our unique culture is a key strategic advantage for us. Our associates are highly engaged, have a strong sense of inclusion and belonging, and are committed to the Company, their teams, and the jobs they perform based on our most recent associate engagement surveys. Our associate engagement is due in part to a strong sense of purpose given our role in the broader renewable energy supply chain. We believe associate engagement and feelings of inclusion and belonging translates into a strong quality focus and orientation. When we select new persons to join our team, we ensure that the individuals have high levels of commitment and adaptability in addition to the skills needed for the role. Our associates embrace our core values of safety, operational excellence, commitment, integrity and leadership. Our team members bring our values to life by applying their diverse backgrounds and skillsets to the jobs they are performing, demonstrating high discretionary effort, and embracing our values in their day-to-day lives.

Safety

Safety is our most important and first core value. We believe that all accidents are preventable and that every associate should return at the end of their shift to their families in the same healthy condition in which they showed up for work. To help drive these beliefs it is our goal to continuously improve our zero-harm culture and implement a global behavior-based safety (BBS) program resulting in zero unsafe behaviors. All of our manufacturing facilities have safety management systems in place that cover their associates and activities. We ensure the safety of our associates to support our zero-harm culture in a variety of ways, starting with safety education. Safety education is the foundation for our other safety measures. Associates receive regular training on environmental, health and safety (EHS) related topics. This training includes but is not limited to:

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

As a global business, we have an incredible opportunity to benefit from the diversity we have in our Company. We can and will do more to maximize the positive impact that inclusion, diversity, equity, awareness and a feeling of belonging can bring. We believe that this and the rest of our vision statement for inclusion, diversity, equity, and awareness is a solid representation of what we believe in, are committed to, and how we will hold associates and leaders accountable. We have made progress towards increasing our representation of women at all levels of our organization, but we recognize we have an opportunity to further increase the representation of women as well as increase overall diversity in leadership as we add more talent to our leadership levels.

Talent

We market open jobs across multiple platforms such as our website, LinkedIn, internal postings and local job boards to ensure that our candidate pool is as diverse as possible. We promote having diversity on the interviewing and selection panel to ensure different points of view are considered as part of the final selection process. We enjoy high levels of retention across all of our geographies. On a global basis, our overall turnover rate declined in 2023 after a slight increase in 2022. We facilitate an annual talent review process in all regions and functional teams to promote the internal development and promotion of internal talent. We have enjoyed high participation in associate surveys, high engagement levels against industry normative data, and facilitated an inclusion survey in 2022 and 2023.

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

Information about our Executive Officers

The following table sets forth certain information regarding our Executive Officers as of February 22, 2024:

Name, Age	Position	Year Appointed as Executive Officer of TPI Composites, Inc.	Business Experience since January 1, 2018
William Siwek, 61	President, Chief Executive Officer and Director	2013

TPI Composites, Inc.: Chief Executive Officer since May 2020, President from May 2019 to May 2020, Chief Financial Officer from August 2013 to May 2019.

American Clean Power Association: Director since March 2021.

Charles Stroo, 48	Chief Operating Officer, Wind	2023

TPI Composites, Inc.: Chief Operating Officer since November 2023.

Collins Aerospace: Vice President of Power & Controls Operations from March 2023 to November 2023, Vice President of Avionics Operations from February 2020 to March 2023, Senior Director Operations from March 2019 to February 2020, Director Mexicali Operations from November 2015 to March 2019.

Ryan Miller, 49	Chief Financial Officer	2022

TPI Composites, Inc.: Chief Financial Officer since May 2022.

Collins Aerospace: Vice President and Chief Financial Officer of Avionics Division from November 2018 to February 2022.

Rockwell Collins: Vice President and Controller of the Commercial Systems Division from April 2017 to November 2019.

Lance Marram, 52	Chief Commercial Officer, Wind	2022

TPI Composites, Inc.: Chief Commercial Officer since January 2022, Senior Vice President, Global Service from October 2019 to January 2022.

Senvion North America: Managing Director from June 2017 to July 2019.

Jerry Lavine, 55	President, Automotive	2021

TPI Composites, Inc.: President, Automotive since June 2021.

Independent Consultant: From January 2021 to June 2021.

Bordrin New Energy Vehicle Corporation: Chief Technology Officer and President of North America from November 2017 to January 2021.

Steven Fishbach, 54	General Counsel and Secretary	2015	TPI Composites, Inc.: General Counsel since January 2015.

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

Risks Related to Our Wind Business

A significant portion of our business is derived from a small number of customers, therefore any loss of or reduction in purchase orders, failure of these customers to fulfill their obligations or our failure to secure supply agreement renewals from these customers could materially harm our business.

Substantially all of our revenues are derived from three wind blade customers. Vestas, GE Vernova and Nordex accounted for 35.8%, 24.6% and 30.3%, respectively, of our total net sales for the year ended December 31, 2023, and 36.2%, 20.8% and 32.6%, respectively, of our total net sales for the year ended December 31, 2022, and 30.9%, 29.0% and 25.4%, respectively, of our total net sales for the year ended December 31, 2021. Accordingly, we are substantially dependent on continued business from our current wind blade customers. If one or more of our wind blade customers were to reduce or delay wind blade orders, file for bankruptcy or become insolvent, fail to pay amounts due or satisfactorily perform their respective contractual obligations with us or otherwise terminate or fail to renew their supply agreements with us, our business, financial condition and results of operations could be materially harmed.

Defects in materials and workmanship or wind blade failures could harm our reputation, expose us to product warranty or other liability claims, decrease demand for wind blades we manufacture, or materially harm existing or prospective customer relationships, and our reserves for warranty expenses might not be sufficient to cover all future costs.

Defects in the wind blades we manufacture are unpredictable and an inherent risk in manufacturing technically advanced products that involve a significant amount of manual labor and processes. Defects may arise from multiple causes, including design, engineering, materials, manufacturing and component failures as well as deficiencies in our manufacturing processes. Under our supply agreements, we warranty the materials and workmanship of the wind blades while our customers are responsible for the fitness of use and design of the wind blades. We have experienced wind blade failures and defects at some of our facilities during the startup manufacturing phase of new products, and we may experience failures or defects in the future. Wind blades that we have manufactured have also failed in the field. Any wind blade failures or other product defects in the future could materially harm our existing and prospective customer relationships. Specifically, negative publicity about the quality of the wind blades we manufacture or defects in the wind blades supplied to our customers could result in a reduction in wind blade orders, increased warranty claims, product liability claims and other damages or termination of our supply agreements or business relationships with current or new customers. Any of the foregoing could materially harm our business, operating results and financial condition.

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

We dedicate most of the capacity of our current wind blade manufacturing facilities to existing customers and, as a result, we may need to build additional manufacturing capacity or facilities to serve the needs of new customers or expanded needs of existing customers. We currently conduct operations at five manufacturing facilities in Mexico, one in Türkiye, and one in Chennai, India. The construction of new plants and the expansion or assumption of existing plants involves significant time, cost and other risks. We generally expect our plants to generate losses in their first 12 to 18 months of operations related to production startup costs. Additionally, numerous factors can contribute, and have in the past contributed, to delays or difficulties in the startup of, or the adoption of our manufacturing lines to produce larger wind blade models, which we refer to as model transitions, in our manufacturing facilities. These factors include permitting, construction or renovation delays, defects or issues with product tooling, the engineering and fabrication of specialized equipment, the modification of our general production know-how and customer-specific manufacturing processes to address the specific wind blades to be tested and built, changing and evolving customer specifications and expectations and the hiring and training of plant personnel. Any delays or difficulties in plant startup, expansion or assumption may result in cost overruns, production delays, contractual penalties, loss of revenues, reduced margins and impairment of customer relationships, which could materially harm our business, financial condition and results of operations. In 2022 and 2023, we experienced significant production delays at the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021 due to the poor condition of the facility and related equipment, which adversely impacted our profitability and financial condition.

Some of our supply agreements with our customers are subject to early termination and volume reductions at the discretion of our customers, and any early termination of or reduced volumes of wind blades purchased under these agreements could materially harm our business, financial condition and results of operations.

Our supply agreements expire between December of 2024 and December of 2025. Some of our supply agreements contain provisions that allow for the early termination of these agreements upon the customer providing us with advance written notice and paying an early termination fee. Our supply agreements generally establish annual purchase requirements on which we rely for our future production and financial forecasts. However, the timing and volume of purchases, within certain parameters, may be subject to change by our customers. The amount of the annual purchase requirements typically declines in the later years of our supply agreements. Our customers may not continue to maintain supply agreements with us in the future. For example, Vestas terminated its Yangzhou, China supply agreement at the end of 2022, even though it was set to expire at the end of 2023, and paid to us an early termination fee. If one or more of our customers terminate or reduce the number of manufacturing lines and volumes of wind blades purchased, or fail to renew their supply agreements with us, it may materially harm our business, financial condition and results of operations.

Although a majority of our manufacturing facilities are located outside the U.S., our business is still heavily dependent upon the demand for wind energy in the U.S. and any downturn in demand for wind energy in the U.S. could materially harm our business.

We have developed a global footprint to serve the growing wind energy market worldwide and have wind blade manufacturing facilities in the U.S., Mexico, Türkiye and India. Although a majority of our manufacturing facilities are located outside of the U.S., historically more than half of the wind blades that we produced were deployed in wind farms located within the U.S. Our Iowa manufacturing facility, where production has been shut down since the end of the fourth quarter of 2021, and our Mexico manufacturing facilities manufacture wind blades that are generally deployed within the U.S. In addition, many of our wind blades are exported from our Türkiye and India manufacturing facilities to the U.S. Consequently, demand for wind energy and our wind blade sales could be adversely affected by a variety of reasons and factors, and any downturn in demand for wind energy in the U.S. could materially harm our business. We expect that demand for wind turbine blades in 2024 will be slightly down compared to 2023 due to our customers and wind farm developers continuing to defer investments into the future until inflationary pressure and global economies stabilize, and there is clearer regulatory guidance with respect to the IRA and actions proposed by the EU under the REPowerEU plan and the Green Deal Industrial Plan.

We have experienced volatility in the price and availability of raw materials and components that are critical to our manufacturing needs, as well as ongoing inflationary pressures impacting many of our labor and other costs, and we may continue to, or in the future, experience price increases, supply constraints, and inflationary pressures, which may hinder our ability to perform under our supply agreements and adversely impact our profitability and financial condition.

We rely upon third parties for raw materials, such as fiberglass, carbon fiber, resins, foam core and balsa wood, and various components for the products we manufacture. Some of these raw materials and components may only be purchased from a limited number of suppliers. Current geopolitical climate, such as the attacks on shipping vessels in the Red Sea, and the economic environment generally, including with respect to inflation, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. However, the overall pricing for the raw materials that we source decreased in 2023 compared to 2022 due to decreases in pricing and logistics costs. We expect to see a further decrease in material pricing in 2024. If the prices for these raw materials and logistics costs revert back to the levels we experienced in 2021 and 2022, such elevated price levels could have a material impact on our results of operations.

Additionally, our ability to purchase the appropriate quantities of raw materials is constrained by our customers’ transitioning wind blade designs and specifications. As a result, we maintain, closely monitor and manage inventory and acquire raw materials and components as needed and with consideration to lead time factors. Due to fluctuating international demand for these raw materials from many industries, and extended logistics lead times, we may be unable to acquire sufficient quantities or secure a stable supply for our manufacturing needs. One of our customers sources all of the critical raw materials that we use to produce such customers' wind blades. Since we do not source procurement of these raw materials for this customer, we have fewer controls and remedies to mitigate raw material and supply chain risks and disruptions relating to such raw materials for such customer.

In 2023, we procured approximately 11% of our raw materials from China so any ocean logistic delays arising from attacks on shipping vessels in the Red Sea or otherwise, weather events, strikes, other force majeure events or geopolitical developments impacting China could disrupt our supply chain. In addition, a disruption in any aspect of our global supply chain caused by transportation delays, customs delays, cost issues or other factors could result in a shortage of raw materials or components critical to our manufacturing needs. Any supply shortages, delays in the shipment of materials or components from third party suppliers, or changes in the terms on which they are available could disrupt or materially harm our business, operating results and financial condition.

Ongoing inflationary pressures have caused and may continue to cause many of our material, labor, and other costs to increase, which can have adverse impacts on our results of operations. The government of Mexico increased minimum wages approximately 20% effective January 1, 2023, and an additional 20% effective January 1, 2024. The government of Türkiye increased minimum wages approximately 55%, 34% and 49%, respectively, effective January 1, 2023, July 1, 2023, and January 1, 2024. In May 2023 we agreed to an amendment to our collective bargaining agreement with our associates in Türkiye which resulted in significantly increased wages for these associates. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages could have a material impact on our results of operations and financial condition.

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

In 2023, we experienced a decline in demand for our wind turbine blades due primarily to regulatory uncertainty as our customers and wind farm developers continued to defer investments into the future until inflationary pressure and global economies stabilize, and there is clearer regulatory guidance with respect to the IRA and actions proposed by the EU under the REPowerEU plan, which adversely impacted our operating results. We expect that demand for wind turbine blades in 2024 will remain slightly down. In addition to factors affecting the wind energy market generally, our customers’ demand may also fluctuate based on other factors beyond our control. Any decline in customer demand below anticipated levels could materially harm our revenues and operating results and could delay or impede our growth strategy.

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
•
damage or production delays caused by earthquakes, fires, floods, tornadoes, hurricanes, extreme weather conditions such as windstorms, hailstorms, drought, temperature extremes, typhoons or other natural disasters or terrorism or health epidemics; and
•
labor unrest or shortages in skilled labor.

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

We currently operate manufacturing facilities in the U.S., Mexico, Türkiye, and India. Since the third quarter of 2016, we commenced operations at five new manufacturing facilities in Mexico, one in Türkiye, and one in Chennai, India. For the years ended December 31, 2023, 2022 and 2021, approximately 96%, 94% and 87%, respectively, of our net sales were derived from our continuing international operations. Our overall success depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. The global nature of our operations is subject to a variety of risks, including:

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

The U.S. wind energy industry has been dependent in part upon governmental support through certain incentives including federal tax incentives and state RPS programs and may not be economically viable if a large number of these incentives are not continued. Government-sponsored tax incentive programs including the PTC, and the Investment Tax Credit (ITC) have supported the U.S. growth of wind energy. In August 2022, the PTC was extended until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind turbine blades. There are also increasing regulatory efforts globally to promote renewable energy. In December 2020, the EU agreed to reduce EU greenhouse gas emissions by at least 55% by 2030, compared to 1990 levels. In May 2022, the EU announced the REPowerEU plan which seeks to rapidly reduce the EU's dependence on fossil fuels by 2027. Furthermore, the EU introduced the Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green

Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality in Europe. In November 2023, EU’s Renewable Energy Directive III, which aims to raise the share of renewable power in the EU’s overall energy consumption to 42.5% by 2030, with an additional 2.5% indicative top up that would allow the overall share to reach 45%, entered into effect. We expect that the new government policy will accelerate long-term growth in the wind industry. Despite these favorable long-term policy trends, we don’t expect an increase in demand until 2025, while the wind industry awaits clarity on the implementation guidance related to key components of the IRA and clarity around more robust policies in Europe. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, elevated interest rates and inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery.

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

Risks Related to Our Automotive Business

Our efforts to expand our automotive business or consummate a strategic transaction to further expand and fund our automotive business may not be successful.

While our primary focus has been to manufacture composite wind blades, we also serve the automotive market. We have experienced startup challenges and incurred significant losses to date in connection with our automotive business. The expansion of our automotive business and our entry into other strategic markets will require improved execution in terms of our start up activity and ongoing manufacturing performance as well as significant levels of investment. As a result, we are in the process of exploring strategic alternatives to ensure our automotive business is sufficiently funded to execute on its growth strategies. We expect to complete this process no later than June 30, 2024. There can be no assurance that we will be able to grow or adequately fund our automotive business which could adversely impact our business, financial condition and results of operations.

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
warranty expense;
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
availability of qualified personnel;
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

Our Credit Agreement with Oaktree contains, and any future loan agreements we may enter into may contain, operating and financial covenants that restrict our business and financing activities.

As of December 31, 2023, we had outstanding $395.0 million of senior, secured indebtedness under the Credit Agreement and Guaranty, dated as of December 14, 2023, between the Company and Oaktree Fund Administration, LLC (the Credit Agreement) and total outstanding indebtedness of $606.1 million. Our obligations under the Credit Agreement are secured by substantially all of our assets. In addition, from time to time, we enter into various loan, working capital and accounts receivable financing facilities to finance the construction and ongoing operations of our advanced manufacturing facilities and other capital expenditures. The Credit Agreement contains various financial covenants and other restrictions regarding, among other things, maintaining minimum cash balances, making capital expenditures and other restricted payments, incurring additional indebtedness, creating liens, and paying dividends. The operating and financial restrictions and covenants contained in the Credit Agreement, as well as our other existing and any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, expand or fully pursue our business strategies or respond to changing business and economic conditions. Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of these covenants could result in a default under the Credit Agreement or one or more of our other loan facilities, which could cause all of the outstanding indebtedness under such agreements to become immediately due and payable by us and/or enable the applicable lender to terminate all commitments to extend further credit. If we are forced to refinance these borrowings on less favorable terms or if cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. In addition, if we were unable to repay the outstanding indebtedness upon a default, our lenders could proceed against the assets pledged as collateral to secure that indebtedness. Any acceleration of the amounts due under the Credit Agreement, or the exercise by the applicable lenders or agent of their rights under the related security documents, would likely have a material adverse effect on our business.

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

In addition, we may not be able to generate sufficient cash flow from our operations to repay our outstanding indebtedness when it becomes due and to meet our other cash needs or to comply with the financial covenants set forth therein. If we are not able to pay our debts as they become due, we could be in default of the Credit Agreement or other indebtedness. We might also be required to pursue one or more alternative strategies to repay indebtedness, such as selling assets, refinancing or restructuring our indebtedness or obtaining additional debt financing or selling equity securities on terms that may be onerous or highly dilutive. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell assets, it may negatively affect our ability to generate revenues.

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

Our current wind blade manufacturing activities and future growth will require substantial capital investment. For the years ended December 31, 2023 and 2022, our capital expenditures, including those related to discontinued operations, were $36.1 million and $18.8 million, respectively, including assets acquired under finance leases in 2023 and 2022 of $0.8 million and $0.2 million, respectively. We plan to make continued investments in our U.S., Türkiye, Mexico, and India facilities. Our ability to grow our business is predicated upon us making significant additional capital investments to expand our existing manufacturing facilities and build and operate new manufacturing facilities in existing and new markets or access capital to acquire new businesses. We may not have the capital to undertake these capital investments. In addition, our capital expenditures may be significantly higher if our estimates of future capital investments are incorrect and may increase substantially if we are required to undertake actions to comply with new regulatory requirements or compete with new technologies. The cost of some projects may also be affected by foreign exchange rates if any raw materials or other goods must be paid for in foreign currency. We cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financings would not be dilutive to holders of our capital stock. We also cannot assure you that completed capital expenditures will yield the anticipated results. The Credit Agreement contains covenants that limit the amount of capital expenditures that we can make, and if we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants, or other restrictions on our business that could impair our operational flexibility and would require us to fund additional interest expense. If we are unable to obtain sufficient capital at a reasonable cost or at all, we may not be able to expand our business to take advantage of changes in the marketplace or may be required to delay, reduce or eliminate some or all of our current operations, which could materially harm our business, operating results and financial condition.

Our business and reputation could be adversely impacted by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-corruption laws.

As a U.S. corporation, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Other countries in which we operate also have anti-corruption laws, some of which prohibit improper payments to government and non-government persons and entities, and others extend their application to activities outside their country of origin. We have manufacturing facilities in Mexico, Türkiye and India, countries with a fairly high risk of corruption. Those facilities are subject to routine government oversight. In addition, a number of our raw materials and components suppliers are state-owned, particularly in China. Moreover, due to our need to import raw materials across international borders, we also routinely have interactions, directly or indirectly, with customs officials. In many foreign countries, under local custom, businesses engage in practices that may be prohibited by the FCPA or other similar laws and regulations. Additionally, we continue to hire associates around the world to support our international operations. Although we have implemented certain policies, procedures and controls designed to ensure compliance with the FCPA and similar laws, there can be no guarantee that all of our associates and agents, as well as those companies to which we outsource certain of our business operations, have not taken and will not take actions that violate our policies and the FCPA or other anti-corruption laws, which could subject us to fines, penalties, disgorgement, and loss of business, harm our reputation and impact our ability to compete in certain jurisdictions. In addition, these laws are complex and far-reaching in nature, and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Moreover, our competitors may not be subject to the FCPA or similar laws, which could provide them with a competitive advantage in some jurisdictions.

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

Certain of our associates in Türkiye and Matamoros, Mexico, which in the aggregate represented approximately 37% of our workforce as of December 31, 2023, are covered by collective bargaining agreements.

We have separate collective bargaining agreements for each of our Matamoros, Mexico manufacturing facilities. Our collective bargaining agreement at one of our Matamoros, Mexico manufacturing facilities is in effect through March 2025. Our collective bargaining agreement for our other facility in Matamoros, Mexico that we took over from Nordex in July 2021, pursuant to a 3-year supply agreement, is in effect through April 2025.

In July 2022, we experienced a brief labor disruption in our Türkiye manufacturing facilities as we worked with the union to address the inflationary pressures on wages. Our Türkiye manufacturing facilities have experienced significant wage inflation over the course of the past year. For example, the government of Türkiye increased minimum wages approximately 55%, 34% and 49%, respectively, effective January 1, 2023; July 1, 2023; and January 1, 2024. Our collective bargaining agreement for our Türkiye facilities is in effect through December 2024.

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
•
the trading volume of our common stock; and
•
general market, industry and economic conditions.

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

Sales of a substantial number of shares of our common stock in the public market can occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, we had 46,471,131 shares of common stock outstanding. In addition, Oaktree owns approximately 9.9% of our outstanding common stock. All of the shares held by Oaktree can now be sold, subject to any applicable volume limitations under federal securities laws. We may issue debt or equity securities in other registered or unregistered convertible debt or equity offerings.

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

Under our existing equity compensation plans, as of December 31, 2023, we had outstanding options to purchase 1,212,503 shares of our common stock, 1,516,377 restricted stock units and 308,741 performance stock units to our associates and non-employee directors. From time to time, we expect to grant additional options and other stock awards. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additionally, any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. If we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue stock, stockholders may experience further dilution.

We have indebtedness in the form of convertible senior notes, which could adversely affect our financial health and our ability to respond to changes in our business.

In March 2023, we issued and sold an aggregate of $132.5 million principal amount of convertible senior unsecured notes due in 2028 (the Notes) in a private placement offering. Our ability to repay our indebtedness, including the Notes, is significantly dependent on our generation of cash flow. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future.

Conversions or exchanges of our convertible senior notes may dilute the ownership interest of our stockholders or may otherwise affect the market price of our Common Stock.

The conversion of some or all the Notes will dilute the ownership interests of our stockholders to the extent we deliver shares of common stock upon conversion of any of the Notes. The notes may from time to time be convertible at the option of their holders prior to their scheduled terms under certain circumstances. On conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable on such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock, any of which could depress the market price of our common stock.

The Capped Call Transactions may affect the value of the Notes and our common stock.

In connection with the Notes’ issuance, we entered into capped call transactions with certain financial institutions (option counterparties). The capped call transactions are generally expected to reduce the potential dilution of our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, with such reduction and/or offset subject to a cap. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions before the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions entered into in connection with the offering of the Notes are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transactions. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the shares of our common stock or cash required to be delivered to us under the capped call transactions and we may suffer adverse tax consequences or experience more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

Provisions of Delaware law or our charter documents could delay or prevent an acquisition of our Company, even if the acquisition would be beneficial to our stockholders and could make it more difficult for you to change management.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have instituted policies and processes dedicated to assessing, identifying, and managing risks from cybersecurity threats. Cybersecurity risks are managed as part of our enterprise risk management program. We are committed to safeguarding our critical information assets and data and have implemented a defense-in-depth strategy that is informed by industry standard cybersecurity frameworks. We benchmark against these frameworks and our internal risk assessment process to inform how we identify, protect, detect, respond to, and recover from risks, threats, vulnerabilities, and cybersecurity incidents across our information assets.

We incorporate reputable third-party vendors and solutions into our cyber risk management strategies to fortify our cyber defense mechanisms. We collaborate with internal stakeholders across the Company to integrate cybersecurity principles into our operations, including deployment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information. We also train our employees during onboarding and annually thereafter on matters including cybersecurity awareness, confidential information protection, and phishing attacks.

We actively enhance our cybersecurity program through testing by third-party assessors and measure the results against industry standards. We also have standing engagements with incident response experts and external counsel to provide timely support to our incident response capabilities, and we regularly engage with external experts to analyze the threat landscape.

Our cybersecurity risk management is integrated into our business continuity program and enterprise risk management framework, which promotes proactive planning and preparedness to address potential threats. Members of our global information security team collaborate with subject matter experts within our organization to assess and refine our cybersecurity posture and incident response and preparedness, including evaluating and updating contingency plans, participating in tabletop exercises, threat hunting, red team engagements, and simulating real-world scenarios related to cyber incidents.

Although risks from cybersecurity threats have to date not materially affected us, and we do not believe they are reasonably likely to materially affect our Company, business strategy, results of operations or financial condition, we could, from time to time, experience threats and security incidents relating to our and our third party vendors’ information systems. For more information, please see the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure, and administers its cybersecurity risk oversight function through the Audit Committee. The Audit Committee receives quarterly updates on our enterprise risk management program, including information on cybersecurity risks and initiatives undertaken to identify, assess and mitigate such risks.

Our chief information security officer is the senior director responsible for the cybersecurity organization, which has primary oversight of material risks from cybersecurity threats. Our chief information security officer reports to our chief information officer. Our chief information officer is responsible for the overall Information Technology (IT) organization.

Our chief information officer and chief information security officer assess our cybersecurity readiness through internal assessment tools, as well as third-party assessments, audits, penetration tests, and evaluation against industry standards. We have governance and compliance structures that are designed to elevate issues relating to cybersecurity to our chief information officer and chief information security officer, as appropriate.

Our chief information officer meets with the Audit Committee each quarter to review our information technology systems and discuss key cybersecurity risks. In addition, at least annually, the chief financial officer reviews with the board of directors our global enterprise risk management program, which includes cybersecurity risks.

Item 2. Properties

Our headquarters is located in Scottsdale, Arizona, and we own or lease various other facilities in the U.S., Mexico, Türkiye, India, Denmark, Germany and Spain. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists various information regarding our facilities as of February 22, 2024:

	Operating	Year	Leased or	Approximate
Location	Segment	Commenced	Owned	Square Footage	Description of Use
Newton, IA, U.S.	U.S.	2008	Leased	337,922	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2013	Leased	345,984	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	453,096	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	339,386	Wind Blade Manufacturing Facility
Matamoros, Mexico	Mexico	2017	Leased	527,442	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2018	Leased	300,277	Precision Molding Manufacturing and Automotive Manufacturing Facility
Matamoros, Mexico	Mexico	2021	Leased	557,491	Wind Blade Manufacturing Facility
Izmir, Türkiye	EMEA	2012	Leased	343,000	Wind Blade Manufacturing Facility
Izmir, Türkiye	EMEA	2015	Leased	817,078	Wind Blade Manufacturing Facility
Warren, RI, U.S.	U.S.	2004	Leased	108,750	Precision Molding Manufacturing, Research and Development, and Automotive Manufacturing Facility
Santa Teresa, NM, U.S.	Mexico	2014	Leased	503,710	Wind Blade Storage Facility
Kolding, Denmark	U.S.	2018	Leased	2,583	Advanced Engineering Center
Chennai, India	India	2019	Leased	776,280	Wind Blade Manufacturing Facility
Madrid, Spain	EMEA	2021	Leased	26,124	Wind Blade Services Facility
Scottsdale, AZ, U.S.	U.S.	2023	Leased	12,993	Corporate Headquarters
Berlin, Germany	U.S.	2023	Leased	4,239	Engineering Center
Des Moines, IA, U.S.	U.S.	2023	Leased	26,640	Wind Blade Services Facility

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

Performance Graph

The following graph and table illustrate the total stockholder return from July 22, 2016 through December 31, 2023, on our common stock, the Russell 2000 Index, the S&P Small Cap 600 Energy (Sector) Index and the NASDAQ Clean Edge Green Energy Index, assuming an investment of $100.00 on July 22, 2016 including the reinvestment of dividends.

COMPARISON OF CUMULATIVE RETURN
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/22/16
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
TPI Composites, Inc.
Russell 2000
S&P Small Cap 600 Energy (Sector)
NASDAQ Clean Edge Green Energy

	Base Period
	7/22/16	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21	12/30/22	12/29/23
TPI Composites, Inc.	$100.00	$118.29	$150.88	$181.27	$136.50	$389.23	$110.32	$74.78	$30.53
Russell 2000	100.00	111.89	126.60	111.19	137.56	162.82	185.12	145.21	167.13
S&P Small Cap 600 Energy (Sector)	100.00	133.11	97.60	55.64	47.19	28.17	44.86	65.17	66.48
NASDAQ Clean Edge Green Energy	100.00	102.59	134.16	116.50	163.93	462.91	448.76	311.51	278.55

Holders

As of January 31, 2024, there were five stockholders of record of our common stock, although there is a much larger number of beneficial owners.

Dividends

We have never declared or paid any cash dividends on shares of our capital stock. We currently intend to retain earnings, if any, to finance the development and growth of our business and do not anticipate paying cash dividends on the common stock in the future. Any payment of any future dividends to holders of our common stock, will be at the discretion of the board of directors and subject to compliance with certain covenants in our loan agreements, after taking into account various factors, including our financial condition, operating results, capital requirements, restrictions contained in any future financing instruments, growth plans and other factors the board of directors deems relevant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required in response to Item 201(d) of Regulation S-K is set forth in Part III, Item 12 of this Annual Report on Form 10-K which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023 and from the period from December 31, 2023 to the filing date of this Annual Report on Form 10-K which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2023 we did not repurchase any shares of our common stock.

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

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, has had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services. The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 2 – Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our business operations are defined geographically into four operating segments - (1) the U.S., (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. For further information regarding our operating segments, refer to Note 22 – Segment Reporting of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. Over the course of the past few years, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the Inflation Reduction Act of 2022 (IRA) in the U.S. and several policy initiatives in the European Union (EU) that are expected to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the

U.S. and Europe, these policy trends are expected to have a material impact on our business and the pace of long-term growth.

Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry awaits clarity on the implementation guidance related to key components of the IRA and clarity around more robust policies in the EU. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, elevated interest rates and inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery. Specific to our customers and our manufacturing lines, we ended 2023 with 37 dedicated manufacturing lines and expect to end 2024 with 36 dedicated manufacturing lines. We expect to have six manufacturing lines in startup and four manufacturing lines in transition during 2024 as our customers prepare for anticipated stronger demand beginning in 2025. Four of the manufacturing lines in startup will be in Juarez, Mexico at a previously idle manufacturing facility and two of the manufacturing lines in startup will be in Türkiye where two longer blade lines will replace three blade lines due to space considerations. The four manufacturing lines in transition will all occur in one of our Matamoros, Mexico manufacturing facilities. For the other Matamoros, Mexico facility, which is a four-line manufacturing facility we took over from Nordex in July 2021, we plan to exit this location at the end of the three-year contract on June 30, 2024. The impact of all these changes, along with near term demand reductions from one of our customers as they consider existing inventory levels and contemplate changes in geographic demand, is expected to result in 2024 sales down slightly from 2023. We expect the first half of 2024 will be down more than the second half of 2024 as the manufacturing lines in startup or transition will be ramping throughout the year.

While the accelerated pace of new product introductions within the industry over the last five years and along with the push for larger wind turbines getting to market quicker has significantly reduced the levelized cost of wind energy, it is also a contributing factor to quality issues that have surfaced in the wind industry. In early 2023, we started to see increased inspection and repair costs due to enhanced customer inspection criteria requirements. With the quality issues in the wind industry that have been in the public eye over the course of this last year, most of our customers, and some of their customers, are requiring additional quality control checks and measures that are adding cost and time to the production process. In 2023, the Company was impacted by the following costs related to quality issues:

o
We recorded a $42.7 million charge for a single warranty campaign with a current customer.
o
Manufacturing costs increased by $17.0 million due to increased inspection and repair activities due to enhanced customer requirements.
o
We diverted many of our field services technicians from revenue-generating work to warranty inspection and repair, resulting in Field Services sales down 31% in 2023 compared to 2022.

Our results of operations have been adversely impacted by the performance of our Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021. For example, during 2023, production had to be temporarily paused due to extreme heat and humidity issues at this facility. Net sales for the year ended December 31, 2023 were negatively impacted by approximately $17.3 million due to these lost production days. We experienced a loss from operations of $45.6 million and $40.8 million at this facility, for the years ended December 31, 2023 and 2022, respectively.

During 2023, the overall pricing for raw materials that we source modestly decreased compared to 2022. We expect raw materials pricing to continue its downward trend in 2024. With our contract structure and shared cost approach with our customers, we expect to have a net benefit from this reduction in material pricing in 2024 as compared to 2023.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages approximately 20% effective January 1, 2023, and an additional 20% effective January 1, 2024. The government of Türkiye increased minimum wages approximately 55% and 34%, respectively, effective January 1, 2023 and July 1, 2023. In May 2023 we agreed to an amendment to our collective bargaining agreement with our associates in Türkiye which resulted in significantly increased wages for these associates. During 2023, these total wage increases in Türkiye have increased our labor costs at these facilities by approximately 64%, net of favorable foreign currency fluctuations, compared to the same period in 2022. The government of Türkiye further increased minimum wages 49% effective January 1, 2024. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

We have made significant investments to expand the automotive business during the last several years. While we believe there is increasing demand for composite products for electric vehicles and we have made much progress with the automotive business, we intend to prioritize capital for growth in the wind blade business in the near term. As a result, we are in the process of exploring strategic alternatives to ensure our automotive business is sufficiently funded to execute on its growth strategies. We expect to complete this process no later than June 30, 2024.

We were notified on August 7, 2023 that Proterra Inc. (Proterra), one of our customers in our automotive business line, filed for bankruptcy protection under Chapter 11 of the U.S. bankruptcy code, and that Proterra had rejected its bus body supply agreement with us as part of its bankruptcy reorganization. Net sales from this bus body supply agreement were less than 2% of our consolidated net sales prior to the bankruptcy filing. As a result of the bankruptcy filing by Proterra, we recorded a charge for credit losses on contract assets of $12.8 million, a charge for credit losses on accounts receivable of $8.1 million, a charge for inventory of $1.7 million, an impairment charge of $0.7 million related to fixed assets, and severance charges totaling $0.4 million.

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

The unallocated research and development expenses incurred at our Warren, Rhode Island location as well as at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2023, 2022 and 2021, research and development expenses totaled $1.4 million, $1.1 million and $1.0 million, respectively.

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

Gain on extinguishment of Series A Preferred Stock

Gain on extinguishment of Series A Preferred Stock, par value $0.01 per share (the Series A Preferred Stock), represents the gain recognized as a result of the cashless exchange of all of the outstanding Series A Preferred Stock for the new senior secured term loan (the Term Loan) under the Credit Agreement that we entered into in December 2023. See Note 12, Debt and Note 15, Mezzanine Equity for further discussion of the gain recognized.

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

The key financial measures as of and for the years ended December 31 are as follows:

	2023	2022	2021
	(in thousands)
Net sales	$1,455,183	$1,522,741	$1,472,386
Net loss from continuing operations	(196,453)	(55,550)	(155,894)
EBITDA(1)	(127,910)	17,864	(74,818)
Adjusted EBITDA(1)	(85,920)	37,857	(20,055)
Capital expenditures(2)	36,137	18,832	37,119
Free cash flow(1)(2)	(117,109)	(81,104)	(62,644)
Total debt, net of debt issuance costs and debt discount	485,193	61,173	74,646
Net cash (debt)(1)	(323,218)	82,042	167,519

(1)
See below for more information and a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net cash (debt) to net loss from continuing operations attributable to common stockholders, net cash provided by (used in) operating activities and total debt, net of debt issuance costs and debt discount, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
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
•
adjusted EBITDA does not reflect the dividends to our now extinguished Series A Preferred Stockholders or accretion of the Series A Preferred Stock;
•
adjusted EBITDA does not reflect the gain on extinguishment of our Series A Preferred Stock;
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

Free cash flow

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures. We believe free cash flow is a useful measure for investors because it portrays our ability to generate cash from our business for purposes such as repaying maturing debt and accrued interest paid in kind on debt and funding business acquisitions.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA for the years ended December 31 are reconciled as follows:

	2023	2022	2021
	(in thousands)
Net loss attributable to common stockholders	$(177,612)	$(124,208)	$(165,588)
Net loss from discontinued operations	5,326	9,755	3,654
Net loss from continuing operations attributable to common stockholders	(172,286)	(114,453)	(161,934)
Preferred stock dividends and accretion	58,453	58,903	6,040
Gain on extinguishment of Series A Preferred Stock	(82,620)	—	—
Net loss from continuing operations	(196,453)	(55,550)	(155,894)
Adjustments:
Depreciation and amortization	38,869	38,772	37,606
Interest expense, net	12,112	5,029	13,644
Income tax provision	17,562	29,613	29,826
EBITDA	(127,910)	17,864	(74,818)
Share-based compensation expense	9,916	14,459	7,814
Foreign currency loss (income), net	5,162	(4,571)	21,970
Loss on sale of assets and asset impairments	21,862	9,842	12,436
Restructuring charges, net	5,050	263	12,543
Adjusted EBITDA	$(85,920)	$37,857	$(20,055)

Free cash flow, which includes discontinued operations, for the years ended December 31 is reconciled as follows:

	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(80,972)	$(62,272)	$(25,525)
Less capital expenditures	(36,137)	(18,832)	(37,119)
Free cash flow	$(117,109)	$(81,104)	$(62,644)

Net cash (debt) as of December 31 is reconciled as follows:

	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$161,059	$133,546	$216,236
Cash and cash equivalents of discontinued operations	916	9,669	25,929
Total debt, net of debt issuance costs and debt discount	(485,193)	(61,173)	(74,646)
Net cash (debt)	$(323,218)	$82,042	$167,519

Key Operating Metrics (1)

The key operating metrics as of and for the year ended December 31 are as follows:

	2023	2022	2021
Sets	2,584	2,441	2,674
Estimated megawatts	11,382	10,736	10,607
Utilization	82%	80%	77%
Dedicated manufacturing lines	37	36	46
Manufacturing lines installed	37	36	46

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

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes certain of our operating results as a percentage of net sales for the years ended December 31 that have been derived from our consolidated statements of operations:

	2023	2022
Net sales	100.0%	100.0%
Cost of sales	104.5	97.4
Startup and transition costs	1.5	1.7
Total cost of goods sold	106.0	99.1
Gross profit (loss)	(6.0)	0.9
General and administrative expenses	3.4	2.1
Loss on sale of assets and asset impairments	1.5	0.6
Restructuring charges, net	0.3	—
Loss from continuing operations	(11.2)	(1.8)
Total other income (expense)	(1.1)	0.1
Loss before income taxes	(12.3)	(1.7)
Income tax provision	(1.2)	(1.9)
Net loss from continuing operations	(13.5)	(3.6)
Preferred stock dividends and accretion	(4.0)	(3.9)
Gain on extinguishment of Series A Preferred Stock	5.7	—
Net loss attributable to common stockholders from continuing operations	(11.8)	(7.5)
Net loss from discontinued operations	(0.4)	(0.6)
Net loss attributable to common stockholders	(12.2)%	(8.1)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$1,394,316	$1,423,824	$(29,508)	(2.1)%
Automotive sales	22,775	44,002	(21,227)	(48.2)
Field service, inspection and repair services sales	38,092	54,915	(16,823)	(30.6)
Total net sales	$1,455,183	$1,522,741	$(67,558)	(4.4)%

The decrease in net sales of wind blades, tooling and other wind related sales (collectively, Wind) for the year ended December 31, 2023, as compared to the same period in 2022, was due primarily to a reduction in wind blade inventory included in contract assets driven by working capital initiatives and the wind down of lines in transition at the end of the year. The inventory reduction significantly impacted net sales of Wind for the year ended December 31, 2023 as lower blade inventory costs directly correlate to lower revenue under the cost-to-cost revenue recognition method for our blade contracts. These decreases were offset by an increase in the number of wind blades produced, increased average sales prices, favorable foreign currency fluctuations, and an increase in tooling sales. The decrease in automotive sales for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a decrease in the number of composite bus bodies produced as a result of Proterra's bankruptcy during the third quarter of 2023 and a decrease in sales of other automotive products due to our customers’ supply chain constraints and delays in transitions of new product launches. The decrease in field service, inspection and repair services (collectively, Field Services) sales for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar against the Euro in our Türkiye operations had a favorable impact of 1.0% on consolidated net sales for the year ended December 31, 2023, as compared to the same period in 2022.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
U.S.	$51,100	$89,170	$(38,070)	(42.7)%
Mexico	589,539	646,615	(57,076)	(8.8)
EMEA	573,483	568,992	4,491	0.8
India	241,061	217,964	23,097	10.6
Total net sales	$1,455,183	$1,522,741	$(67,558)	(4.4)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$1,000	$(1,000)	NM
Automotive sales	22,775	44,002	(21,227)	(48.2)
Field service, inspection and repair services sales	28,325	44,168	(15,843)	(35.9)
Total net sales	$51,100	$89,170	$(38,070)	(42.7)%

NM - not meaningful.

The decrease in the U.S. segment’s automotive sales for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a decrease in the number of composite bus bodies produced as a result of Proterra’s bankruptcy during the third quarter of 2023, and a decrease in sales of other automotive products. The decrease in the U.S. segment’s Field Services sales for the year ended December 31, 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$587,628	$642,377	$(54,749)	(8.5)%
Field service, inspection and repair services sales	1,911	4,238	(2,327)	(54.9)
Total net sales	$589,539	$646,615	$(57,076)	(8.8)%

The decrease in the Mexico segment’s net sales of Wind for the year ended December 31, 2023, as compared to the same period in 2022, was due primarily to a reduction in wind blade inventory included in contract assets driven by working capital initiatives and the wind down of lines in transition at the end of the year and lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices. This decrease was partially offset by an increase in the number of wind blades produced due to an increase in lines in production and an increase in tooling sales in preparation for manufacturing line startups and transitions. The decrease in the Mexico segment’s Field Services sales for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$565,627	$562,485	$3,142	0.6%
Field service, inspection and repair services sales	7,856	6,507	1,349	20.7
Total net sales	$573,483	$568,992	$4,491	0.8%

The increase in the EMEA segment’s net sales of Wind for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of wind blades produced in 2023 as compared to 2022 due to a brief labor disruption in Türkiye in the third quarter of 2022 as we worked with the union to resolve inflationary pressures on wages, favorable foreign currency fluctuations, and higher average sales prices due to the impact of inflation on wind blade prices. These increases were partially offset by a reduction in wind blade inventory included in contract assets driven by working capital initiatives and the wind down of lines in transition at the end of the year. The increase in the EMEA segment’s Field Services sales for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase in demand for such services in this region and the commencement of our service center in Spain during 2022. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 2.7% on the EMEA segment’s net sales for the year ended December 31, 2023, as compared to the same period in 2022.

India Segment

The following table summarizes our net sales by product/service for the India segment for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$241,061	$217,962	$23,099	10.6%
Field service, inspection and repair services sales	—	2	(2)	NM
Total net sales	$241,061	$217,964	$23,097	10.6%

The increase in the India segment’s net sales of Wind for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the number of wind blades produced due to the transition of two of our manufacturing lines from one type of wind blade to a new type of wind blade during the prior comparative period, partially offset by lower average sales prices due to the impact of raw material and logistic cost reductions on our blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Cost of sales	$1,520,974	$1,482,428	$38,546	2.6%
Startup costs	4,399	—	4,399	NM
Transition costs	17,358	25,668	(8,310)	(32.4)
Total cost of goods sold	$1,542,731	$1,508,096	$34,635	2.3
% of net sales	106.0%	99.1%		6.9%

Total cost of goods sold as a percentage of net sales increased by approximately 6.9% for the year ended December 31, 2023, as compared to the same period in 2022, primarily driven by an increase of $50.6 million of total warranty costs due to changes in previous estimates primarily associated with a single campaign with a current customer, an increase in operating costs due to additional quality control measures implemented in certain of our manufacturing facilities, increased labor costs in Türkiye and Mexico as a result of wage increases, continued cost challenges at facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. These unfavorable items were partially offset by reduced startup and transition costs and cost savings initiatives. The fluctuating U.S. dollar against the Euro, Turkish Lira, and Mexican Peso had a combined favorable impact of 0.3% on consolidated cost of goods sold for the year ended December 31, 2023, as compared to the same period in 2022.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
General and administrative expenses	$49,133	$32,349	$16,784	51.9%
% of net sales	3.4%	2.1%		1.3%

General and administrative expenses as a percentage of net sales increased by 1.3% for the year ended December 31, 2023, as compared to the same period in 2022, and was primarily driven by $20.9 million of credit losses on contract assets and accounts receivable from the Proterra bankruptcy impacting our automotive business, partially offset by lower stock-based compensation expense and employee incentive costs.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Loss on sale of receivables	$19,546	$9,754	$9,792	100.4%
Loss on sale of other assets	211	167	44	26.3
Asset impairment charges	2,105	(79)	2,184	NM
Total loss on sale of assets and asset impairments	$21,862	$9,842	$12,020	122.1
% of net sales	1.5%	0.6%		0.9%

The increase in loss on sale of assets and asset impairments for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers, and an increase in the agreed-upon discount rates, as well as an increase in asset impairments in our automotive business from the Proterra bankruptcy during the third quarter of 2023.

Restructuring charges, net

The following table summarizes our restructuring charges, net, for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Severance	$5,075	$(210)	$5,285	NM
Other restructuring costs	(25)	473	(498)	(105.3)
Total restructuring charges, net	$5,050	$263	$4,787	NM
% of net sales	0.3%	0.0%		0.3%

The increase in restructuring charges, net for the year ended December 31, 2023, as compared to the same period in 2022 was primarily due to an increase in severance costs at our Türkiye and Rhode Island facilities.

Income (loss) from continuing operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
U.S.	$(47,909)	$(46,387)	$(1,522)	(3.3)%
Mexico	(174,009)	(76,096)	(97,913)	(128.7)
EMEA	33,571	77,195	(43,624)	(56.5)
India	24,754	17,479	7,275	41.6
Total loss from operations from continuing operations	$(163,593)	$(27,809)	$(135,784)	(488.3)
% of net sales	-11.2%	-1.8%		(9.4)%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the year ended December 31, 2023, as compared to the same period in 2022 was primarily due to credit losses and asset impairment charges in our automotive business as a result of Proterra’s bankruptcy, increased labor costs, and a decrease in the volume of field service sales, partially offset by a decrease in non-restructuring related operating costs at our Newton, Iowa manufacturing facility and lower general and administrative expenses.

Mexico Segment

The increase in loss from operations in the Mexico segment for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increased warranty costs and additional quality control measures implemented in certain manufacturing facilities, increased labor costs, continued cost challenges at our facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. These unfavorable items were partially offset by reduced startup and transition costs and additional fees received from our customer related to the temporary production pause at one of our Matamoros, Mexico facilities. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 2.2% on the Mexico segment’s cost of goods sold for the year ended December 31, 2023, as compared to the same period in 2022.

EMEA Segment

The decrease in income from operations in the EMEA segment for the year ended December 31, 2023, as compared to the same period in 2022 was primarily due to inflation impacting operating costs that we were not able to pass on to our customers, increased labor costs as a result of wage increases in Türkiye, and an adverse cumulative catch-up adjustment as a result of changes in certain of our estimated costs to complete our performance obligations. This decrease was partially offset by an increase in the volume of wind blades produced in 2023 as compared to 2022 due to a brief labor disruption in Türkiye in the third quarter of 2022 as we worked with the union to resolve inflationary pressures on wages, an increase in wind blade prices, cost savings initiatives, and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 5.2% on the EMEA segment's cost of goods sold, for the year ended December 31, 2023, as compared to the same period in 2022.

India Segment

The increase in income from operations in the India segment for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to an increase in the volume of wind blades produced and operational efficiencies as the facility was ramping up production in early 2022.

Other income (expense)

The following table summarizes our total other income (expense) for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Interest expense, net	$(12,112)	$(5,029)	$(7,083)	(140.8)%
Foreign currency income (loss), net	(5,162)	4,571	(9,733)	(212.9)
Miscellaneous income	1,976	2,330	(354)	(15.2)
Total other income (expense)	$(15,298)	$1,872	$(17,170)	NM

The change in total other income (expense) for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to unfavorable foreign currency fluctuations and an increase in interest expense, net due to the issuance of $132.5 million of convertible senior unsecured notes.

Income taxes

The following table summarizes our income taxes for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Income tax provision	$(17,562)	$(29,613)	$12,051	40.7%
Effective tax rate	9.8%	114.2%

Our income tax provision for the year ended December 31, 2023, as compared to the same period in 2022 decreased due to the mix of earnings of our operations in foreign jurisdictions and changes in our uncertain tax positions.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Net loss from continuing operations	$(196,453)	$(55,550)	$(140,903)	NM

The increase in the net loss for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to the reasons set forth above.

Net loss from discontinued operations

The following table summarizes our net loss from discontinued operations for the years ended December 31:

			Change
	2023	2022	$	%
	(in thousands)
Net loss from discontinued operations	$(5,326)	$(9,755)	$4,429	45.4%

The change in net loss from discontinued operations for the year ended December 31, 2023 as compared to the same period in 2022, was primarily due to the closure of production at our Yangzhou, China facility at the end of 2022. In September 2023, we completed the sale of our Taicang, China facility, received proceeds of $12.8 million, and recorded a net gain on the sale of $0.4 million.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

For a comparison of our results of operations for the years ended December 31, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023 and incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

In November 2021, we entered into a Series A Preferred Stock Purchase Agreement with Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., OPPS TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund L.P. (collectively, the Purchasers), pursuant to which we issued and sold to the Purchasers 350,000 shares of Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $350.0 million. We used $181.2 million of the net proceeds from the issuance and sale of the Series A Preferred Stock to repay all outstanding indebtedness under our previous senior secured credit facility and terminated such credit facility. The remainder of the net proceeds were used for general corporate purposes. In connection with the transaction, we also issued warrants to purchase 4,666,667 shares of common stock at an exercise price of $0.01 per share to the Series A Preferred Stockholders. In August 2022, the Series A Preferred Stockholders exercised the outstanding, fully vested warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the Purchasers of an aggregate of 4,664,155 shares of common stock. On December 14, 2023, we entered into the Credit Agreement and a Common Stock Purchase Agreement with the Purchasers, pursuant to which all of the outstanding shares of Series A Preferred Stock, along with $86.0 million of and unpaid dividends on the Series A Preferred Stock, were exchanged for the $393.0 million Term Loan and the issuance of 3,899,903 shares of common stock. See Note 12, Debt and Note 15, Mezzanine Equity, to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for further discussion on the Series A Preferred Stock Purchase Agreement.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, new facility startup costs, the impact of transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net proceeds under our financing arrangements of $124.6 million for the year ended December 31, 2023 as compared to net repayments of $13.7 million for the year ended December 31, 2022. As of December 31, 2023 and 2022, we had $485.2 million and $61.2 million in outstanding indebtedness, net of debt issuance costs and discounts, respectively. As of December 31, 2023, we had an aggregate of $68.8 million of remaining capacity of cash and non-cash financing, including $63.5 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. The Term Loan contains certain covenants and rights including, but not limited to, amount of indebtedness, capital expenditure limitations, a U.S. cash on hand balance requirement of $40.0 million through September 30, 2024 and $50.0 million thereafter.

At December 31, 2023 and 2022, we had unrestricted cash and cash equivalents totaling $161.1 million and $133.6 million, respectively. The December 31, 2023 balance included $45.0 million of cash located outside of the U.S., $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. The December 31, 2022 balance included $9.2 million of cash located outside of the U.S., $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. In addition to these amounts, at December 31, 2023 and 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.9 million and $9.7 million, respectively, all located outside of the U.S.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of December 31, 2023:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2014	Mexico	LIBOR plus 0.75%
2019	Asia and Mexico	LIBOR plus 1.00%
2019	Asia	Fixed rate of 3.85%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our consolidated balance sheet. During the years ended December 31, 2023 and 2022, $1,026.1 million and $913.5 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above.

Cash Flow Discussion

The following table summarizes our key cash flow activity for continuing and discontinued operations for the years ended December 31:

	2023	2022	$ Change
	(in thousands)
Net cash used in operating activities	$(80,972)	$(62,272)	$(18,700)
Net cash used in investing activities	(23,301)	(18,832)	(4,469)
Net cash provided by (used in) financing activities	121,994	(14,597)	136,591
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	2,023	(3,448)	5,471
Net change in cash, cash equivalents and restricted cash	$19,744	$(99,149)	$118,893

Operating Cash Flows

Net cash used in operating activities increased by $18.7 million for the year ended December 31, 2023 as compared to the same period in 2022 primarily as the result of an increase in net losses, partially offset by a reduction in wind blade inventory included in contract assets driven by working capital initiatives and the wind down of production for wind blade lines in transition.

Investing Cash Flows

Net cash used in investing activities increased by $4.5 million for the year ended December 31, 2023 as compared to the same period in 2022 primarily as the result of an increase in capital expenditures, partially offset by proceeds from the sale of our Taicang, China facility.

We anticipate fiscal year 2024 capital expenditures of between $25 million to $30 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for the continued investment in our existing manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities increased by $136.6 million for the year ended December 31, 2023 as compared to the same period in 2022 primarily as the result of proceeds from the $132.5 million convertible notes and proceeds from the loan to finance our purchase of the wind turbines in Türkiye.

For a discussion and comparison of our cash flows for the years ended December 31, 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023 incorporated herein by reference.

Our Indebtedness

For a discussion of our indebtedness, refer to Note 12, Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Other Contingencies

For a discussion of our legal proceedings, refer to Note 17, Commitments and Contingencies – Legal Proceedings, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The wind blades and other composite structures that we produce are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade or the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade (which could include significant transportation and installation costs) at our sole expense. At December 31, 2023 and 2022, we had accrued warranty reserves totaling $37.5 million and $22.3 million, respectively.

As of December 31, 2023, we had no material operating expenditures for environmental matters, including government imposed remedial or corrective actions, during the year ended December 31, 2023.

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

As of December 31, 2023, we have U.S. federal net operating losses (NOLs) of approximately $392.7 million, state NOLs of approximately $317.0 million, foreign NOLs of approximately $4.7 million and foreign tax credits of approximately $1.9 million available to offset future taxable income in the U.S. and Spain. Income tax expense or benefit, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions in which we operate, principally, Mexico, India and Türkiye, and our discontinued operations in China. Significant judgements and estimates are required in determining our consolidated income tax expense. The statutory federal corporate income tax rate in the U. S. is 21% and the tax rates in China, Mexico, India and Türkiye are 25%, 30%, 17% and 22%, respectively. One of our two Türkiye facilities is located in a tax-free zone and is not subject to income taxes on earnings recognized from its manufacturing activities.

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

Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, availability of materials, shipping and handling, and de-installation and re-installation costs at customers’ sites, among others. When a potential or actual warranty claim arises, we may accrue additional warranty reserves for the estimated cost of remediation or proposed settlement. In 2023, we accrued additional warranty expenses of approximately $42.7 million beyond the normal warranty expense described above related to a remediation campaign for a specific wind blade model for one of our customers. In 2022, we accrued additional warranty expenses of approximately $7.2 million beyond the normal warranty expense described above related to a remediation campaign for a specific wind blade model for one of our customers. Changes in warranty reserves could have a material effect on our consolidated financial statements. For example, as of December 31, 2023, a hypothetical change of 10% in the accrual rate of our warranty reserve would have resulted in a change to our warranty reserve of approximately $5.1 million.

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

Foreign Currency Risk. We conduct international manufacturing operations related to our continuing operations in Mexico, Türkiye and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to loss from our continuing operations of approximately $13.6 million and $5.4 million for the years ended December 31, 2023 and 2022, respectively.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 59% of the resin and resin systems, and approximately 91% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin and carbon fiber costs further limiting our exposure to price fluctuations. Prior to taking into account any contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the price of resin and resin systems, we believe that a 10% change in the price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have had an impact to loss from our continuing operations of approximately $5.7 million and $7.2 million for the years ended December 31, 2023 and 2022, respectively. Under our supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of December 31, 2023, all outstanding working capital loans, secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2023 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

As required by Rules 13a-15(f) promulgated under the Exchange Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to “Business – Information about our Executive Officers” included in Part 1, Item 1 of this Annual Report on Form 10-K and the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Phoenix, AZ, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2023.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPI Composites, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Variable consideration and direct costs to complete performance obligations for wind blade sales

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company generates the majority of its revenue from long-term contracts associated with manufacturing custom wind blades. Revenue from manufacturing wind blades is primarily recognized over time based on progress towards the completion of the performance obligation in the contract. Progress is determined by the ratio of direct costs incurred to date in fulfillment of the performance obligation to the total estimated direct costs required to complete the performance obligation. The Company recognizes variable consideration for wind blade sales that includes estimates of future contract volumes. Wind blade sales under long-term contracts from continuing operations was $1,394,316 thousand compared to total net sales of $1,455,183 thousand in fiscal 2023.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to recognize revenue from wind blade sales. This included controls related to estimates of future contract volumes and direct costs to complete the performance obligation. We read a selection of long-term customer contracts, and observed that terms, conditions, and key elements of the contracts were included in the Company’s estimate of future contract volumes. We evaluated the Company’s ability to estimate future contract volumes and direct costs to complete the performance obligations by comparing these estimates to historical results. We evaluated estimated future contract volumes by assessing (1) manufacturing plant capacity, (2) historical production volume, and (3) customer purchase commitments. We evaluated estimated direct costs to complete the performance obligations by examining the estimated amounts agreed upon with the customer and comparing them to historical costs. We compared the estimated future direct cost per blade to historical direct costs per blade and assessed the potential impact of future manufacturing efficiencies. Further, we evaluated historical direct labor cost by wind blade type and manufacturing plant, and analyzed jurisdiction-specific inflation rates based on publicly available data. We assessed current period revenue based upon the estimated consideration, the ratio of direct costs incurred to date in fulfillment of the performance obligations to the total estimated direct costs required to complete the performance obligations, and revenue recognized in previous periods for the performance obligations

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Phoenix, Arizona
February 22, 2024

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$161,059	$133,546
Restricted cash	10,838	9,854
Accounts receivable	138,029	184,809
Contract assets	112,237	215,939
Prepaid expenses	17,621	29,119
Other current assets	34,564	26,052
Inventories	9,420	10,661
Assets held for sale	17,787	—
Current assets of discontinued operations	1,520	35,182
Total current assets	503,075	645,162
Property, plant and equipment, net	128,808	136,841
Operating lease right of use assets	136,124	152,312
Goodwill	2,807	2,807
Intangible assets and deferred costs, net	2,442	3,262
Other noncurrent assets	30,824	21,792
Total assets	$804,080	$962,176

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$227,723	$280,499
Accrued warranty	37,483	22,347
Current maturities of long-term debt	70,465	59,975
Current operating lease liabilities	22,017	22,220
Contract liabilities	24,021	17,100
Liabilities held for sale	1,897	—
Current liabilities of discontinued operations	2,815	54,440
Total current liabilities	386,421	456,581
Long-term debt, net of current maturities	414,728	1,198
Noncurrent operating lease liabilities	117,133	133,363
Other noncurrent liabilities	8,102	10,670
Total liabilities	926,384	601,812
Commitments and contingencies (Note 17)
Mezzanine equity:
Series A Preferred Stock, $0.01 par value, 400 shares authorized, 0 and 350 shares issued and outstanding at December 31, 2023 and 2022, respectively; liquidation preference of $475,735 at December 31, 2022	—	309,877
Stockholders’ equity:
Common shares, $0.01 par value, 100,000 shares authorized, 46,990 shares issued and 46,471 shares outstanding at December 31, 2023 and 100,000 shares authorized, 42,369 shares issued and 42,044 shares outstanding at December 31, 2022	470	424
Paid-in capital	431,335	407,570
Accumulated other comprehensive loss	(7,627)	(15,387)
Accumulated deficit	(536,348)	(334,569)
Treasury stock, at cost, 519 shares at December 31, 2023 and 325 shares at December 31, 2022	(10,134)	(7,551)
Total stockholders’ (deficit) equity	(122,304)	50,487
Total liabilities, mezzanine equity and stockholders’ equity	$804,080	$962,176

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net sales	$1,455,183	$1,522,741	$1,472,386
Cost of sales	1,520,974	1,482,428	1,459,155
Startup and transition costs	21,757	25,668	50,832
Total cost of goods sold	1,542,731	1,508,096	1,509,987
Gross profit (loss)	(87,548)	14,645	(37,601)
General and administrative expenses	49,133	32,349	29,246
Loss on sale of assets and asset impairments	21,862	9,842	12,436
Restructuring charges, net	5,050	263	12,543
Loss from continuing operations	(163,593)	(27,809)	(91,826)
Other income (expense):
Interest expense, net	(12,112)	(5,029)	(13,644)
Foreign currency income (loss)	(5,162)	4,571	(21,970)
Miscellaneous income	1,976	2,330	1,372
Total other income (expense)	(15,298)	1,872	(34,242)
Loss from continuing operations before income taxes	(178,891)	(25,937)	(126,068)
Income tax provision	(17,562)	(29,613)	(29,826)
Net loss from continuing operations	(196,453)	(55,550)	(155,894)
Preferred stock dividends and accretion	(58,453)	(58,903)	(6,040)
Gain on extinguishment of Series A Preferred Stock	82,620	—	—
Net loss from continuing operations attributable to common stockholders	(172,286)	(114,453)	(161,934)
Net loss from discontinued operations	(5,326)	(9,755)	(3,654)
Net loss attributable to common stockholders	$(177,612)	$(124,208)	$(165,588)

Weighted-average common shares outstanding:
Basic	42,671	41,959	37,415
Diluted	42,671	41,959	37,415

Net loss from continuing operations per common share:
Basic	$(4.04)	$(2.73)	$(4.33)
Diluted	$(4.04)	$(2.73)	$(4.33)

Net loss from discontinued operations per common share:
Basic	$(0.12)	$(0.23)	$(0.10)
Diluted	$(0.12)	$(0.23)	$(0.10)

Net loss per common share:
Basic	$(4.16)	$(2.96)	$(4.43)
Diluted	$(4.16)	$(2.96)	$(4.43)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net loss from continuing operations attributable to common stockholders	$(172,286)	$(114,453)	$(161,934)
Net loss from discontinued operations	(5,326)	(9,755)	(3,654)
Net loss attributable to common stockholders	(177,612)	(124,208)	(165,588)
Other comprehensive loss:
Foreign currency translation adjustments	2,317	37,685	(18,419)
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	901	—	—
Unrealized gain (loss) on hedging derivatives, net of taxes of $0, $0 and $633 for the years ended December 31, 2023, 2022 and 2021	2,304	934	(2,597)
Reclassification of loss on hedging derivatives, net of taxes of $0 for each of the presented periods	2,238	—	—
Comprehensive loss	$(169,852)	$(85,589)	$(186,604)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUTIY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A Preferred Stock		Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	(deficit) equity
			(In thousands)
Balance at December 31, 2020	—	—	36,771	$368	$349,472	$(32,990)	$(109,716)	$(6,099)	$201,035
Net loss	—	—	—	—	—	—	(159,548)	—	(159,548)
Preferred stock dividends	—	4,114	—	—	(4,114)	—	—	—	(4,114)
Other comprehensive loss	—	—	—	—	—	(21,016)	—	—	(21,016)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(493)	(493)
Issuances under share-based compensation plan	—	—	647	6	5,239	—	—	—	5,245
Share-based compensation expense	—	—	—	—	8,414	—	—	—	8,414
Issuance of Series A Preferred Stock, net	350	244,934	—	—	—	—	—	—	—
Issuance of warrants to purchase common stock	—	—	—	—	94,355	—	—	—	94,355
Accretion of Series A Preferred Stock	—	1,926	—	—	(1,926)	—	—	—	(1,926)
Balance at December 31, 2021	350	250,974	37,418	374	451,440	(54,006)	(269,264)	(6,592)	121,952
Net loss	—	—	—	—	—	—	(65,305)	—	(65,305)
Preferred stock dividends	—	40,589	—	—	(40,589)	—	—	—	(40,589)
Other comprehensive income	—	—	—	—	—	38,619	—	—	38,619
Common stock repurchased for treasury	—	—	—	—	—	—	—	(959)	(959)
Issuances under share-based compensation plan	—	—	287	3		—	—	—	3
Share-based compensation expense	—	—	—	—	15,080	—	—	—	15,080
Issuance of common stock from the exercise of warrants	—	—	4,664	47	(47)	—	—	—	—
Accretion of Series A Preferred Stock	—	18,314	—	—	(18,314)	—	—	—	(18,314)
Balance at December 31, 2022	350	309,877	42,369	424	407,570	(15,387)	(334,569)	(7,551)	50,487
Net loss	—	—	—	—	—	—	(201,779)	—	(201,779)
Preferred stock dividends	—	41,507	—	—	(41,507)	—	—	—	(41,507)
Other comprehensive income	—	—	—	—	—	7,760	—	—	7,760
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,583)	(2,583)
Issuances under share-based compensation plan	—	—	721	7		—	—	—	7
Share-based compensation expense	—	—	—	—	9,881	—	—	—	9,881
Issuance of common stock from the exercise of warrants	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred Stock	—	16,946	—	—	(16,946)	—	—	—	(16,946)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Extinguishment of Series A Preferred Stock	(350)	(368,330)	3,900	39	90,927	—	—	—	90,966
Balance at December 31, 2023	—	—	46,990	470	431,335	(7,627)	(536,348)	(10,134)	(122,304)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(201,779)	$(65,305)	$(159,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,869	45,480	52,593
Provision for credit losses	23,323	—	—
Loss on sale of assets and asset impairments	23,332	27,372	13,110
Share-based compensation expense	9,881	15,080	8,407
Amortization of debt issuance costs and debt discount	2,151	—	1,051
Paid in kind interest	2,041	—	—
Deferred income taxes	(11,806)	11,484	2,126
Changes in assets and liabilities:
Accounts receivable	17,540	(42,030)	(34,715)
Contract assets and liabilities	98,255	(10,331)	23,983
Operating lease right of use assets and operating lease liabilities	(9,769)	(4,727)	8,771
Inventories	1,871	(639)	(1,018)
Prepaid expenses	13,003	(9,254)	9,683
Other current assets	(8,283)	(3,125)	4,699
Other noncurrent assets	980	4,873	11,612
Accounts payable and accrued expenses	(97,700)	(11,418)	45,755
Accrued warranty	15,136	(19,673)	(8,832)
Other noncurrent liabilities	1,983	(59)	(3,202)
Net cash used in operating activities	(80,972)	(62,272)	(25,525)
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,137)	(18,832)	(37,119)
Proceeds from sale of business	12,836	—	—
Net cash used in investing activities	(23,301)	(18,832)	(37,119)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	132,500	—	—
Purchase of capped calls	(18,590)	—	—
Payments of debt issuance costs	(5,962)	—	—
Proceeds from revolving and term loans	—	—	18,109
Repayments of revolving and term loans	—	(8,109)	(181,154)
Proceeds from working capital loans	46,329	43,992	10,269
Repayments of working capital loans	(47,673)	(39,015)	—
Principal repayments of finance leases	(1,300)	(5,100)	(5,750)
Net proceeds from (repayments of) other debt	19,273	(5,456)	13,438
Proceeds from exercise of stock options and common stock warrants	—	50	5,211
Repurchase of common stock including shares withheld in lieu of income taxes	(2,583)	(959)	(493)
Proceeds from the issuance of Series A Preferred Stock and warrants to purchase common stock	—	—	350,000
Equity issuance costs	—	—	(10,711)
Net cash provided by (used in) financing activities	121,994	(14,597)	198,919
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	2,023	(3,448)	(14,253)
Net change in cash, cash equivalents and restricted cash	19,744	(99,149)	(122,022)
Cash, cash equivalents and restricted cash, beginning of year	153,069	252,218	130,196
Cash, cash equivalents and restricted cash, end of year	$172,813	$153,069	$252,218

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$9,650	$5,727	$13,360
Cash paid for income taxes, net of refunds	23,115	30,818	25,268
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	8,077	27,435	13,232
Property, plant, and equipment obtained in exchange for new finance lease liabilities	796	215	1,817
Accrued capital expenditures in accounts payable	5,861	2,429	2,504
Paid in kind preferred stock dividends and accretion	58,453	58,903	6,040
Issuance of Common Stock to extinguish Series A Preferred Stock	8,346	—	—
Issuance of debt, net of debt discount, to extinguish Series A Preferred Stock	274,712	—	—
Accrued transaction costs in accounts payable to extinguish Series A Preferred Stock	1,499	—	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	December 31,
	2023	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$161,059	$133,546	$216,236	$82,463
Restricted cash	10,838	9,854	10,053	29
Cash and cash equivalents of discontinued operations	916	9,669	25,929	47,394
Restricted cash of discontinued operations	—	—	—	310
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$172,813	$153,069	$252,218	$130,196

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Operations and Summary of Significant Accounting Policies

(a) Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company or we). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company is incorporated in Delaware, headquartered in Scottsdale, Arizona and has a global footprint that includes domestic facilities in Newton, Iowa; Des Moines, Iowa; Warren, Rhode Island and Santa Teresa, New Mexico and international facilities in Juárez, Mexico; Matamoros, Mexico; Izmir, Türkiye; Chennai, India; Kolding, Denmark; Berlin, Germany and Madrid, Spain.

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down has had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services. The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 2 – Discontinued Operations.

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

To determine the proper revenue recognition method for each supply agreement, we evaluate whether the original contract should be accounted for as one or more performance obligations. This evaluation requires judgment and the decisions reached could change the amount of revenue and gross profit recorded in a given period. As most of our contracts contain multiple performance obligations, we allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Our manufacturing services are customer specific and involve production of items that cannot be sold to other customers due to the customers’ protected IP; therefore, we allocate the total transaction price under our contracts with multiple performance obligations using the contractually stated prices, as these prices represent the relative standalone selling price based on an expected cost-plus margin model.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The unallocated research and development expenses incurred at our Warren, Rhode Island location as well as at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2023, 2022 and 2021, total research and development expenses totaled $1.4 million, $1.1 million and $1.0 million, respectively.

(f) Loss on Sale of Assets and Asset Impairments

For the years ended December 31, 2023, 2022 and 2021, the losses on the sale of certain receivables, on a non-recourse basis under supply chain financing arrangements with our customers, to financial institutions, as well as the losses on the sale of other assets at our corporate and manufacturing facilities and asset impairment charges totaled $21.9 million, $9.8 million and $12.4 million, respectively.

(g) Restructuring Charges, Net

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

For the years ended December 31, 2023, 2022 and 2021, restructuring charges, net totaled $5.1 million, $0.3 million and $12.5 million, respectively. These charges primarily related to severance benefits to terminated associates as a result of the reorganization of our operations in Türkiye, temporary shutdown of our Newton, Iowa manufacturing facility and the stop of production in one of our Juarez, Mexico facilities.

(h) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

As of December 31, 2023 and 2022, our discontinued operations collectively had unrestricted cash totaling $0.9 million and $9.7 million, respectively. The Chinese government imposes certain restrictions on transferring cash out of China. The local governments in other countries in which we operate impose no such restrictions on transferring cash out of the respective country.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, we had $10.8 million and $9.9 million, respectively of cash held as collateral for various instruments, primarily for letters of guarantee related to our India, corporate, and Mexico locations. These amounts are reported as restricted cash in our consolidated balance sheets.

(i) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period payment is received. We record delinquent finance charges on outstanding accounts receivables only if they are collected. We wrote off $10.5 million of receivables during 2023 primarily due to a write off of $8.1 million in accounts receivables due to Proterra's bankruptcy filing. We wrote off no receivables during 2022, or 2021. We do not have any off-balance-sheet credit exposure related to our customers. See Note 5, Accounts Receivable.

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

As of December 31, 2023, we met the criteria to classify $17.8 million of assets and $1.9 million of liabilities as held for sale associated with our automotive business. The assets held for sale relate to $14.2 million of property, plant and equipment, net, $2.4 million of accounts receivables, and $1.2 million of other current assets. The liabilities held for sale relate to $1.9 million of other current liabilities. These amounts have been reclassified to assets held for sale and liabilities held for sale, respectively, in the accompanying consolidated balance sheets.

We are in the process of exploring strategic alternatives to ensure our automotive business is sufficiently funded to execute on its growth strategies as we intend to prioritize capital for growth in the wind blade business in the near term. We expect to complete this process no later than June 30, 2024, which could result in a material impairment of the business's assets. Accordingly, the Company determined a triggering event had occurred and performed an analysis to evaluate if any impairment exists in the assets held for sale associated with our automotive business. The Company concluded that there were no indicators of impairment and that the carrying values of the long-lived assets equates to their fair values as of December 31, 2023.

(n) Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. As of December 31, 2023, and 2022 we met the criteria to classify the disposal of our business operations in China as discontinued operations. See Note 2, Discontinued Operations.

(o) Goodwill, Intangible Assets and Deferred Costs, Net

Goodwill, which is entirely in the U.S. segment, is evaluated for impairment annually on October 31 and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, we compare the fair value of the related reporting unit (calculated using the discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. We performed our annual goodwill impairment test during 2023 and determined that it is more-likely-than-not that its fair value exceeds its carrying amount.

Our patents, licenses, trademarks and development tools were acquired in business acquisitions and provide contractual or legal rights, or other future benefits that could be separately identified. Our valuation of identified

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(p) Mezzanine Equity

We issued Series A Preferred Stock that we determined is a financial instrument with both equity and debt characteristics and is classified as mezzanine equity in our consolidated financial statements. The instrument was initially recognized at fair value net of issuance costs. We reassess whether the instrument is currently redeemable or probable to become redeemable in the future as of each reporting date, in which, if the instrument meets either criterion, we will accrete the carrying value to the estimated maximum redemption value based on the effective interest method over the remaining period to the expected redemption date. To assess classification, we review all features of the instrument, including all mandatory and optional redemption features that may be substantive. All financial instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. We evaluated our Series A Preferred Stock and determined that its nature is that of a debt host and embedded derivatives exist that require bifurcation on our balance sheet. Mezzanine equity is presented net of related issuance costs and discounts resulting from bifurcated instruments and embedded features issued in conjunction with the host. On December 14, 2023, we entered into a new Credit Agreement and Guaranty (the "Credit Agreement") with Oaktree Fund Administration, LLC, as administrative agent and an affiliate of the holders of our Series A Preferred Stock, which, among other things, included a new senior secured term loan (the "Term Loan") in exchange, together with the issuance of an aggregate of 3,899,903 shares of Common Stock, on a cashless basis, for all Series A Preferred stock and $86.0 million of accrued and unpaid dividends. See Note 12, Debt, and Note 15, Mezzanine Equity.

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

(s) Foreign Currency Translation and Income and Losses

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations of our foreign subsidiaries are translated at the average exchange rates during the respective periods. Translation adjustments are reported in accumulated other comprehensive loss in our consolidated balance sheets. Currency translation adjustments for the years ended December 31, 2023, 2022 and 2021 amounted to other comprehensive income (losses) of $(2.3) million, $(37.7) million and $18.4 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our reporting currency is the U.S. dollar. However, we have non-U.S. operating subsidiaries in our U.S., Mexico, EMEA, and India segments, and our China discontinued operations.

•
The U.S. parent companies of our Mexico operations and China discontinued operations, which are wholly-owned subsidiaries of TPI Composites, Inc., maintain their books and records in their functional currency, the U.S. dollar.
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
•
Our Madrid, Spain operation, which is an indirect, wholly-owned subsidiary of TPI Composites, Inc., maintains its books and records in their functional currency, the Euro.

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

For performance stock units that are subject to market conditions, we utilize a Monte Carlo simulation model to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. For grants with market conditions made during the year ended December 31, 2023, we utilized an expected volatility assumption of 77.64%, a 0% dividend yield and a risk-free interest rate of 4.0%. The volatility was based on the most recent comparable period for our peer group and us. The risk-free interest rate is equal to the yield, as of the measurement date, of the U.S. Treasury bill that is commensurate with the remaining performance measurement period. We currently do not pay a dividend.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(v) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more-likely-than-not that a deferred tax asset will not be realized. See Note 18, Income Taxes.

(w) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, realizability of intangible assets, deferred costs and deferred tax assets, standalone selling prices and future contract volumes and the direct costs to complete the performance obligation for revenue

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

recognition, fair value of stock options, performance-based restricted stock units and warrants, features related to our Series A Preferred Stock, our new Term Loan, warranty reserves and other contingencies.

(x) Fair Value of Financial Instruments

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

The carrying amounts of our cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of our short-term unsecured loans approximates fair value due to their short-term nature and the loans carry a current market rate of interest, a Level 2 input. The Term Loan issued on December 14, 2023 was recorded at fair value resulting in an original issuance discount on the Term Loan (see Note 12, Debt). The fair value of the Term Loan was estimated using the discounted cash flow method under the income approach, where the contractual cash flows were discounted to present value using a synthetic credit risk adjusted discount rate based on market rates for similar publicly traded debt, all of which represent Level 2 inputs. The carrying value of the Term Loan approximates fair value as of December 31, 2023, due to the short period between issuance date and year end. The carrying value of our other long-term debt approximates fair value based upon market interest rates available to us for debt of similar risk and maturities, which is a Level 2 input. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, including the Event of Default Derivative associated with our Term Loan, and accordingly, we classify the valuation techniques as Level 2. See Note 12, Debt.

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

ASC Topic 260, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, provides guidance on the accounting for extinguishments (redemptions) of equity-classified preferred stock. It requires the gain or loss on extinguishment of equity-classified preferred stock to be included in the net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share. Accordingly, any excess fair value of the consideration transferred over the carrying amount of the preferred stock is charged against retained earnings, or additional paid-in capital if there are insufficient retained earnings. We applied this guidance to the accounting treatment of the Series A Preferred Stock Exchange described in Note 12, Debt.

(z) Debt Discounts

Debt discounts on our long-term debt are recorded as a direct deduction from the carrying amount of such debt on the consolidated balance sheets. All debt discounts are amortized using the effective interest method over the term of the debt. Debt discount amortization expense is recorded as part of interest expense in the consolidated statements of operations.

(aa) Recently Issued Accounting Pronouncements

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), which requires the disclosure of the key terms of outstanding supplier finance programs and a roll forward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. We adopted this standard on January 1, 2023, except for the roll forward requirement, which becomes effective January 1, 2024. The new standard did not have a material impact on our consolidated financial statements.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the current year that are of significance, or potential significance, to us.

Note 2. Discontinued Operations

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down has had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. During the year ended December 31, 2023, we completed the sale of our Taicang, China operations and received net proceeds of $12.8 million, resulting in a net gain on the sale of $0.4 million.

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$916	$9,669
Accounts receivable	198	2,716
Prepaid expenses	388	1,877
Inventories	17	1,501
Property, plant and equipment, net	—	17,678
Other classes of assets that are not major	1	1,741
Total assets of discontinued operations	$1,520	$35,182

Accounts payable and accrued expenses	$1,632	$26,942
Accrued restructuring	1,183	17,764
Operating lease liabilities	—	9,524
Other classes of liabilities that are not major	—	210
Total liabilities of discontinued operations	$2,815	$54,440

The following table presents the components of net loss from discontinued operations:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net sales	$2,948	$235,588	$260,197
Cost of sales	8,906	200,701	254,176
Startup and transition costs	—	7,994	—
Total cost of goods sold	8,906	208,695	254,176
Gross profit	(5,958)	26,893	6,021
Loss on sale of assets and asset impairments	1,470	17,530	674
Restructuring charges, net	(756)	20,175	11,219
Loss from discontinued operations	(6,672)	(10,812)	(5,872)
Other income (expense):
Interest income, net	49	147	22
Foreign currency income (loss)	(519)	5,627	(1,701)
Miscellaneous income	1,612	1,477	831
Total other income (expense)	1,142	7,251	(848)
Loss before income taxes	(5,530)	(3,561)	(6,720)
Income tax benefit (provision)	204	(6,194)	3,066
Net loss from discontinued operations	$(5,326)	$(9,755)	$(3,654)

The following table presents summarized cash flows from discontinued operations:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities from discontinued operations	$(8,579)	$(12,676)	$(19,469)
Net cash used in investing activities from discontinued operations	(185)	(2,101)	(2,583)
Additional non-cash items related to operating activities from discontinued operations:
Depreciation and amortization	—	6,708	14,987
Share-based compensation expense	(34)	621	593

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Severance	Other	Total
	(in thousands)
Balance at December 31, 2020	$3,200	$—	$3,200
Restructuring charges, net	10,485	734	11,219
Payments	(5,540)	(734)	(6,274)
Balance at December 31, 2021	8,145	—	8,145
Restructuring charges, net	17,548	2,627	20,175
Payments	(9,936)	(620)	(10,556)
Balance at December 31, 2022	15,757	2,007	17,764
Restructuring charges, net	(1,981)	1,225	(756)
Payments	(13,459)	(2,366)	(15,825)
Balance at December 31, 2023	$317	$866	$1,183

Note 3. Net Sales

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Year Ended December 31, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$587,628	$565,627	$241,061	$1,394,316
Automotive sales	22,775	—	—	—	22,775
Field service, inspection and repair services sales	28,325	1,911	7,856	—	38,092
Total net sales	$51,100	$589,539	$573,483	$241,061	$1,455,183

	Year Ended December 31, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$1,000	$642,377	$562,485	$217,962	$1,423,824
Automotive sales	44,002	—	—	—	44,002
Field service, inspection and repair services sales	44,168	4,238	6,507	2	54,915
Total net sales	$89,170	$646,615	$568,992	$217,964	$1,522,741

	Year Ended December 31, 2021
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$130,502	$594,763	$476,888	$200,196	$1,402,349
Automotive sales	37,312	—	—	—	37,312
Field service, inspection and repair services sales	24,525	2,835	5,332	33	32,725
Total net sales	$192,339	$597,598	$482,220	$200,229	$1,472,386

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

Contract assets and contract liabilities as of December 31 consisted of the following:

	2023	2022	$ Change
	(in thousands)
Gross contract assets	$121,483	$231,487	$(110,004)
Less: reclassification from contract liabilities	(9,246)	(15,548)	6,302
Contract assets	$112,237	$215,939	$(103,702)

	2023	2022	$ Change
	(in thousands)
Gross contract liabilities	$33,267	$32,648	$619
Less: reclassification to contract assets	(9,246)	(15,548)	6,302
Contract liabilities	$24,021	$17,100	$6,921

Contract assets decreased by $103.7 million from December 31, 2022 to December 31, 2023 primarily due to a reduction in our unbilled production during the year ended December 31, 2023, a decrease in customer specific blade material purchases driven by working capital improvement initiatives and a $12.8 million impairment of contract assets associated with our bus body supply agreement with Proterra, Inc. (Proterra), one of our customers in our automotive business line that filed for bankruptcy. Contract liabilities, net of the amounts reclassed to contract assets, increased by $6.9 million from December 31, 2022 to December 31, 2023 due to the amounts billed to customers exceeding the revenue earned exceeding the amounts billed to customers related to wind blades produced during the year ended December 31, 2023.

For the years ended December 31, 2023, 2022 and 2021, we recognized revenue of $17.1 million, $1.3 million and $0.6 million, respectively, related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. As discussed in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (d) Revenue Recognition, the transaction price includes estimated variable

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.4 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
2024	$1,098,908	77.1%
2025	326,893	22.9
Total remaining performance obligations	$1,425,801	100.0%

For the year ended December 31, 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $30.7 million. The current year decrease primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria: (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract. We factor these costs into our estimated cost analysis for the overall contract. Costs capitalized are amortized over the number of units produced during the contract term. As of December 31, 2023, the cost and accumulated amortization of such assets totaled $9.0 million and $7.3 million, respectively. As of December 31, 2022, the cost and accumulated amortization of such assets totaled $8.5 million and $6.0 million, respectively. These amounts are included in intangible assets and deferred costs, net in the consolidated balance sheet. See Note 8, Intangible Assets and Deferred Costs, Net.

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

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2023 and 2022. U.S. money market accounts are not guaranteed by the FDIC. As of

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023 and 2022, we had $116.0 million and $124.4 million, of cash in bank deposit and money market accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts. As of December 31, 2023 and 2022, we had $10.8 million and $9.9 million, respectively of cash held as collateral for various instruments, primarily for letters of guarantee related to our India, corporate, and Mexico locations. These amounts are reported as restricted cash in our consolidated balance sheets.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. As of December 31, 2023, this included $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. As of December 31, 2022, this included $2.4 million in Türkiye, $4.7 million in India, $1.4 million in Mexico and $0.7 million in other countries. We have not experienced losses in these accounts. In addition, at December 31, 2023 and 2022, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.9 million and $9.7 million, respectively.

Note 5. Accounts Receivable

Accounts receivable as of December 31 consisted of the following:

	2023	2022
	(in thousands)
Trade accounts receivable	$129,312	$181,322
Other accounts receivable	8,717	3,487
Total accounts receivable	$138,029	$184,809

Note 6. Other Current Assets

Other current assets as of December 31 consisted of the following:

	2023	2022
	(in thousands)
Refundable value-added tax	$33,691	$25,331
Deposits	597	586
Other current assets	276	135
Total current assets	$34,564	$26,052

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31 consisted of the following:

	2023	2022
	(in thousands)
Machinery and equipment	$190,866	$199,406
Leasehold improvements	60,635	63,423
Office equipment and software	41,801	41,114
Furniture	22,163	22,249
Vehicles	1,925	872
Construction in progress	24,676	5,575
Idle assets	2,116	—
Total property, plant and equipment, gross	344,182	332,639
Accumulated depreciation	(215,374)	(195,798)
Total property, plant and equipment, net	$128,808	$136,841

Total depreciation for the years ended December 31, 2023, 2022 and 2021 was $37.0 million, $37.5 million and $34.5 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8. Intangible Assets and Deferred Costs, Net

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2023, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$8,968	$(7,267)	$1,701
Patents	10 years	110	(50)	60
Acquired development tools	10 years	966	(435)	531
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$10,194	$(7,752)	$2,442

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2022, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$8,480	$(6,045)	$2,435
Patents	10 years	107	(37)	70
Acquired development tools	10 years	934	(327)	607
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$9,671	$(6,409)	$3,262

(1)
See Note 3, Net Sales, for a further discussion of these pre-production investments.

During the years ended December 31, 2023, 2022 and 2021, we recorded amortization expense for the intangible assets and deferred costs of $1.9 million, $1.3 million and $3.1 million, respectively.

Note 9. Other Noncurrent Assets

Other noncurrent assets as of December 31 consisted of the following:

	2023	2022
	(in thousands)
Deferred tax assets	$18,357	$9,555
Deposits	10,488	9,362
Other	1,979	2,875
Total other noncurrent assets	$30,824	$21,792

Note 10. Accrued Warranty

Warranty accrual as of December 31 consisted of the following:

	2023	2022	2021
	(in thousands)
Warranty accrual at beginning of year	$22,347	$42,020	$50,852
Accrual during the year	12,131	13,598	20,650
Cost of warranty services provided during the year	(48,402)	(36,227)	(23,174)
Changes in estimate for pre-existing warranties, including expirations during the period, and foreign exchange impact	51,407	2,956	(6,308)
Warranty accrual at end of year	$37,483	$22,347	$42,020

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11. Share-Based Compensation

The share-based compensation expense for the years ended December 31 was as follows:

	2023	2022	2021
	(in thousands)
Cost of goods sold	$2,671	$2,701	$1,943
General and administrative expenses	7,245	11,758	5,871
Total share-based compensation expense	$9,916	$14,459	$7,814

The share-based compensation expense recognized by award type for the years ended December 31 was as follows:

	2023	2022	2021
	(in thousands)
RSUs	$9,605	$11,030	$5,221
Stock options	996	889	1,118
PSUs	(685)	2,540	1,475
Total share-based compensation expense	$9,916	$14,459	$7,814

The summary of activity for our incentive plans, including discontinued operations, is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price ($)	Options Exercisable	Units	Weighted- Average Grant Date Fair Value ($)	Units	Weighted- Average Grant Date Fair Value ($)
Balance as of December 31, 2020	6,162,713	1,499,586	$16.94	959,233	668,454	$23.60	650,523	$16.42
Granted	(312,173)	5,000	24.76		168,993	49.21	138,180	43.97
Exercised/vested	—	(371,971)	14.01		(135,621)	22.39	(139,924)	15.19
Forfeited/cancelled	469,827	(134,489)	26.12		(65,220)	31.86	(270,118)	23.99
Balance as of December 31, 2021	6,320,367	998,126	16.84	779,149	636,606	29.81	378,661	21.53
Granted	(1,328,995)	254,465	17.05		876,492	16.40	198,038	12.13
Exercised/vested	—	—	—		(137,695)	31.28	(149,733)	7.43
Forfeited/cancelled	280,816	(71,620)	25.54		(82,324)	23.76	(127,500)	18.47
Balance as of December 31, 2022	5,272,188	1,180,971	16.36	804,473	1,293,079	20.95	299,466	23.67
Granted	(1,332,975)	75,487	6.78		1,044,440	9.58	213,048	14.71
Exercised/vested	—	—	—		(675,752)	19.65	(44,803)	13.49
Forfeited/cancelled	348,315	(43,955)	25.81		(145,390)	18.02	(158,970)	34.23
Balance as of December 31, 2023	4,287,528	1,212,503	$15.42	885,855	1,516,377	$13.98	308,741	$13.53

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The balance of PSUs outstanding as of December 31, 2023, includes 89,813 units with market conditions related to achieving certain stock price hurdles during the relevant performance periods 106,558 units with market conditions that vest upon achievement of certain cumulative total shareholder return targets during the relevant performance periods, and 112,370 units with other non-market performance conditions related to the achievement of annual financial performance targets during the relevant performance periods. Additionally, the balance of RSUs outstanding as of December 31, 2023, includes 330,556 units of time-based awards with a guaranteed award value that vest over a two-year period with 50% on the first and second anniversary of the grant date, respectively, and additional shares may be issued on the second anniversary of the grant date to maintain the guaranteed award value. The fair value of RSUs and PSUs, based on the share price on the date of vesting, which vested during the years ended December 31, 2023, 2022 and 2021 was $9.8 million, $3.3 million and $9.0 million, respectively. In addition, during 2023, 2022 and 2021, we repurchased 193,938 shares, 86,976 shares and 31,310 shares for $2.6 million, $1.0 million and $0.5 million, respectively, related to tax withholding requirements on vested RSU and PSU awards.

The following table summarizes the outstanding and exercisable stock option awards, including discontinued operations, as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price ($)	Shares	Weighted- Average Exercise Price ($)
$10.87	554,921	2.3	$10.23	495,460	$10.87
$11.00 to $17.06	119,487	5.7	15.06	74,575	15.70
$18.00 to $18.70	205,671	5.6	18.02	5,671	18.70
$18.77 to $29.56	332,424	6.0	22.61	310,149	22.23
$10.87 to $29.56	1,212,503	4.2	$15.42	885,855	$15.31

The following table contains additional information pertaining to stock options, including discontinued operations, for the years ended December 31:

	2023	2022	2021
	(in thousands)
Total intrinsic value of stock options outstanding	$—	$—	$2,032
Total intrinsic value of stock options exercisable	—	—	2,032
Cash received from the exercise of stock options	—	—	5,211
Fair value of stock options vested	5,332	4,761	4,641

As of December 31, 2023, the unamortized cost of the outstanding RSUs and PSUs was $7.1 million and $1.8 million, respectively, which we expect to recognize in the consolidated financial statements over weighted-average periods of approximately 1.5 years and 1.9 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $1.0 million, which we expect to recognize in the consolidated financial statements over a weighted-average period of approximately 1.6 years.

The fair value of the stock options granted during the years ended December 31 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2023	2022	2021
Weighted-average fair value	$4.41	$8.05	$13.27
Expected volatility	69.3%	66.4%	55.9%
Expected life	6.3 years	5.0 years	6.3 years
Risk-free interest rate	4.1%	3.5%	1.4%
Dividend yield	0.0%	0.0%	0.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Debt

Long-term debt, net of current maturities, as of December 31 consisted of the following:

	2023	2022
	(in thousands)
11% Senior secured term loan—U.S. (1)	$395,041	$—
5.25% Convertible senior unsecured notes—U.S.	132,500	—
Unsecured financing—EMEA	62,891	43,556
Secured and unsecured working capital—India	13,902	15,246
Equipment finance leases—Mexico	1,098	1,909
Equipment finance leases—EMEA	623	443
Other equipment finance leases	85	19
Total debt—principal	606,140	61,173
Less: Debt issuance costs	(4,023)	—
Less: Debt discount (2)	(116,924)	—
Total debt, net of debt issuance costs and debt discount	485,193	61,173
Less: Current maturities of long-term debt	(70,465)	(59,975)
Long-term debt, net of current maturities	$414,728	$1,198

(1)
Includes principal balance of $393.0 million and $2.0 million of paid in kind interest.
(2)
Unamortized debt discount of $116.9 million is related to our senior secured term loan.

The following table summarizes borrowings under these facilities as of December 31:

		2023		2022
Credit facilities	Interest Rates	Total Borrowing Capacity	Outstanding Balance	Total Borrowing Capacity	Outstanding Balance
		(in thousands)
Unsecured financing—EMEA	8.29-10.38%	$111,271	$62,891	$108,558	$43,556
Secured and unsecured working capital—India	6.51-8.47%	29,037	13,902	15,261	15,246
Total credit facilities		$140,308	$76,793	$123,819	$58,802

Term debt and equipment financing	Interest Rates	Total Facility	Outstanding Balance	Total Facility	Outstanding Balance
11% Senior secured term loan—U.S.	11.00%	$395,041	$395,041	$—	$—
5.25% Convertible senior unsecured notes—U.S.	5.25%	132,500	132,500	—	—
Equipment finance leases—Mexico	4.00-5.36%	1,098	1,098	12,205	1,909
Equipment finance leases—EMEA	5.50-6.00%	10,000	623	10,000	443
Other equipment finance leases	9.38%	85	85	65	19
Total term debt and equipment financing		538,724	529,347	22,270	2,371
Total debt—principal		$679,032	$606,140	$146,089	$61,173

U.S.:

11% Senior secured term loan

On December 14, 2023, the Company entered into the Credit Agreement with Oaktree Power Opportunities Fund V Holdings L.P., Opps TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund, L.P., which are funds

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

managed by Oaktree Capital Management, L.P. (collectively, the "Purchasers"). The Credit Agreement exchanged $350.0 million of the Company’s Series A Preferred Stock, along with $86.0 million of accrued paid-in-kind dividends, for the $393.0 million Term Loan and the issuance of 3,899,903 shares of Common Stock (the "Exchange").

Borrowings under the Term Loan will bear interest at a rate per annum of 11.0%, provided that the interest rate shall be automatically increased to 15.0% per annum from and after the funding of any additional term loans. The Company has the ability to pay in kind all interest payments through December 31, 2025, subject to certain exceptions set forth in the Credit Agreement. In addition, the Company can pay in kind 50% of the interest payments from January 1, 2026, through the maturity date of the Term Loan on March 31, 2027, subject to certain exceptions set forth in the Credit Agreement. If the Company elects to pay in cash any interest payments that could have been paid in kind, such interest payments can be reduced by 2.0%, resulting in a stated interest rate of 9.0% for such portion of interest. Interest payments will be paid quarterly on January 15, April 15, July 15, and October 15 of each year.

In addition, up to $50.0 million aggregate principal amount of commitments for additional term loans to be extended at any time up to approximately one year from the execution date, subject to the terms and conditions set forth in the Credit Agreement.

Obligations under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) are guaranteed by all of the Company's U.S. wholly owned subsidiaries, and certain foreign subsidiaries (together with the Company, the "Loan parties"), and are secured by first priority security interests in substantially all assets of the Loan parties, including intellectual property. The affirmative and negative covenants are customary for credit agreements of this nature. The Credit Agreement limits the amount of indebtedness, a cash on hand balance requirement of $40.0 million through September 30, 2024 and $50.0 million thereafter in the U.S., an individual limit of $10.0 million for any single capital expenditure project, an annual total capital expenditure limit of $30.0 million, and a limit of $37.5 million on acquisitions and $25.0 million on investments. We are in compliance with all requirements as of December 31, 2023.

The Credit Agreement contains certain events of default, the occurrence and continuation of which would entitle the purchasers of the Term Loan to cause the Company’s indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Term Loan, including cash. Under the Credit Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Credit Agreement as and when due (subject in certain cases to specified grace periods), the Company or its subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches), a Change of Control (as defined in the Credit Agreement) occurs, the Company, its subsidiaries or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, the Company and/or its subsidiaries are unable to pay their debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. We had determined the event of default redemption features were embedded derivatives that required bifurcation and recognition as a derivative liability (“Event of Default Derivative”). The Event of Default Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of both the issuance date and December 31, 2023, the Event of Default Derivative was valued at zero. For the year ended December 31, 2023, there were no mark-to-market adjustments recorded through earnings.

We accounted for the issuance of the Notes as a single liability measured at its fair value, as the only embedded feature requiring bifurcation and recognition as a derivative (the Event of Default Derivative) had no value at issuance. The Term Loan is required to be recorded at fair value as a result of the Exchange. As of the date of the Exchange, the fair value of the Term Loan was $274.7 million and is included in long-term debt, net of current maturities on the consolidated balance sheet as of December 31, 2023, representing a $118.3 million discount on the Term Loan.

The consideration transferred associated with the Exchange is made up of (i) the fair value of the Term Loan, (ii) fair value of Common Stock issued and (iii) of costs incurred to execute the Exchange (the “Exchange Consideration Transferred”). At the time of the Exchange, the carrying value of the Series A Preferred Stock, net of issuance costs, was $368.3 million ("Extinguishment Carrying Value"). We incurred direct costs of $2.7 million ("Transaction Costs") in relation to the extinguishment which, in accordance with ASC 260, Earnings Per Share,

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

("Earnings Per Share") were included in the measurement of consideration transferred. The difference between the Exchange Consideration Transferred and the Extinguishment Carrying Value resulted in a gain on extinguishment of $82.6 million as included in paid-in capital on the consolidated balance sheet as of December 31, 2023.

The components of the gain on extinguishment of Series A Preferred Stock for the year ended December 31, 2023 were as follows (in $ thousands):

Series A Preferred Stock par value	$350,000
Series A Preferred Stock paid in kind dividends	86,210
Series A Preferred Stock accreted redemption premium	1,482
Series A Preferred Stock unamortized warrant discount and issuance costs	(69,362)
Extinguishment Carrying Value	368,330

11% Senior secured term loan—U.S.	393,000
Debt discount	(118,288)
Fair value of Common Stock	8,346
Transaction costs	2,652
Fair value of Exchange Consideration Transferred	285,710

Gain on extinguishment of Series A Preferred Stock	$82,620

Convertible Senior Notes:

Convertible Notes and Indenture

In March 2023, we issued and sold an aggregate of $132.5 million principal amount of convertible senior unsecured notes due 2028 (the Notes) in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act). The Notes consisted of a $115.0 million initial placement and an option to purchase an additional $17.5 million aggregate principal amount of the Notes, which was fully exercised. The net proceeds from the issuance of the Notes was $109.1 million, net of $4.8 million in debt issuance costs and $18.6 million in cash used to purchase the capped call transactions discussed below. The debt issuance costs are amortized to interest expense over the term of the Notes.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

immediately preceding calendar quarter, is greater than or equal to 130% of the applicable conversion price of the Notes on each such trading day;
•
during the five-business day period immediately after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Common Stock and the applicable conversion rate of the Notes on such trading day;
•
if we call such Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date;
•
or upon on the occurrence of specified corporate events.

On or after September 15, 2027, the Notes or any portion of the Notes are convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

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

In connection with the issuance and sale of the Notes, the Series A Preferred Stockholders agreed to waive compliance with all covenants under the Certificate of Designations which set forth the terms of the Series A Preferred Stock with respect to the Company’s sale and issuance of the Notes and the Company’s planned capital expenditures and incurrence of additional indebtedness of up to $17.0 million to acquire wind turbines that will provide renewable energy for our manufacturing facilities in Türkiye.

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

The cost of the Capped Call Transactions was $18.6 million and was recorded as a reduction to our additional paid-in-capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2023, the Capped Call Transactions were out-of-the-money.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In April 2023, we entered into a credit agreement with a Turkish financial institution to provide up to 10.0 million Euro (approximately $11.0 million as of December 31, 2023) of unsecured financing, letters of credit and other non-cash items. As of December 31, 2023, we borrowed 10.6 million Euro against this credit facility. Interest on each borrowing accrues at a fixed rate in effect at the time of each borrowing and is payable monthly until the borrowing is repaid. As of December 31, 2023, there was 9.9 million Euro (approximately $11.0 million) outstanding under this credit agreement, and a weighted average interest rate on outstanding borrowings of 9.0%.

As of December 31, 2023 and 2022, available capacity under the EMEA unsecured financing agreements was reduced by $5.3 million and $3.4 million, respectively, for outstanding letters of credit.

Due to the short-term nature of the unsecured financings in the EMEA segment, we estimate that fair-value approximates the face value of the notes.

Mexico:

In September 2021, we entered into a sale-lease agreement with a leasing company for the initial lease of up to $7.5 million of machinery and equipment at our Matamoros, Mexico facility. The lease includes an implied effective interest rate of 4.1% annually and requires monthly payments during the 48-month term. The amount outstanding under this agreement as of December 31, 2023 was $0.8 million.

India:

In June 2023, we entered into a working capital facility with an Indian financial institution to provide up to 1.25 billion Indian rupee (approximately $15.0 million as of December 31, 2023) of unsecured financing. During the year ended December 31, 2023, we borrowed and repaid 1.15 billion Indian rupee (approximately $14.2 million) against this credit facility, and subsequently borrowed 1.03 billion Indian rupee (approximately $12.4 million). Interest on the unsecured borrowing accrues at a fixed rate in effect at the time of each borrowing and is payable monthly until the borrowing is repaid. As of December 31, 2023, there was 1.03 billion Indian rupee (approximately $12.4 million) outstanding under this credit facility, and a weighted average interest rate on outstanding borrowings of 7.24%.

The future aggregate annual principal maturities of debt as of December 31, 2023 are as follows:

Year Ending December 31,	(in thousands)
2024	$70,465
2025	8,127
2026	7
2027	395,041
2028	132,500
Total debt—principal	$606,140

The average interest rate on our short-term borrowings as of December 31, 2023 and 2022 was approximately 9.07% and 8.96%, respectively.

Note 13. Leases

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and ten years, some of which may include options to extend the leases up to ten years.

The components of lease cost for the years ended December 31 were as follows:

	2023	2022
	(in thousands)
Total operating lease cost	$39,624	$39,680

Finance lease cost
Amortization of assets under finance leases	$4,037	$4,165
Interest on finance leases	139	300
Total finance lease cost	$4,176	$4,465

Total lease liabilities as of December 31 were as follows:

	2023	2022
	(in thousands)
Operating Leases
Operating lease right of use assets	$136,124	$152,312

Current operating lease liabilities	$22,017	$22,220
Noncurrent operating lease liabilities	117,133	133,363
Total operating lease liabilities	$139,150	$155,583

Finance Leases
Property, plant and equipment, gross	$37,044	$35,948
Less: accumulated depreciation	(29,316)	(24,272)
Total property, plant and equipment, net	$7,728	$11,676

Current maturities of long-term debt	$1,035	$1,174
Long-term debt, net of debt issuance costs and current maturities	771	1,197
Total finance lease liabilities	$1,806	$2,371

Future minimum lease payments under noncancelable leases as of December 31, 2023 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2024	$33,078	$1,222
2025	32,702	800
2026	31,149	35
2027	26,427	19
2028	19,399	—
Thereafter	34,942	—
Total future minimum lease payments	177,697	2,076
Less: interest	(38,547)	(270)
Total lease liabilities	$139,150	$1,806

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases for the years ended December 31 was as follows:

	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,155	$38,542
Operating cash flows from finance leases	139	300
Financing cash flows from finance leases	1,300	5,100

Right of use assets obtained in exchange for new lease obligations:
Operating leases	8,077	25,131
Finance leases	796	215

Other information related to leases as of December 31 was as follows:

	2023	2022
Weighted-Average Remaining Lease Term (In Years):
Operating leases	5.8	6.4
Finance leases	1.7	2.1

Weighted-Average Discount Rate:
Operating leases	8.4%	8.3%
Finance leases	17.3%	6.4%

Note 14. Financial Instruments

Foreign Exchange Forward Contracts

We use foreign exchange forward contracts to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such forward contracts for speculative or trading purposes.

Mexican Peso

In May 2023, we purchased a series of call option contracts to mitigate cash flow variability associated with forecasted expenses in the Mexican Peso against changes in the U.S. Dollar to Mexican Peso exchange rate. A premium obligation of $3.2 million was incurred at hedge initiation, with payment deferred until December 2023. The premium was amortized against our earnings on a straight-line basis over a period of seven months, the period including the expiry dates of the purchased call option contracts, through cost of sales within our consolidated statements of operations. These foreign exchange call option contracts qualified for accounting as cash flow hedges in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, and we designated them as such.

With regards to our foreign exchange call option contracts, for the years ended December 31, 2023, 2022 and 2021, $3.2 million, $1.5 million and $2.9 million of premium amortization was recorded through cost of sales within our consolidated statements of operations, respectively.

All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. For a detailed discussion of the fair value hierarchy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – Fair Value of Financial Instruments.

As of December 31, 2023 and 2022, we had no outstanding foreign exchange call option contracts.

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Comprehensive Income	Consolidated Statement of
(Loss) Component	Operations Line Item	2023	2022	2021
		(in thousands)
Foreign exchange forward contracts	Cost of sales	$(2,304)	$(2,078)	$(3,037)

Note 15. Mezzanine Equity

On November 22, 2021 (“Series A Preferred Stock Closing Date”), we issued 350,000 shares of our preferred stock, at a price of $1,000 per share, for aggregate gross proceeds of $350.0 million. We designated this preferred stock as Series A Preferred Stock (our "Series A Preferred Stock"). In connection with the transaction, we also issued warrants to purchase an aggregate of 4,666,667 share of our Common Stock (the “Warrants”) at an exercise price of $0.01 per share.

Our Series A Preferred Stock was classified as mezzanine equity in our consolidated financial statements as redemption has been deemed probable. We had determined there were embedded features that required recognition as a compound derivative liability (“Compound Derivative”). As of December 31, 2022, the Compound Derivative was valued at zero.

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

On December 14, 2023, we extinguished all 350,000 shares of the outstanding Series A Preferred Stock and $86.0 million of accrued and unpaid dividends thereon in exchange for the issuance of the $393.0 million Term Loan and 3,899,903 shares of Common Stock as part of the Exchange. See Note 12, Debt and Note 20, Stockholders’ Equity.

Note 16. Restructuring charges, net

Restructuring charges, net for the years ended December 31 were as follows:

	Year Ended December 31, 2023
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$310	$675	$4,090	$5,075
Other restructuring costs	(25)	—	—	(25)
Total restructuring charges, net	$285	$675	$4,090	$5,050

	Year Ended December 31, 2022
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$113	$(794)	$472	$(209)
Other restructuring costs	472	—	—	472
Total restructuring charges, net	$585	$(794)	$472	$263

	Year Ended December 31, 2021
	U.S.	Mexico	EMEA	Total
	(in thousands)
Severance	$4,780	$6,629	$1,131	$12,540
Other restructuring costs	3	—	—	3
Total restructuring charges, net	$4,783	$6,629	$1,131	$12,543

The following is a summary of our restructuring liability activity for the periods presented:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	U.S.	Mexico	EMEA	Total
	(in thousands)
Balance at December 31, 2020	$—	$—	$—	$—
Restructuring charges, net	4,783	6,629	1,131	12,543
Payments	(2,145)	(4,468)	(1,131)	(7,744)
Balance at December 31, 2021	2,638	2,161	—	4,799
Restructuring charges, net	585	(794)	472	263
Payments	(2,766)	(1,367)	(442)	(4,575)
Balance at December 31, 2022	457	—	30	487
Restructuring charges, net	285	675	4,090	5,050
Payments	(742)	(675)	(3,932)	(5,349)
Balance at December 31, 2023	$—	$—	$188	$188

Note 17. Commitments and Contingencies

Legal Proceedings

From time to time, we may be involved in disputes or litigation relating to claims arising out of its operations.

In January 2021, we received a complaint that was filed by the administrator for the Senvion Gmbh (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. We believe we have meritorious defenses to the alleged voidance claims. Due to the current stage of this claim, we have determined that the ultimate outcome cannot be estimated at this time.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 18. Income Taxes

Total income taxes for the years ended December 31, 2023, 2022 and 2021 were allocated as follows:

	2023	2022	2021
	(in thousands)
Income tax provision from continuing operations	$(17,562)	$(29,613)	$(29,826)
Income tax (provision) benefit from discontinued operations	204	(6,194)	3,066
Total income tax provision	$(17,358)	$(35,807)	$(26,760)

Geographic sources of income (loss) before income taxes from continuing operations are as follows for the years ended December 31:

	2023	2022	2021
	(in thousands)
U.S.	$(224,458)	$(123,795)	$(153,273)
Türkiye	3,887	60,301	(8,551)
Mexico	21,614	14,034	10,297
India	11,496	24,639	26,453
Other	8,570	(1,116)	(994)
Total loss before income taxes	$(178,891)	$(25,937)	$(126,068)

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

We do not provide deferred taxes related to U.S. GAAP basis in excess of outside tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries. As of December 31, 2023, our undistributed earnings from continuing operations of certain of our foreign subsidiaries amounted to approximately $163.9 million, and we consider those earnings reinvested indefinitely.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The income tax provision includes U.S. federal, state, and local taxes, Türkiye, Mexico and India taxes currently payable and those deferred because of temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the income tax provision (benefit) for the years ended December 31 are as follows:

	2023	2022	2021
	(in thousands)
Current:
U.S. federal	$—	$—	$(630)
U.S. state and local taxes	692	(1,316)	(23)
Foreign	28,676	26,800	22,048
Total current	29,368	25,484	21,395
Deferred:
U.S. federal	—	—	3,869
U.S. state and local taxes	—	—	2,374
Foreign	(11,806)	4,129	2,188
Total deferred	(11,806)	4,129	8,431
Total income tax provision	$17,562	$29,613	$29,826

The following is a reconciliation from the U.S. statutory income tax rate to our effective income tax rate for the years ended December 31:

	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(0.9)	22.3	(13.5)
Foreign permanent differences	0.7	(31.2)	—
Tax rate change	—	(0.6)	0.1
Withholding taxes	(3.8)	(25.8)	(4.6)
GILTI income	(0.2)	(3.2)	(6.6)
Unrecognized tax benefits	—	(15.5)	(1.7)
Share-based compensation	(0.4)	(5.9)	(0.5)
Valuation allowance	(24.5)	(104.2)	(22.8)
State taxes	0.8	9.5	1.0
Deferred tax adjustments	(2.4)	7.7	(0.9)
State incentive credits	(0.4)	5.1	—
Foreign currency / inflationary adjustments	0.3	10.2	3.8
Other	—	(3.6)	1.0
Effective income tax rate	(9.8)%	(114.2)%	(23.7)%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the components of deferred tax assets and liabilities, included in other noncurrent assets and other noncurrent liabilities, respectively, in the consolidated balance sheets as of December 31:

	2023	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$86,460	$51,180	$40,028
Deferred revenue	—	—	1,504
Non-deductible accruals	8,079	(520)	3,572
Equity compensation	3,845	4,468	2,892
Lease liabilities	23,949	26,244	24,043
Non-deductible interest	7,823	5,976	5,618
Tax credits	1,931	1,931	1,931
Other	26,752	18,325	9,472
Gross deferred tax assets	158,839	107,604	89,060
Valuation allowance	(105,914)	(58,908)	(38,262)
Total deferred tax assets	52,925	48,696	50,798

Deferred tax liabilities:
Deferred revenue	(3,602)	(3,848)	(2,155)
Depreciation	(9,458)	(12,779)	(16,453)
Lease assets	(22,264)	(25,398)	(23,357)
Other	249	(2,385)	(3,326)
Total deferred tax liabilities	(35,075)	(44,410)	(45,291)
Net deferred tax assets	$17,850	$4,286	$5,507

The deferred tax valuation allowance as of December 31 consisted of the following:

	2023	2022	2021
	(in thousands)
Valuation allowance at beginning of year	$(58,908)	$(38,262)	$(11,616)
Benefits obtained (costs accumulated)	(47,006)	(20,646)	(26,646)
Valuation allowance at end of year	$(105,914)	$(58,908)	$(38,262)

The valuation allowance at December 31, 2023 primarily relates to the U.S. federal and state deferred tax assets and certain foreign net operating losses (NOLs) that we believe do not meet the more-likely-than-not criteria for recording the related benefits. During the years ended December 31, 2023, 2022, and 2021, we recognized tax expense of $47.0 million, $20.6 million, and $26.6 million, respectively, due to changes in the valuation allowance in Switzerland, Spain and the U.S.. During the years ended December 31, 2023, 2022, and 2021, we recognized tax (benefit) expense of $(13.1) million, $12.6 million, and $1.9 million, respectively, for the establishment of a valuation allowance on our discontinued operations in China.

As of December 31, 2023, we have U.S. federal and state NOL carryforwards of $392.7 million and $317.0 million, respectively, with foreign NOL carryforwards of approximately $4.7 million and foreign tax credits of approximately $1.9 million available to offset future U.S. and India taxable income. A portion of the U.S. federal and all state NOL carryforwards expire in varying amounts through 2043 with most of the U.S. federal and some of the state NOLs having indefinite lives. We also have foreign tax credits that expire in 2026 and foreign NOL carryforwards that expire in varying amounts through 2031. The utilization of our NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the NOL carryforwards.

We recognize the impact of a tax position in the financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. We disclose all unrecognized tax benefits, which include the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. Included in the balance of unrecognized tax benefits from continuing operations as of December

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

31, 2023 are $13.4 million, of tax benefits that, if recognized, would reduce our annual effective rate. We do not anticipate any decreases to unrecognized tax benefits in the coming year. Our policy is to recognize any interest and penalties related to our tax positions as a component of our income tax provision or benefit. There was no material estimated interest or penalties to accrue in 2023, 2022, or 2021 related to the unrecognized tax benefits.

The following is a reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31:

	2023	2022	2021
	(in thousands)
Unrecognized tax benefits at beginning of year	$13,438	$9,020	$6,629
Increases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	4,418	2,391
Unrecognized tax benefits at end of year	$13,438	$13,438	$9,020

We operate in and file income tax returns in various jurisdictions where we have continuing operations including Mexico, Türkiye, India, U.S., Denmark, Germany, Spain, United Kingdom, France and Switzerland, which are subject to examination by tax authorities. In the U.S., the federal tax returns for 2020 through 2022 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years. However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when NOLs or tax credits were generated and carried forward for subsequent utilization.

Pillar Two legislation, commonly referred to as the global minimum tax, has been enacted or substantively enacted in certain jurisdictions where the Company operates. The legislation will be effective for the financial year beginning January 1, 2024. The Company is in scope of the enacted or substantively enacted legislation and has performed an assessment of the potential exposure to Pillar Two income taxes under the safe harbor. The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting and financial statements for the constituent entities.

Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which the Company operates are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. We do not expect a material exposure to Pillar Two income taxes in those jurisdictions.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 19. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(196,453)	$(55,550)	$(155,894)
Preferred stock dividends and accretion	(58,453)	(58,903)	(6,040)
Gain on extinguishment of Series A Preferred Stock	82,620	—	—
Net loss from continuing operations attributable to common stockholders	(172,286)	(114,453)	(161,934)
Net loss from discontinued operations	$(5,326)	$(9,755)	$(3,654)
Net loss attributable to common stockholders	$(177,612)	$(124,208)	$(165,588)

Denominator:
Basic weighted-average shares outstanding	42,671	41,959	37,415
Effect of dilutive awards	—	—	—
Diluted weighted-average shares outstanding	42,671	41,959	37,415

Loss from continuing operations per common share:
Basic	$(4.04)	$(2.73)	$(4.33)
Diluted	$(4.04)	$(2.73)	$(4.33)

Loss from discontinued operations per common share:
Basic	$(0.12)	$(0.23)	$(0.10)
Diluted	$(0.12)	$(0.23)	$(0.10)

Loss per common share:
Basic	$(4.16)	$(2.96)	$(4.43)
Diluted	$(4.16)	$(2.96)	$(4.43)

Dilutive shares excluded from the calculation due to net losses in the period	169	606	1,569
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	264	199	1

Note 20. Stockholders’ Equity

Common Stock Purchase Agreement

On December 14, 2023, we entered into a Common Stock Purchase Agreement with the Purchasers as part of the Exchange (see Note 12, Debt). Pursuant to the agreement, an aggregate of $43.0 million of accrued and unpaid dividends on the shares of Series A Preferred Stock was extinguished in exchange for the issuance 3,899,903 shares of Common Stock.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (AOCL) by component for the years ended December 31, 2023, 2022 and 2021:

	Foreign		Foreign
	currency		exchange
	translation	Interest rate	forward	Total
	adjustments	swap	contracts	AOCL
	(in thousands)
Balance at December 31, 2020	$(30,111)	$(3,443)	$564	$(32,990)
Other comprehensive income (loss) before reclassifications	(18,419)	4,414	(3,341)	(17,346)
Amounts reclassified from AOCL	—	—	(3,037)	(3,037)
Net tax effect	—	(971)	338	(633)
Net current period other comprehensive income (loss)	(18,419)	3,443	(6,040)	(21,016)
Balance at December 31, 2021	(48,530)	—	(5,476)	(54,006)
Other comprehensive income before reclassifications	37,685	—	3,012	40,697
Amounts reclassified from AOCL	—	—	(2,078)	(2,078)
Net tax effect	—	—	—	—
Net current period other comprehensive income	37,685	—	934	38,619
Balance at December 31, 2022	(10,845)	—	(4,542)	(15,387)
Other comprehensive income before reclassifications	2,317	—	2,304	4,621
Amounts reclassified from AOCL	901	—	2,238	3,139
Net tax effect	—	—	—	—
Net current period other comprehensive income	3,218	—	4,542	7,760
Balance at December 31, 2023	$(7,627)	$—	$—	$(7,627)

Note 21. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of total consolidated Company revenues for the years ended December 31 are as follows:

	2023		2022		2021
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
	(in thousands)		(in thousands)		(in thousands)
Vestas	$520,353	35.8%	$551,306	36.2%	$455,217	30.9%
Nordex	440,833	30.3	496,999	32.6	374,076	25.4
GE	357,750	24.6	316,788	20.8	427,053	29.0

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable as of December 31 are as follows:

	2023	2022
Customer	% of Total	% of Total
Nordex	61.4%	65.2%
ENERCON	17.6%	10.9%
GE	11.5%	9.1%

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

Our EMEA segment includes (1) the manufacturing of wind blades at our two facilities in Izmir, Türkiye, and wind blade inspection and repair services in Türkiye, (2) our wind blade inspection and repair service facility in Madrid, Spain, (3) wind blade inspection and repair services in the United Kingdom, and (4) wind blade inspection and repair services in France.

Our India segment manufactures wind blades from our manufacturing facility in Chennai, India.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding each of our segments as of or for the years ended December 31:

	2023	2022	2021
	(in thousands)
Net sales by segment:
U.S.	$51,100	$89,170	$192,339
Mexico	589,539	646,615	597,598
EMEA	573,483	568,992	482,220
India	241,061	217,964	200,229
Total net sales	$1,455,183	$1,522,741	$1,472,386
Net sales by geographic location:
United States	$51,100	$89,170	$192,339
Mexico	589,539	646,615	597,598
Türkiye	566,617	566,155	480,992
Spain	6,866	2,837	1,228
India	241,061	217,964	200,229
Total net sales	$1,455,183	$1,522,741	$1,472,386
Depreciation and amortization:
U.S.	$6,347	$7,002	$8,269
Mexico	17,353	17,161	17,047
EMEA	9,305	8,919	5,814
India	5,864	5,690	6,476
Total depreciation and amortization	$38,869	$38,772	$37,606
Income (loss) from continuing operations:
U.S.	$(47,909)	$(46,387)	$(45,899)
Mexico	(174,009)	(76,096)	(84,691)
EMEA	33,571	77,195	39,609
India	24,754	17,479	(845)
Total loss from continuing operations	$(163,593)	$(27,809)	$(91,826)
Capital expenditures:
U.S.	$6,928	$6,233	$9,422
Mexico	6,698	2,084	10,659
EMEA	21,570	4,110	2,103
India	756	4,304	12,352
Total capital expenditures	$35,952	$16,731	$34,536
Tangible long-lived assets:
U.S.	$10,660	$23,076
Mexico	49,921	56,495
EMEA (Türkiye)	40,435	27,005
India	27,792	30,265
Total tangible long-lived assets	$128,808	$136,841
Total assets:
U.S.	$130,545	$187,014
Mexico	258,268	325,614
EMEA (Türkiye)	236,859	231,337
India	176,888	183,029
Total assets from continuing operations	$802,560	$926,994

Exhibit Index

Number	Description

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

4.6

Indenture, dated as of March 3, 2023, between TPI Composites, Inc. and U.S. Bank Trust Company,

National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current

Report on Form 8-K (File No. 001-37839) filed on March 3, 2023)

4.7

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

10.25

Lease between Phoenix Newton LLC and TPI Iowa II, LLC, dated January 5, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.26

Master Lease Agreement Subject to Condition between TPI Composites II, S. de R.L. de C.V. and QVC II, S. de. R.L. de C.V. dated May 25, 2017, as amended (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.27

Second Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 001-37839) filed on February 25, 2021)

10.28

Agreement to Lease between Aarush (Phase III) Logistics Park Private Limited, Aarush (Phase IV) Logistics Parks Private Limited, Aarush (Phase V) Logistics Parks Private Limited, Aarush Logistics Parks Private Limited, Aarush (Phase II) Logistics Parks Private Limited and Prospect One Manufacturing LLP, dated February 4, 2019 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.29

Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.30

Amendment No. 1 dated as of May 24, 2019 to the Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on August 7, 2019)

10.31

Amendment No. 2 dated as of June 29, 2020, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on June 30, 2020)

10.32

Incremental Facility Agreement dated as of February 26, 2020, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on February 27, 2020)

10.33

Form of Employee Restricted Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.34

Form of Executive Restrictive Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.35

Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.36

Form of Executive Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.37

Form of Employee Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.38

Form of Executive Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.39

Investor Rights Agreement, dated as of November 22, 2021, among the Registrant, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.40

Limited Waiver to Credit Agreement, dated as of November 8, 2021, among the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 10, 2021)

10.41

Credit Agreement and Guaranty, dated as of December 14, 2023, among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Oaktree Fund Administration, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023).

10.42

Common Stock Purchase Agreement, dated as of December 14, 2023, among the Company, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P.(incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023)

10.43

Amended and Restated Investor Rights Agreement, dated as of December 14, 2023, among the Company, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023)

10.44	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

TPI COMPOSITES, INC.

Date: February 22, 2024	By:	/s/ Ryan Miller
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

Name	Title	Date

/s/ William E. Siwek	President, Chief Executive Officer and Director	February 22, 2024
William E. Siwek	(Principal Executive Officer)

/s/ Ryan Miller	Chief Financial Officer	February 22, 2024
Ryan Miller	(Principal Financial and Accounting Officer)

/s/ Jayshree S. Desai	Director	February 22, 2024
Jayshree S. Desai

/s/ Philip J. Deutch	Director	February 22, 2024
Philip J. Deutch

/s/ Paul G. Giovacchini	Lead Independent Director	February 22, 2024
Paul G. Giovacchini

/s/ Bavan M. Holloway	Director	February 22, 2024
Bavan M. Holloway

/s/ Linda P. Hudson	Director	February 22, 2024
Linda P. Hudson

/s/ James A. Hughes	Director	February 22, 2024
James A. Hughes

/s/ Tyrone M. Jordan	Director	February 22, 2024
Tyrone M. Jordan

/s/ Steven C. Lockard	Director and Chairman of the Board	February 22, 2024
Steven C. Lockard