Form 10-Q
period 2024-03-31
TPI COMPOSITES, INC
filed 2024-05-02
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, there were 47,468,503 shares of common stock outstanding.

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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission (SEC) on February 22, 2024 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$116,850	$161,059
Restricted cash	12,035	10,838
Accounts receivable	125,870	138,029
Contract assets	93,149	112,237
Prepaid expenses	18,536	17,621
Other current assets	41,003	34,564
Inventories	13,679	9,420
Assets held for sale	22,253	17,787
Current assets of discontinued operations	1,036	1,520
Total current assets	444,411	503,075
Property, plant and equipment, net	126,379	128,808
Operating lease right of use assets	135,858	136,124
Other noncurrent assets	39,205	36,073
Total assets	$745,853	$804,080

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$220,300	$227,723
Accrued warranty	37,500	37,483
Current maturities of long-term debt	78,576	70,465
Current operating lease liabilities	22,373	22,017
Contract liabilities	10,234	24,021
Liabilities held for sale	2,834	1,897
Current liabilities of discontinued operations	1,950	2,815
Total current liabilities	373,767	386,421
Long-term debt, net of current maturities	431,038	414,728
Noncurrent operating lease liabilities	116,755	117,133
Other noncurrent liabilities	8,360	8,102
Total liabilities	929,920	926,384
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 48,514 shares issued and 47,469 shares outstanding at March 31, 2024 and 100,000 shares authorized, 46,990 shares issued and 46,471 shares outstanding at December 31, 2023	485	470
Paid-in capital	433,924	431,335
Accumulated other comprehensive loss	(8,885)	(7,627)
Accumulated deficit	(597,816)	(536,348)
Treasury stock, at cost, 1,045 shares at March 31, 2024 and 519 shares at December 31, 2023	(11,775)	(10,134)
Total stockholders’ deficit	(184,067)	(122,304)
Total liabilities and stockholders’ deficit	$745,853	$804,080

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except per share data)
Net sales	$299,062	$404,066
Cost of sales	307,084	399,381
Startup and transition costs	22,229	1,980
Total cost of goods sold	329,313	401,361
Gross profit (loss)	(30,251)	2,705
General and administrative expenses	6,699	7,034
Loss on sale of assets and asset impairments	1,830	3,593
Restructuring charges, net	182	75
Loss from continuing operations	(38,962)	(7,997)
Other income (expense):
Interest expense, net	(21,385)	(2,528)
Foreign currency loss	(640)	(1,214)
Miscellaneous income	2,479	453
Total other expense	(19,546)	(3,289)
Loss from continuing operations before income taxes	(58,508)	(11,286)
Income tax provision	(3,289)	(3,860)
Net loss from continuing operations	(61,797)	(15,146)
Preferred stock dividends and accretion	—	(15,173)
Net loss from continuing operations attributable to common stockholders	(61,797)	(30,319)
Net income (loss) from discontinued operations	329	(6,981)
Net loss attributable to common stockholders	$(61,468)	$(37,300)

Weighted-average shares of common stock outstanding:
Basic	47,204	42,284
Diluted	47,204	42,284

Net loss from continuing operations per common share:
Basic	$(1.31)	$(0.72)
Diluted	$(1.31)	$(0.72)

Net income (loss) from discontinued operations per common share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

Net loss per common share:
Basic	$(1.30)	$(0.88)
Diluted	$(1.30)	$(0.88)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net loss from continuing operations attributable to common stockholders	$(61,797)	$(30,319)
Net income (loss) from discontinued operations	329	(6,981)
Net loss attributable to common stockholders	(61,468)	(37,300)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,258)	2,010
Comprehensive loss	$(62,726)	$(35,290)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended March 31, 2024
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	deficit
			(in thousands)
Balance at December 31, 2023	—	$—	46,990	$470	$431,335	$(7,627)	$(536,348)	$(10,134)	$(122,304)
Net loss	—	—	—	—	—	—	(61,468)	—	(61,468)
Other comprehensive (loss)	—	—	—	—	—	(1,258)	—	—	(1,258)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(1,641)	(1,641)
Issuances under share- based compensation plan	—	—	1,524	15	—	—	—	—	15
Share-based compensation expense	—	—	—	—	2,589	—	—	—	2,589
Balance at March 31, 2024	—	$—	48,514	$485	$433,924	$(8,885)	$(597,816)	$(11,775)	$(184,067)

	Three Months Ended March 31, 2023
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	deficit
			(in thousands)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(22,127)	—	(22,127)
Preferred stock dividends	—	10,706	—	—	(10,706)	—	—	—	(10,706)
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,549)	(2,549)
Issuances under share- based compensation plan	—	—	627	6	—	—	—	—	6
Share-based compensation expense	—	—	—	—	2,720	—	—	—	2,720
Accretion of Series A Preferred Stock	—	4,467	—	—	(4,467)	—	—	—	(4,467)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Balance at March 31, 2023	350	$325,050	42,996	$430	$376,527	$(13,377)	$(356,696)	$(10,100)	$(3,216)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(61,468)	$(22,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,900	9,722
Loss on sale of assets and asset impairments	1,492	5,770
Share-based compensation expense	2,589	2,668
Amortization of debt issuance costs	7,713	79
Paid-in-kind interest	11,017	—
Deferred income taxes	(2,273)	(267)
Changes in assets and liabilities:
Accounts receivable	7,657	2,126
Contract assets and liabilities	4,736	(34,588)
Operating lease right of use assets and operating lease liabilities	244	(8,395)
Inventories	(5,469)	(2,514)
Prepaid expenses	(744)	(6,466)
Other current assets	(7,010)	(5,042)
Other noncurrent assets	(791)	4,608
Accounts payable and accrued expenses	(5,871)	(30,541)
Accrued warranty	17	626
Other noncurrent liabilities	257	480
Net cash used in operating activities	(39,004)	(83,861)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,285)	(3,275)
Net cash used in investing activities	(8,285)	(3,275)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	132,500
Purchase of capped calls	—	(18,590)
Payments of debt issuance costs	—	(4,803)
Proceeds from working capital loans	52,009	34,741
Repayments of working capital loans	(44,556)	(33,982)
Principal repayments of finance leases	(297)	(578)
Net proceeds from (repayments of) other debt	(1,635)	1,007
Repurchase of common stock including shares withheld in lieu of income taxes	(1,641)	(2,549)
Net cash provided by financing activities	3,880	107,746
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	333	730
Net change in cash, cash equivalents and restricted cash	(43,076)	21,340
Cash, cash equivalents and restricted cash, beginning of year	172,813	153,069
Cash, cash equivalents and restricted cash, end of period	$129,737	$174,409

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$4,799	$1,654
Cash paid for income taxes, net of refunds	9,484	3,344
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	6,633	786
Property, plant, and equipment obtained in exchange for new finance lease liabilities	170	197
Accrued capital expenditures in accounts payable	4,381	1,814
Paid-in-kind preferred stock dividends and accretion	—	15,173

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	March 31,	December 31,	March 31,	December 31,
	2024	2023	2023	2022
	(in thousands)
Cash and cash equivalents	$116,850	$161,059	$164,231	$133,546
Restricted cash	12,035	10,838	8,793	9,854
Cash and cash equivalents of discontinued operations	852	916	1,385	9,669
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$129,737	$172,813	$174,409	$153,069

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2024, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Recently Issued Accounting Pronouncements

The Company has determined that no recent accounting pronouncements apply to our operations or could otherwise have a material impact on our condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Discontinued Operations

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our Asia reporting segment. This shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$852	$916
Other classes of assets that are not major	184	604
Total assets of discontinued operations	$1,036	$1,520

Accounts payable and accrued expenses	$1,116	$1,632
Accrued restructuring	834	1,183
Total liabilities of discontinued operations	$1,950	$2,815

The following table presents the components of net income (loss) from discontinued operations:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net sales	$—	$2,167
Cost of sales	54	5,736
Gross loss	(54)	(3,569)
(Gain) loss on sale of assets and asset impairments	(338)	2,177
Restructuring charges, net	—	1,458
Income (loss) from discontinued operations	284	(7,204)
Total other income	45	223
Income (loss) before income taxes	329	(6,981)
Income tax provision	—	—
Net income (loss) from discontinued operations	$329	$(6,981)

The following table presents summarized cash flows from discontinued operations:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities from discontinued operations	$(64)	$(8,067)
Net cash used in investing activities from discontinued operations	—	(185)
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	—	115

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Severance	Other	Total
	(in thousands)
Balance at December 31, 2023	$317	$866	$1,183
Restructuring charges, net	—	—	—
Payments	(317)	(32)	(349)
Balance at March 31, 2024	$—	$834	$834

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended March 31, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$152,361	$95,786	$40,758	$288,905
Automotive sales	5,016	—	—	—	5,016
Field service, inspection and repair services sales	4,202	97	842	—	5,141
Total net sales	$9,218	$152,458	$96,628	$40,758	$299,062

	Three Months Ended March 31, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$154,462	$166,837	$66,293	$387,592
Automotive sales	10,261	—	—	—	10,261
Field service, inspection and repair services sales	5,359	178	676	—	6,213
Total net sales	$15,620	$154,640	$167,513	$66,293	$404,066

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2024	2023	$ Change
	(in thousands)
Gross contract assets	$136,306	$121,483	$14,823
Less: reclassification from contract liabilities	(43,157)	(9,246)	(33,911)
Contract assets	$93,149	$112,237	$(19,088)

	March 31,	December 31,
	2024	2023	$ Change
	(in thousands)
Gross contract liabilities	$53,391	$33,267	$20,124
Less: reclassification to contract assets	(43,157)	(9,246)	(33,911)
Contract liabilities	$10,234	$24,021	$(13,787)

Gross contract assets increased by $14.8 million from December 31, 2023 to March 31, 2024, primarily due to an increase in customer specific material purchases and incremental unbilled production during the three months ended March 31, 2024. Gross contract liabilities increased by $20.1 million from December 31, 2023 to March 31, 2024, primarily due to an increase in customer advances during the three months ended March 31, 2024.

For the three months ended March 31, 2024, we recognized $13.8 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.2 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2024	$882,763	72.4%
2025	335,952	27.6
Total remaining performance obligations	$1,218,715	100%

For the three months ended March 31, 2024 and 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $5.4 million and $4.3 million, respectively. The decrease for the three months ended March 31, 2024 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2024 and 2023. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At March 31, 2024 and December 31, 2023, we had $106.0 million and $116.0 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At March 31, 2024, this included $4.3 million in Türkiye, $1.2 million in India, $2.8 million in Mexico and $2.5 million in other countries. As of December 31, 2023, this included $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. We have not experienced losses to date in these accounts. In addition, at March 31, 2024 and December 31, 2023, we had short-term deposits in interest bearing accounts in the U.S. of $12.0 million and $10.8 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets. In addition, at March 31, 2024 and December 31, 2023, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.9 million and $0.9 million, respectively.

Note 5. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Warranty accrual at beginning of period	$37,483	$22,347
Accrual during the period	2,591	2,853
Cost of warranty services provided during the period	(10,605)	(4,264)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	8,031	2,037
Warranty accrual at end of period	$37,500	$22,973

Note 6. Debt

Long-term debt, net of current maturities, consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
11% Senior secured term loan—U.S. (1)	$406,058	$395,041
5.25% Convertible senior unsecured notes—U.S. (2)	132,500	132,500
Unsecured financing—EMEA	71,761	62,891
Secured and unsecured working capital—India	10,926	13,902
Equipment finance leases—Mexico	926	1,098
Equipment finance leases—EMEA	555	623
Other equipment finance leases	121	85
Total debt—principal	622,847	606,140
Less: Debt issuance costs	(3,786)	(4,023)
Less: Debt discount (3)	(109,447)	(116,924)
Total debt, net of debt issuance costs and debt discount	509,614	485,193
Less: Current maturities of long-term debt	(78,576)	(70,465)
Long-term debt, net of current maturities	$431,038	$414,728

(1) As of March 31, 2024, includes principal balance of $393.0 million and $13.1 million of paid in kind interest.

(2) The requirements were not satisfied as of March 31, 2024 and as a result, the 5.25% Convertible senior unsecured notes (the “Convertible Notes”) will not be eligible for optional conversion during the second quarter of 2024.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) Unamortized debt discount is related to our 11% senior secured term loan. The fair value of the senior secured term loan at issuance was $274.7 million, representing an initial $118.3 million discount. The debt discount is amortized to interest expense using the effective interest method over the term of the debt.

Note 7. Share-Based Compensation Plans

During the three months ended March 31, 2024, we granted to certain employees an aggregate of 514,457 timed-based restricted stock units (RSUs), 151,795 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2024 through December 31, 2026, 181,371 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2024 through December 31, 2026 and 30,000 stock options. The RSUs that were granted during the period vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement. Additionally, during the three months ended March 31, 2024, we issued 1,022,318 shares related to previous RSU awards with a guaranteed value. These additional shares were issued on the second anniversary of the grant date to maintain the original guaranteed award value.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cost of goods sold	$757	$73
General and administrative expenses	1,832	2,480
Total share-based compensation expense	$2,589	$2,553

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
RSUs	$1,975	$2,049
Stock options	242	154
PSUs	372	350
Total share-based compensation expense	$2,589	$2,553

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and ten years, some of which may include options to extend the leases up to ten years.

The components of lease cost were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Total operating lease cost	$7,254	$10,025

Finance lease cost
Amortization of assets under finance leases	$1,089	$1,009
Interest on finance leases	77	33
Total finance lease cost	$1,166	$1,042

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total lease assets and liabilities were as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Operating Leases
Operating lease right of use assets	$135,858	$136,124

Current operating lease liabilities	$22,373	$22,017
Noncurrent operating lease liabilities	116,755	117,133
Total operating lease liabilities	$139,128	$139,150

Finance Leases
Property, plant and equipment, gross	$36,764	$37,044
Less: accumulated depreciation	(30,068)	(29,316)
Total property, plant and equipment, net	$6,696	$7,728

Current maturities of long-term debt	$898	$1,035
Long-term debt, net of current maturities	704	771
Total finance lease liabilities	$1,602	$1,806

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,064	$9,297
Operating cash flows from finance leases	77	33
Financing cash flows from finance leases	297	578

Note 9. Income Taxes

For the three months ended March 31, 2024, we reported an income tax provision of $3.3 million as compared to an income tax provision of $3.9 million in the comparative prior year period. The decrease during the three months ended March 31, 2024, resulted primarily from the change in the mix of earnings of foreign jurisdictions.

No changes in tax law occurred during the three months ended March 31, 2024, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(61,797)	$(15,146)
Preferred stock dividends and accretion	—	(15,173)
Net loss from continuing operations attributable to common stockholders	(61,797)	(30,319)
Net income (loss) from discontinued operations	329	(6,981)
Net loss attributable to common stockholders	$(61,468)	$(37,300)

Denominator:
Basic weighted-average shares outstanding	47,204	42,284
Effect of dilutive awards	—	—
Diluted weighted-average shares outstanding	47,204	42,284

Loss from continuing operations per common share:
Basic	$(1.31)	$(0.72)
Diluted	$(1.31)	$(0.72)

Income (loss) from discontinued operations per common share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

Loss per common share:
Basic	$(1.30)	$(0.88)
Diluted	$(1.30)	$(0.88)

Dilutive shares excluded from the calculation due to net losses in the period	136	631
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	1,180	69

We use the if-converted method for calculating any potential dilutive effect of the Convertible Notes on diluted net loss per common share. The Convertible Notes would have a diluted impact on net income per share when the average price of our Common Stock for a given period exceeds the respective conversion price of the Convertible Notes. During the three months ended March 31, 2024 and 2023, we had 8,816,881 potentially issuable shares of Common Stock related to our Convertible Notes that were not included in the computation of diluted net loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Three Months Ended March 31, 2024
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2023	$(7,627)	$—	$(7,627)
Other comprehensive income before reclassifications	(1,258)	—	(1,258)
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	(1,258)	—	(1,258)
Balance at March 31, 2024	$(8,885)	$—	$(8,885)

	Three Months Ended March 31, 2023
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,010	—	2,010
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	2,010	—	2,010
Balance at March 31, 2023	$(8,835)	$(4,542)	$(13,377)

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

Note 13. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended
	March 31,
	2024		2023
Customer	Net sales	% of Total	Net sales	% of Total
Nordex	$106,695	35.7%	$139,009	34.4%
GE	100,066	33.5	81,256	20.1
Vestas	63,700	21.3	143,662	35.6

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	March 31,	December 31,
	2024	2023
Customer	% of Total	% of Total
Nordex	62.7%	61.4%
Enercon	17.0	17.6
Vestas	11.3	7.4
GE	7.8	11.5

Note 14. Segment Reporting

Our operating segments are defined geographically into four geographic operating segments—(1) the U.S., (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. For a detailed discussion of our operating segments, refer to the discussion in Note 22, Segment Reporting, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2023.

Our U.S. and India segments operate in the U.S. dollar. Our Mexico segment operates in its local currency and includes a U.S. parent company that operates in the U.S. dollar. Our EMEA segment operates in the Euro.

The following tables set forth certain information regarding each of our segments:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net sales by segment:
U.S.	$9,218	$15,620
Mexico	152,458	154,640
EMEA	96,628	167,513
India	40,758	66,293
Total net sales	$299,062	$404,066

Net sales by geographic location:
United States	$9,218	$15,620
Mexico	152,458	154,640
Türkiye	96,336	167,118
Spain	292	395
India	40,758	66,293
Total net sales	$299,062	$404,066

Income (loss) from continuing operations:
U.S. (1)	$(6,634)	$(5,729)
Mexico	(27,263)	(21,701)
EMEA	(5,501)	15,668
India	436	3,765
Total loss from continuing operations	$(38,962)	$(7,997)

	March 31,	December 31,
	2024	2023
	(in thousands)
Property, plant and equipment, net:
U.S.	$10,603	$10,660
Mexico	49,035	49,921
EMEA	40,025	40,435
India	26,716	27,792
Total property, plant and equipment, net	$126,379	$128,808

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) The losses from operations in our U.S. segment includes corporate general and administrative costs of $6.7 million for the three months ended March 31, 2024, and $7.0 million in the comparative prior year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q or in our previously filed Annual Report on Form 10-K for the year ended December 31, 2023, particularly those under the heading “Risk Factors.”

OVERVIEW

Our Company

We are the only independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long-term relationships with leading original equipment manufacturers (OEM) in the wind and automotive markets. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators. We are headquartered in Scottsdale, Arizona and operate factories in the U.S., Mexico, Türkiye, and India. We operate additional engineering development centers in Denmark and Germany and a services facility in Spain.

Our business operations are defined geographically into four geographic operating segments—(1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. See Note 14, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments. In December 2022, the Company ceased business operations in China, which comprised the entirety of our Asia reporting segment. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations, refer to Note 2 – Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. Over the course of the past few years, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the IRA in the U.S. and several policy initiatives in the EU that are expected to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the U.S. and Europe, these policy trends are expected to have a material impact on our business and the pace of long-term growth. In recent months, we have also seen announcements from our customers of growing order backlogs that support our long-term growth expectations.

Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry awaits clarity on the implementation guidance related to key components of the IRA and clarity around more robust policies in the EU. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, elevated interest rates and inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery. We expect to have six manufacturing lines in startup and four manufacturing lines in transition during 2024 as our customers prepare for anticipated stronger demand beginning in 2025. Four of the manufacturing lines in startup will be in Juarez, Mexico at a previously idle manufacturing facility and two of the manufacturing lines in startup will be in Türkiye where two longer blade lines will replace three blade lines due to space considerations. The four manufacturing lines in transition will all occur in one of our Matamoros, Mexico manufacturing facilities. For the other Matamoros, Mexico facility, which is a four-line manufacturing facility we took over from Nordex in July 2021, we plan to exit this location at the end of the three-year contract on June 30, 2024. The impact of all these changes, along with near term demand reductions from one of our customers as they consider existing inventory levels and contemplate changes in geographic demand, is expected to result in 2024 sales down slightly from 2023. Sales are expected to be lower in the first half of the year as we work through the ten lines in startup and transition. In the second half of the year, we expect these ten lines in startup and transition will achieve serial production levels resulting in mid-single digit adjusted EBITDA margins and positive free cash flow.

Our results of operations have been adversely impacted by the performance of the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021. We experienced a loss from operations of $9.5 million and $6.7 million at this facility for the three months ended March 31, 2024 and 2023, respectively. The increase in this loss from operations was primarily due to a 27% decrease in the volume of wind blades produced due to environmental conditions including extreme cold temperatures and humidity issues at this facility affecting production. The loss from operations for the three months ended March 31, 2024, was reduced by the impact of a positive cumulative catch-up adjustment of approximately $5.6 million as a result of a change in certain of our estimated total contract values and related costs to complete the performance obligations over the remaining term of the contract.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages 20% effective January 1, 2024. The government of Türkiye increased minimum wages 49% effective January 1, 2024. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations or productivity improvements, such elevated wages will have a material impact on our results of operations.

We have made significant investments to expand the automotive business during the last several years. While we believe there is increasing demand for composite products for electric vehicles, we intend to prioritize capital for growth in the wind blade business in the near term. As a result, we are in the process of exploring strategic alternatives to ensure our automotive business is sufficiently funded to execute on its growth strategies. We expect to complete this process no later than June 30, 2024, which could result in a material non-cash impairment of the business's assets.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets produced, estimated megawatts of energy capacity to be generated by wind blade sets produced, utilization, dedicated manufacturing lines, manufacturing lines installed, and weighted-average sales price (ASP) per wind blade, all of which help us evaluate our operational performance. Weighted-average sales price per wind blade represents the average sales price during the period for a single wind blade that we manufacture for our customers. We believe that these measures are useful to investors in evaluating our performance. For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

KEY FINANCIAL MEASURES

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net sales	$299,062	$404,066
Net loss from continuing operations	(61,797)	(15,146)
EBITDA (1)	(28,223)	964
Adjusted EBITDA (1)	(22,982)	8,399
Capital expenditures (2)	8,285	3,275
Free cash flow (1)(2)	(47,289)	(87,136)

	March 31,	December 31,
	2024	2023
	(in thousands)
Total debt, net of debt issuance costs and debt discount	$509,614	$485,193
Net debt (1)	(391,912)	(323,218)

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net loss attributable to common stockholders	$(61,468)	$(37,300)
Net loss (income) from discontinued operations	(329)	6,981
Net loss from continuing operations attributable to common stockholders	(61,797)	(30,319)
Preferred stock dividends and accretion	—	15,173
Net loss from continuing operations	(61,797)	(15,146)
Adjustments:
Depreciation and amortization	8,900	9,722
Interest expense, net	21,385	2,528
Income tax provision	3,289	3,860
EBITDA	(28,223)	964
Share-based compensation expense	2,589	2,553
Foreign currency loss	640	1,214
Loss on sale of assets and asset impairments	1,830	3,593
Restructuring charges, net	182	75
Adjusted EBITDA	$(22,982)	$8,399

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(39,004)	$(83,861)
Capital expenditures	(8,285)	(3,275)
Free cash flow	$(47,289)	$(87,136)

Net cash (debt) is reconciled as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$116,850	$161,059
Cash and cash equivalents of discontinued operations	852	916
Total debt, net of debt issuance costs and debt discount	(509,614)	(485,193)
Net debt	$(391,912)	$(323,218)

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2024	2023
Sets	488	655
Estimated megawatts	2,050	2,948
Utilization	67%	84%
Dedicated manufacturing lines	36	37
Manufacturing lines installed	36	37
Wind blade ASP (in $ thousands)	$183	$195

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three months ended March 31, 2024 and 2023 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	102.7	98.8
Startup and transition costs	7.4	0.5
Total cost of goods sold	110.1	99.3
Gross profit (loss)	(10.1)	0.7
General and administrative expenses	2.2	1.7
Loss on sale of assets and asset impairments	0.6	0.9
Restructuring charges, net	0.1	0.0
Loss from continuing operations	(13.0)	(1.9)
Total other expense	(6.6)	(0.8)
Loss before income taxes	(19.6)	(2.7)
Income tax provision	(1.1)	(1.0)
Net loss from continuing operations	(20.7)	(3.7)
Preferred stock dividends and accretion	—	(3.8)
Net loss attributable to common stockholders from continuing operations	(20.7)	(7.5)
Net income (loss) from discontinued operations	0.1	(1.7)
Net loss attributable to common stockholders	(20.6)%	(9.2)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$288,905	$387,592	$(98,687)	(25.5)%
Automotive sales	5,016	10,261	(5,245)	(51.1)
Field service, inspection and repair services sales	5,141	6,213	(1,072)	(17.3)
Total net sales	$299,062	$404,066	$(105,004)	(26.0)%

The decrease in net sales of wind blades, tooling and other wind related sales (collectively, Wind) for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 25% decrease in the number of wind blades produced due to the number of lines that we are starting up or transitioning, expected volume declines based on market activity levels, and lower average sales prices of wind blades due to changes in the mix of wind blade models produced. This decrease was partially offset by favorable foreign currency fluctuations, and an increase in tooling sales in preparation for manufacturing line startups and transitions. The decrease in automotive sales for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in sales of composite bus bodies as a result of Proterra's bankruptcy during the third quarter of 2023, partially offset by an increase in sales of other automotive products due to the launch of a new product line. The decrease in field service, inspection and repair services (collectively, Field Services) sales for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar against the Euro in our Türkiye operations had a favorable impact of 0.4% on consolidated net sales for the three months ended March 31, 2024, as compared to the same period in 2023.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
U.S.	$9,218	$15,620	$(6,402)	(41.0)%
Mexico	152,458	154,640	(2,182)	(1.4)
EMEA	96,628	167,513	(70,885)	(42.3)
India	40,758	66,293	(25,535)	(38.5)
Total net sales	$299,062	$404,066	$(105,004)	(26.0)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Automotive sales	5,016	10,261	(5,245)	(51.1)%
Field service, inspection and repair services sales	4,202	5,359	(1,157)	(21.6)
Total net sales	$9,218	$15,620	$(6,402)	(41.0)%

The decrease in the U.S. segment’s automotive sales for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in sales of composite bus bodies as a result of Proterra's bankruptcy during the third quarter of 2023, partially offset by an increase in sales of other automotive products due to the launch of a new product line. The decrease in the U.S. segment’s Field Services sales for the three months ended March 31, 2024, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$152,361	$154,462	$(2,101)	(1.4)%
Field service, inspection and repair services sales	97	178	(81)	(45.5)
Total net sales	$152,458	$154,640	$(2,182)	(1.4)%

The decrease in the Mexico segment’s net sales of Wind for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 10% net decrease in the number of wind blades produced across our Mexico manufacturing facilities, partially offset by higher average sales prices of wind blades in Mexico due to changes in the mix of wind blade models produced and the impact of inflation on wind blade prices. The change in volume was primarily associated with decreased production at one of our Matamoros, Mexico manufacturing facilities due to the transition of several of the manufacturing lines at this facility to larger wind blade models during the three months ended March 31, 2024. The change in volume was also due to a 27% decrease in the number of wind blades produced at the Matamoros, Mexico facility that we took over from Nordex in July 2021 due to environmental conditions including extreme cold temperatures and humidity issues at this facility. This decrease was offset by a combined 23% increase in the number of wind blades produced at our facilities in Juarez, Mexico and a $6.1 million increase in tooling sales in preparation for manufacturing line startups and transitions.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$95,786	$166,837	$(71,051)	(42.6)%
Field service, inspection and repair services sales	842	676	166	24.6
Total net sales	$96,628	$167,513	$(70,885)	(42.3)%

The decrease in the EMEA segment’s net sales of Wind for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 42% decrease in the number of wind blades produced due to reduced market demand for one of our customers' wind blade models at one of our Türkiye manufacturing facilities and the transition of certain manufacturing lines to a different customers' wind blade model at our other Türkiye facility, as well as lower average sales prices of wind blades in Türkiye due to such changes in the mix of wind blade models produced. The decrease was partially offset by favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 1.2% on the EMEA segment’s net sales for the three months ended March 31, 2024, as compared to the same period in 2023.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$40,758	$66,293	$(25,535)	(38.5)%
Total net sales	$40,758	$66,293	$(25,535)	(38.5)%

The decrease in the India segment’s net sales of Wind for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 23% decrease in the number of wind blades produced due to a decrease in market demand for one of our customers' wind blades models produced at this facility, and lower average sales prices due to the impact of raw material and logistic cost reductions on wind blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of sales	$307,084	$399,381	$(92,297)	(23.1)%
Startup costs	6,363	—	6,363	NM
Transition costs	15,866	1,980	13,886	NM
Total startup and transition costs	22,229	1,980	20,249	NM
Total cost of goods sold	$329,313	$401,361	$(72,048)	(18.0)
% of net sales	110.1%	99.3%		10.8%

NM – not meaningful

Total cost of goods sold as a percentage of net sales increased by approximately 10.8% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by an increase in startup and transition costs associated with four manufacturing lines in startup in Juarez, Mexico at a previously idle manufacturing facility, two manufacturing lines in transition at one of our Türkiye facilities where two longer blade models will replace three blade models due to space considerations, and four manufacturing lines in transition at one of our Matamoros, Mexico manufacturing facilities. The increase in cost of goods sold as a percentage of net sales was also due to increased labor costs in Türkiye and Mexico as a result of wage increases, an $8.0 million increase in warranty costs due to changes in estimates, and continued cost challenges at facilities in Matamoros, Mexico, including a $9.5 million loss from operations at our facility that we took over from Nordex in July 2021. These unfavorable items were partially offset by favorable foreign currency fluctuations. The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 4.3% on consolidated cost of goods sold for the three months ended March 31, 2024, as compared to the same period in 2023.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative expenses	$6,699	$7,034	$(335)	(4.8)%
% of net sales	2.2%	1.7%		0.5%

General and administrative expenses remained relatively flat during the three months ended March 31, 2024, as compared to the same period in 2023.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Loss on sale of receivables	$1,387	$3,564	$(2,177)	(61.1)%
Loss on sale of other assets	443	29	414	NM
Total loss on sale of assets and asset impairments	$1,830	$3,593	$(1,763)	(49.1)
% of net sales	0.6%	0.9%		(0.3)%

The decrease in loss on sale of assets and asset impairments for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
U.S.	$(6,634)	$(5,729)	$(905)	(15.8)%
Mexico	(27,263)	(21,701)	(5,562)	(25.6)
EMEA	(5,501)	15,668	(21,169)	(135.1)
India	436	3,765	(3,329)	(88.4)
Total income (loss) from continuing operations	$(38,962)	$(7,997)	$(30,965)	NM
% of net sales	(13.0)%	(1.9)%		(11.1)%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the three months ended March 31, 2024, as compared to the same period in 2023 was primarily impacted by increased travel expenses in the first quarter of 2024 and recoveries of COVID-19-related relief for payroll tax credits in the prior comparative period that were not in the current period, partially offset by recoveries of accounts receivable in the current period that were previously written off to bad debt expense related to Proterra’s bankruptcy.

Mexico Segment

The increase in loss from operations in the Mexico segment for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 10% decrease in the volume of wind blades produced, increased startup and transition costs, increased labor costs, increased warranty costs and continued cost challenges at our facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. These unfavorable items were partially offset by higher average sales prices. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 2.1% on the Mexico segment’s cost of goods sold for the three months ended March 31, 2024, as compared to the same period in 2023.

EMEA Segment

The change in loss from operations in the EMEA segment for the three months ended March 31, 2024, as compared to income from operations in the same period in 2023 was primarily due to a 42% decrease in the volume of wind blades produced, increased startup and transition costs, inflation impacting operating costs that we were not able to pass on to our customers, and increased labor costs as a result of wage increases in Türkiye. This decrease was partially offset by an increase in wind blade prices, cost savings initiatives, and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 18.9% on the EMEA segment's cost of goods sold, for the three months ended March 31, 2024, as compared to the same period in 2023.

India Segment

The decrease in income from operations in the India segment for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to a 23% decrease in the volume of wind blades produced and lower average sales prices.

Other income (expense)

The following table summarizes our total other income (expense) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$(21,385)	$(2,528)	$(18,857)	NM
Foreign currency loss	(640)	(1,214)	574	47.3%
Miscellaneous income	2,479	453	2,026	NM
Total other expense	$(19,546)	$(3,289)	$(16,257)	NM
% of net sales	-6.6%	-0.8%		5.8%

Total other expense as a percentage of net sales increased by 5.8% for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our 11% senior secured term loan in the fourth quarter of 2023.

Income taxes

The following table summarizes our income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Income tax provision	$(3,289)	$(3,860)	$571	14.8%
Effective tax rate	(1.1)%	(1.0)%		(0.1)%

See Note 9, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three months ended March 31, 2024.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Net loss from continuing operations	$(61,797)	$(15,146)	$(46,651)	NM

The increase in the net loss from continuing operations for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the reasons set forth above.

Net income (loss) from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		Change
	2024	2023	$	%
	(in thousands)
Net income (loss) from discontinued operations	$329	$(6,981)	$7,310	104.7%

The change in net income (loss) from discontinued operations for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to the closure of production at our Yangzhou, China facility at the end of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, new facility startup costs, costs related to the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021, the impact of line start ups and transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and term debt, and proceeds received from the issuance of stock.

We had net proceeds under all of our various financing arrangements of $5.5 million for the three months ended March 31, 2024 as compared to net proceeds under our financing arrangements of $110.3 million in the comparable period of 2023, primarily due to the issuance of the Convertible Notes in the prior comparative period. As of March 31, 2024 and December 31, 2023, we had $509.6 million and $485.2 million in outstanding indebtedness, net of issuance costs and debt discount, respectively. As of March 31, 2024, we had an aggregate of $60.0 million of remaining capacity for cash and non-cash financing, including $55.0 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

We anticipate that any new facilities and future facility expansions will be funded through cash flows from operations, the incurrence of other indebtedness and other potential sources of liquidity. The 11% senior secured term loan contains certain covenants and rights including, but not limited to, amount of indebtedness, capital expenditure limitations, a U.S. cash on hand balance requirement of $40.0 million through September 30, 2024 and $50.0 million thereafter.

At March 31, 2024 and December 31, 2023, we had unrestricted cash, cash equivalents and short-term investments totaling $116.8 million and $161.1 million, respectively. The March 31, 2024 balance includes $10.8 million of cash located outside of the United States, including $4.3 million in Türkiye, $1.2 million in India, $2.8 million in Mexico and $2.5 million in other countries. The December 31, 2023 balance included $45.0 million of cash located outside of the U.S., $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. In addition to these amounts, at both March 31, 2024 and December 31,

2023 we had $0.9 million of unrestricted cash and cash equivalents related to our discontinued operations which is held outside of the U.S.

Financing Facilities

Our total principal amount of debt outstanding as of March 31, 2024 was $622.8 million, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 6, Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activity for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	$ Change
	(in thousands)
Net cash used in operating activities	$(39,004)	$(83,861)	$44,857
Net cash used in investing activities	(8,285)	(3,275)	(5,010)
Net cash provided by financing activities	3,880	107,746	(103,866)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	333	730	(397)
Net change in cash, cash equivalents and restricted cash	$(43,076)	$21,340	$(64,416)

Operating Cash Flows

Net cash used in operating activities decreased by $44.9 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a reduction in wind blade inventory included in contract assets driven by working capital initiatives and higher payments in the prior comparative period related to restructuring activities associated with the shutdown of our China operations at the end of 2022. This was partially offset by an increase in net losses during the current period and cash paid for income taxes.

Investing Cash Flows

Net cash used in investing activities increased by $5.0 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to capital expenditures for the startup and transition of our manufacturing lines at our facilities in Mexico and Türkiye.

Financing Cash Flows

Net cash provided by financing activities decreased by $103.9 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the proceeds from the Convertible Notes in the prior comparative period.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of March 31, 2024:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Asia and Mexico	LIBOR plus 1.00%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended March 31, 2024, $95.0 million of receivables were sold under the accounts receivable assignment agreements described above as compared to $224.4 million in the comparative prior year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $3.9 million for the three months ended March 31, 2024.

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

Resin, resin systems, and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 53% of the resin and resin systems, and approximately 71% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin and carbon fiber costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $5.6 million for the three months ended March 31, 2024. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems.

Interest Rate Risk. As of March 31, 2024, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 12, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, and/or future results.

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

TPI COMPOSITES, INC.

Date: May 2, 2024	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)