Form 10-Q
period 2024-06-30
TPI COMPOSITES, INC
filed 2024-08-08
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 47,553,773 shares of common stock outstanding.

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

•
competition from other wind blade and wind turbine manufacturers;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$101,861	$161,059
Restricted cash	8,451	10,838
Accounts receivable	145,907	138,029
Contract assets	111,228	112,237
Prepaid expenses	19,380	17,621
Other current assets	29,278	34,564
Inventories	5,454	9,420
Current assets of discontinued operations	867	19,307
Total current assets	422,426	503,075
Property, plant and equipment, net	120,787	128,808
Operating lease right of use assets	133,745	136,124
Other noncurrent assets	38,464	36,073
Total assets	$715,422	$804,080

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$250,602	$227,723
Accrued warranty	34,000	37,483
Current maturities of long-term debt	106,163	70,465
Current operating lease liabilities	24,815	22,017
Contract liabilities	4,408	24,021
Current liabilities of discontinued operations	1,777	4,712
Total current liabilities	421,765	386,421
Long-term debt, net of current maturities	448,283	414,728
Noncurrent operating lease liabilities	112,420	117,133
Other noncurrent liabilities	7,213	8,102
Total liabilities	989,681	926,384
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 48,601 shares issued and 47,554 shares outstanding at June 30, 2024 and 100,000 shares authorized, 46,990 shares issued and 46,471 shares outstanding at December 31, 2023	486	470
Paid-in capital	434,975	431,335
Accumulated other comprehensive loss	(9,032)	(7,627)
Accumulated deficit	(688,905)	(536,348)
Treasury stock, at cost, 1,047 shares at June 30, 2024 and 519 shares at December 31, 2023	(11,783)	(10,134)
Total stockholders’ deficit	(274,259)	(122,304)
Total liabilities and stockholders’ deficit	$715,422	$804,080

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net sales	$309,817	$374,021	$603,863	$767,826
Cost of sales	313,562	411,461	613,057	795,512
Startup and transition costs	20,678	3,377	42,907	5,357
Total cost of goods sold	334,240	414,838	655,964	800,869
Gross loss	(24,423)	(40,817)	(52,101)	(33,043)
General and administrative expenses	9,211	6,767	17,614	13,801
Loss on sale of assets and asset impairments	3,083	5,819	4,918	9,412
Restructuring charges, net	298	2,248	480	2,224
Loss from continuing operations	(37,015)	(55,651)	(75,113)	(58,480)
Other income (expense):
Interest expense, net	(22,428)	(1,876)	(43,811)	(4,401)
Foreign currency income (loss)	132	(1,564)	(499)	(2,746)
Miscellaneous income	227	682	2,702	1,115
Total other expense	(22,069)	(2,758)	(41,608)	(6,032)
Loss from continuing operations before income taxes	(59,084)	(58,409)	(116,721)	(64,512)
Income tax provision	(2,412)	(287)	(5,654)	(4,116)
Net loss from continuing operations	(61,496)	(58,696)	(122,375)	(68,628)
Preferred stock dividends and accretion	—	(15,598)	—	(30,771)
Net loss from continuing operations attributable to common stockholders	(61,496)	(74,294)	(122,375)	(99,399)
Net loss from discontinued operations	(29,593)	(6,541)	(30,182)	(18,736)
Net loss attributable to common stockholders	$(91,089)	$(80,835)	$(152,557)	$(118,135)

Weighted-average shares of common stock outstanding:
Basic	47,504	42,517	47,354	42,386
Diluted	47,504	42,517	47,354	42,386

Net loss from continuing operations per common share:
Basic	$(1.30)	$(1.75)	$(2.58)	$(2.35)
Diluted	$(1.30)	$(1.75)	$(2.58)	$(2.35)

Net loss from discontinued operations per common share:
Basic	$(0.62)	$(0.15)	$(0.64)	$(0.44)
Diluted	$(0.62)	$(0.15)	$(0.64)	$(0.44)

Net loss per common share:
Basic	$(1.92)	$(1.90)	$(3.22)	$(2.79)
Diluted	$(1.92)	$(1.90)	$(3.22)	$(2.79)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss from continuing operations attributable to common stockholders	$(61,496)	$(74,294)	$(122,375)	$(99,399)
Net loss from discontinued operations	(29,593)	(6,541)	(30,182)	(18,736)
Net loss attributable to common stockholders	(91,089)	(80,835)	(152,557)	(118,135)
Other comprehensive income (loss):
Foreign currency translation adjustments	(147)	(816)	(1,405)	1,194
Unrealized gain on hedging derivatives, net of taxes of $0 for each of the presented periods	—	1,885	—	1,885
Comprehensive loss	$(91,236)	$(79,766)	$(153,962)	$(115,056)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended June 30, 2024
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	deficit
			(in thousands)
Balance at December 31, 2023	—	$—	46,990	$470	$431,335	$(7,627)	$(536,348)	$(10,134)	$(122,304)
Net loss	—	—	—	—	—	—	(61,468)	—	(61,468)
Other comprehensive (loss)	—	—	—	—	—	(1,258)	—	—	(1,258)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(1,641)	(1,641)
Issuances under share- based compensation plan	—	—	1,524	15	—	—	—	—	15
Share-based compensation expense	—	—	—	—	2,589	—	—	—	2,589
Balance at March 31, 2024	—	—	48,514	485	433,924	(8,885)	(597,816)	(11,775)	(184,067)
Net loss	—	—	—	—	—	—	(91,089)	—	(91,089)
Other comprehensive (loss)	—	—	—	—	—	(147)	—	—	(147)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(8)	(8)
Issuances under share- based compensation plan	—	—	87	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	1,051	—	—	—	1,051
Balance at June 30, 2024	—	$—	48,601	$486	$434,975	$(9,032)	$(688,905)	$(11,783)	$(274,259)

	Six Months Ended June 30, 2023
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	deficit
			(in thousands)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(22,127)	—	(22,127)
Preferred stock dividends	—	10,706	—	—	(10,706)	—	—	—	(10,706)
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,549)	(2,549)
Issuances under share- based compensation plan	—	—	627	6	—	—	—	—	6
Share-based compensation expense	—	—	—	—	2,720	—	—	—	2,720
Accretion of Series A Preferred Stock	—	4,467	—	—	(4,467)	—	—	—	(4,467)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Balance at March 31, 2023	350	325,050	42,996	430	376,527	(13,377)	(356,696)	(10,100)	(3,216)
Net loss	—	—	—	—	—	—	(65,237)	—	(65,237)
Preferred stock dividends	—	11,118	—	—	(11,118)	—	—	—	(11,118)
Other comprehensive income	—	—	—	—	—	1,069	—	—	1,069
Common stock repurchased for treasury	—	—	—	—	—	—	—	(34)	(34)
Issuances under share- based compensation plan	—	—	93	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,926	—	—	—	3,926
Accretion of Series A Preferred Stock	—	4,480	—	—	(4,480)	—	—	—	(4,480)
Balance at June 30, 2023	350	$340,648	43,089	$431	$364,855	$(12,308)	$(421,933)	$(10,134)	$(79,089)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(152,557)	$(87,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,829	20,216
Loss on sale of discontinued operations	5,560	—
Loss on sale of assets and asset impairments	24,287	11,333
Share-based compensation expense	3,640	6,703
Amortization of debt issuance costs	15,654	315
Paid-in-kind interest	22,308	—
Deferred income taxes	(2,414)	(3,827)
Changes in assets and liabilities:
Accounts receivable	(16,747)	18,361
Contract assets and liabilities	(19,018)	(19,946)
Operating lease right of use assets and operating lease liabilities	464	(7,622)
Inventories	331	5,038
Prepaid expenses	(1,599)	1,735
Other current assets	4,905	(10,121)
Other noncurrent assets	(857)	4,599
Accounts payable and accrued expenses	28,678	(42,370)
Accrued warranty	(3,483)	26,941
Other noncurrent liabilities	(889)	1,755
Net cash used in operating activities	(75,908)	(74,254)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,405)	(6,694)
Net cash used in investing activities	(15,405)	(6,694)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	132,500
Purchase of capped calls	—	(18,590)
Payments of debt issuance costs	—	(4,810)
Proceeds from working capital loans	112,621	72,736
Repayments of working capital loans	(80,102)	(71,180)
Principal repayments of finance leases	(610)	(1,014)
Net proceeds from (repayments of) other debt	(853)	1,050
Repurchase of common stock including shares withheld in lieu of income taxes	(1,649)	(2,583)
Net cash provided by financing activities	29,407	108,109
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	131	914
Net change in cash, cash equivalents and restricted cash	(61,775)	28,075
Cash, cash equivalents and restricted cash, beginning of year	172,813	153,069
Cash, cash equivalents and restricted cash, end of period	$111,038	$181,144

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$6,665	$3,178
Cash paid for income taxes, net of refunds	15,283	6,110
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	11,376	893
Property, plant, and equipment obtained in exchange for new finance lease liabilities	235	197
Accrued capital expenditures in accounts payable	3,630	2,973
Paid-in-kind preferred stock dividends and accretion	—	30,771

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	June 30,	December 31,	June 30,	December 31,
	2024	2023	2023	2022
	(in thousands)
Cash and cash equivalents	$101,861	$161,059	$170,096	$133,546
Restricted cash	8,451	10,838	9,239	9,854
Cash and cash equivalents of discontinued operations	726	916	1,809	9,669
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$111,038	$172,813	$181,144	$153,069

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2024, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for full fiscal years on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the potential impact of its adoption on the Company’s audited Consolidated Financial Statements but does not anticipate that such adoption will have a material impact.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for the Company’s fiscal year beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2025 and has not yet determined the potential impact of its adoption on the Company’s audited Consolidated Financial Statements.

Note 2. Discontinued Operations

On June 30, 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the “Automotive” subsidiary) for cash proceeds of one US Dollar. The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023 and March 31, 2024. As a result of the divestiture, the Company recorded an $19.7 million non-cash impairment charge related to property, plant and equipment, and a $5.6 million loss on sale of the discontinued operations. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been reclassified as

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the final stages of shutting down our business operations in China. Our business operations in China comprised the entirety of our "Asia" reporting segment. The shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

The following tables present the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	June 30, 2024
	(in thousands)
	Automotive	Asia	Total
Cash and cash equivalents	$—	$726	$726
Other classes of assets	—	141	141
Total assets of discontinued operations	$—	$867	$867

Accounts payable and accrued expenses	$—	$1,021	$1,021
Accrued restructuring	—	756	756
Total liabilities of discontinued operations	$—	$1,777	$1,777

	December 31, 2023
	(in thousands)
	Automotive	Asia	Total
Cash and cash equivalents	$—	$916	$916
Property, plant and equipment, net	14,204	—	14,204
Other classes of assets that are not major	3,583	604	4,187
Total assets of discontinued operations	$17,787	$1,520	$19,307

Accounts payable and accrued expenses	$1,897	$1,632	$3,529
Accrued restructuring	—	1,183	1,183
Total liabilities of discontinued operations	$1,897	$2,815	$4,712

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30, 2024
	Automotive	Asia	Total
	(in thousands)
Net sales	$7,270	$—	$7,270
Cost of sales	11,305	17	11,322
Gross loss	(4,035)	(17)	(4,052)
Loss on sale of assets and asset impairments	19,712	—	19,712
Loss on sale of discontinued operations	5,560	—	5,560
Restructuring charges, net	465	—	465
Loss from discontinued operations	(29,772)	(17)	(29,789)
Total other income	187	54	241
Income (loss) before income taxes	(29,585)	37	(29,548)
Income tax provision	(45)	—	(45)
Net income (loss) from discontinued operations	$(29,630)	$37	$(29,593)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2023
	Automotive	Asia	Total
	(in thousands)
Net sales	$7,250	$34	$7,284
Cost of sales	13,806	1,667	15,473
Gross loss	(6,556)	(1,633)	(8,189)
Loss on sale of assets and asset impairments	—	(256)	(256)
Restructuring charges, net	—	2	2
Loss from discontinued operations	(6,556)	(1,379)	(7,935)
Total other income	95	1,317	1,412
Loss before income taxes	(6,461)	(62)	(6,523)
Income tax provision	(18)	—	(18)
Net loss from discontinued operations	$(6,479)	$(62)	$(6,541)

	Six Months Ended June 30, 2024
	Automotive	Asia	Total
	(in thousands)
Net sales	$12,286	$—	$12,286
Cost of sales	18,894	71	18,965
Gross loss	(6,608)	(71)	(6,679)
General and administrative expenses	(1,704)	—	(1,704)
(Gain) loss on sale of assets and asset impairments	19,707	(338)	19,369
Loss on sale of discontinued operations	5,560	—	5,560
Restructuring charges, net	465	—	465
Income (loss) from discontinued operations	(30,636)	267	(30,369)
Total other income	180	99	279
Income (loss) before income taxes	(30,456)	366	(30,090)
Income tax provision	(92)	—	(92)
Net income (loss) from discontinued operations	$(30,548)	$366	$(30,182)

	Six Months Ended June 30, 2023
	Automotive	Asia	Total
	(in thousands)
Net sales	$17,511	$2,201	$19,712
Cost of sales	29,136	7,403	36,539
Gross loss	(11,625)	(5,202)	(16,827)
Loss on sale of assets and asset impairments	—	1,921	1,921
Restructuring charges, net	99	1,460	1,559
Loss from discontinued operations	(11,724)	(8,583)	(20,307)
Total other income	80	1,540	1,620
Loss before income taxes	(11,644)	(7,043)	(18,687)
Income tax provision	(49)	—	(49)
Loss from discontinued operations	$(11,693)	$(7,043)	$(18,736)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents summarized cash flows from discontinued operations that are included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities from discontinued operations	$2,625	$(7,852)
Net cash used in investing activities from discontinued operations	(3,387)	(364)
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	(74)	177
Depreciation and amortization	457	1,657

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended June 30, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$158,844	$102,375	$43,071	$304,290
Field service, inspection and repair services sales	2,558	467	2,502	—	5,527
Total net sales	$2,558	$159,311	$104,877	$43,071	$309,817

	Three Months Ended June 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$166,767	$132,614	$63,353	$362,734
Field service, inspection and repair services sales	9,110	211	1,966	—	11,287
Total net sales	$9,110	$166,978	$134,580	$63,353	$374,021

	Six Months Ended June 30, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$311,205	$198,161	$83,829	$593,195
Field service, inspection and repair services sales	6,760	564	3,344	—	10,668
Total net sales	$6,760	$311,769	$201,505	$83,829	$603,863

	Six Months Ended June 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$321,229	$299,451	$129,646	$750,326
Field service, inspection and repair services sales	14,469	389	2,642	—	17,500
Total net sales	$14,469	$321,618	$302,093	$129,646	$767,826

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

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2024	2023	$ Change
	(in thousands)
Gross contract assets	$146,301	$121,483	$24,818
Less: reclassification from contract liabilities	(35,073)	(9,246)	(25,827)
Contract assets	$111,228	$112,237	$(1,009)

	June 30,	December 31,
	2024	2023	$ Change
	(in thousands)
Gross contract liabilities	$39,481	$33,267	$6,214
Less: reclassification to contract assets	(35,073)	(9,246)	(25,827)
Contract liabilities	$4,408	$24,021	$(19,613)

Gross contract assets increased by $24.8 million from December 31, 2023 to June 30, 2024, primarily due to an increase in customer specific material purchases and incremental unbilled production related to startups and transitions during the six months ended June 30, 2024. Gross contract liabilities increased by $6.2 million from December 31, 2023 to June 30, 2024, primarily due to an increase in customer advances during the six months ended June 30, 2024.

For the six months ended June 30, 2024, we recognized $19.6 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.0 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2024	$633,957	61.3%
2025	400,094	38.7
Total remaining performance obligations	$1,034,051	100.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three and six months ended June 30, 2024, net revenue recognized from our performance obligations satisfied in previous periods decreased by $14.6 million and $20.0 million, respectively. For the three and six months ended June 30, 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $11.2 million and $15.5 million, respectively. The decrease for the three and six months ended June 30, 2024 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 13, Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2024 and 2023. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At June 30, 2024 and December 31, 2023, we had $87.1 million and $116.0 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At June 30, 2024, this included $5.0 million in Türkiye, $5.7 million in India, $2.5 million in Mexico and $1.6 million in other countries. As of December 31, 2023, this included $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. We have not experienced losses to date in these accounts. In addition, at June 30, 2024 and December 31, 2023, we had short-term deposits in interest bearing accounts in the U.S. of $8.5 million and $10.8 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets. In addition, at June 30, 2024 and December 31, 2023, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.7 million and $0.9 million, respectively.

Note 5. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Warranty accrual at beginning of period	$37,500	$22,973	$37,483	$22,347
Accrual during the period	2,895	3,225	5,486	6,078
Cost of warranty services provided during the period	(6,262)	(9,570)	(16,867)	(13,834)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	(133)	32,660	7,898	34,697
Warranty accrual at end of period	$34,000	$49,288	$34,000	$49,288

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Debt

Long-term debt, net of current maturities, consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
11% Senior secured term loan—U.S. (1)	$417,349	$395,041
5.25% Convertible senior unsecured notes—U.S. (2)	132,500	132,500
Unsecured financing—EMEA	95,049	62,891
Secured and unsecured working capital—India	13,460	13,902
Equipment finance leases—Mexico	729	1,098
Equipment finance leases—EMEA	533	623
Other equipment finance leases	118	85
Total debt—principal	659,738	606,140
Less: Debt issuance costs	(3,550)	(4,023)
Less: Debt discount (3)	(101,742)	(116,924)
Total debt, net of debt issuance costs and debt discount	554,446	485,193
Less: Current maturities of long-term debt (4)	(106,163)	(70,465)
Long-term debt, net of current maturities	$448,283	$414,728

(1) As of June 30, 2024, includes principal balance of $393.0 million and $24.3 million of paid in kind interest.

(2) The conversion requirements were not satisfied as of June 30, 2024 and as a result, the 5.25% Convertible senior unsecured notes (the “Convertible Notes”) will not be eligible for optional conversion during the third quarter of 2024.

(3) Unamortized debt discount is related to our 11% senior secured term loan. The fair value of the senior secured term loan at issuance was $274.7 million, representing an initial $118.3 million discount. The debt discount is amortized to interest expense using the effective interest method over the term of the debt.

(4) Current maturities of long-term debt are primarily related to outstanding working capital facilities of $91.7 million and $13.5 million in Türkiye and India, respectively.

Note 7. Share-Based Compensation Plans

During the six months ended June 30, 2024, we granted to certain employees an aggregate of 722,534 timed-based restricted stock units (RSUs), 151,795 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2024 through December 31, 2026, 181,371 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2024 through December 31, 2026 and 66,261 stock options. The RSUs that were granted during the period vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement. Additionally, during the six months ended June 30, 2024, we issued 1,022,318 shares related to previous RSU awards with a guaranteed value. These additional shares were issued on the second anniversary of the grant date to maintain the original guaranteed award value.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of goods sold	$197	$1,074	$890	$1,151
General and administrative expenses	965	2,894	2,798	5,374
Total share-based compensation expense	$1,162	$3,968	$3,688	$6,525

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
RSUs	$991	$3,051	$2,905	$5,111
Stock options	172	297	414	451
PSUs	(1)	620	369	963
Total share-based compensation expense	$1,162	$3,968	$3,688	$6,525

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and ten years, some of which may include options to extend the leases up to ten years.

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Total operating lease cost	$12,170	$10,122	$19,423	$20,147

Finance lease cost
Amortization of assets under finance leases	$905	$1,039	$1,994	$2,048
Interest on finance leases	72	32	148	65
Total finance lease cost	$977	$1,071	$2,142	$2,113

Total lease assets and liabilities were as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Operating Leases
Operating lease right of use assets	$133,745	$136,124

Current operating lease liabilities	$24,815	$22,017
Noncurrent operating lease liabilities	112,420	117,133
Total operating lease liabilities	$137,235	$139,150

Finance Leases
Property, plant and equipment, gross	$36,694	$37,044
Less: accumulated depreciation	(30,564)	(29,316)
Total property, plant and equipment, net	$6,130	$7,728

Current maturities of long-term debt	$992	$1,035
Long-term debt, net of current maturities	388	771
Total finance lease liabilities	$1,380	$1,806

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,044	$18,784
Operating cash flows from finance leases	148	65
Financing cash flows from finance leases	610	1,014

Note 9. Income Taxes

For the three and six months ended June 30, 2024, we reported an income tax provision of $2.4 million and $5.7 million, respectively, as compared to an income tax provision of $0.3 million and $4.1 million, respectively, in the comparative prior year periods. The increased income tax provision during the three and six months ended June 30, 2024, resulted primarily from the change in the mix of earnings of foreign jurisdictions.

No changes in tax law occurred during the three and six months ended June 30, 2024, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(61,496)	$(58,696)	$(122,375)	$(68,628)
Preferred stock dividends and accretion	—	(15,598)	—	(30,771)
Net loss from continuing operations attributable to common stockholders	(61,496)	(74,294)	(122,375)	(99,399)
Net loss from discontinued operations	(29,593)	(6,541)	(30,182)	(18,736)
Net loss attributable to common stockholders	$(91,089)	$(80,835)	$(152,557)	$(118,135)

Denominator:
Basic weighted-average shares outstanding	47,504	42,517	47,354	42,386
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	47,504	42,517	47,354	42,386

Loss from continuing operations per common share:
Basic	$(1.30)	$(1.75)	$(2.58)	$(2.35)
Diluted	$(1.30)	$(1.75)	$(2.58)	$(2.35)

Loss from discontinued operations per common share:
Basic	$(0.62)	$(0.15)	$(0.64)	$(0.44)
Diluted	$(0.62)	$(0.15)	$(0.64)	$(0.44)

Loss per common share:
Basic	$(1.92)	$(1.90)	$(3.22)	$(2.79)
Diluted	$(1.92)	$(1.90)	$(3.22)	$(2.79)

Dilutive shares excluded from the calculation due to net losses in the period	577	292	346	485
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	487	76	790	75

We use the if-converted method for calculating any potential dilutive effect of the Convertible Notes on diluted net loss per common share. The Convertible Notes would have a diluted impact on net income per share when the average price of our Common Stock for a given period exceeds the respective conversion price of the Convertible Notes. During the six months ended June 30, 2024 and 2023, we had 8,816,881 potentially issuable shares of Common Stock related to our Convertible Notes that were not included in the computation of diluted net loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Six Months Ended June 30, 2024
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2023	$(7,627)	$—	$(7,627)
Other comprehensive income before reclassifications	(1,258)	—	(1,258)
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	(1,258)	—	(1,258)
Balance at March 31, 2024	(8,885)	—	(8,885)
Other comprehensive income before reclassifications	(147)	—	(147)
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	(147)	—	(147)
Balance at June 30, 2024	$(9,032)	$—	$(9,032)

	Six Months Ended June 30, 2023
	Foreign	Foreign
	currency	exchange
	translation	forward	Total
	adjustments	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,010	—	2,010
Amounts reclassified from AOCL	—	—	—
Net tax effect	—	—	—
Net current period other comprehensive income	2,010	—	2,010
Balance at March 31, 2023	(8,835)	(4,542)	(13,377)
Other comprehensive income before reclassifications	(816)	1,943	1,127
Amounts reclassified from AOCL	—	(58)	(58)
Net tax effect	—	—	—
Net current period other comprehensive income	(816)	1,885	1,069
Balance at June 30, 2023	$(9,651)	$(2,657)	$(12,308)

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion GmbH (Senvion) insolvency estate in the Hamburg District court. The complaint asserts voidance claims against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. In November 2022, the court appointed an independent expert to assess whether Senvion was solvent at the time of the relevant payments. The independent expert has not yet submitted its assessment to the court. We believe we have meritorious defenses to the

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

alleged voidance claims. Due to the current procedural posture of this claim, we have determined that the ultimate outcome cannot be reasonably estimated at this time.

Note 13. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
Nordex	$108,658	35.1%	$114,641	30.7%	$215,353	35.7%	$253,650	33.0%
GE	94,722	30.6	98,923	26.4	194,788	32.3	180,179	23.5
Vestas	86,634	28.0	133,725	35.8	150,334	24.9	277,387	36.1

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	June 30,	December 31,
	2024	2023
Customer	% of Total	% of Total
Nordex	62.4%	61.5%
Enercon	15.6	17.6
GE	11.2	11.5

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net sales by segment:
U.S.	$2,558	$9,110	$6,760	$14,469
Mexico	159,311	166,978	311,769	321,618
EMEA	104,877	134,580	201,505	302,093
India	43,071	63,353	83,829	129,646
Total net sales	$309,817	$374,021	$603,863	$767,826

Net sales by geographic location:
United States	$2,558	$9,110	$6,760	$14,469
Mexico	159,311	166,978	311,769	321,618
Türkiye	104,828	133,194	199,675	300,312
Spain	49	1,386	1,830	1,781
India	43,071	63,353	83,829	129,646
Total net sales	$309,817	$374,021	$603,863	$767,826

Income (loss) from continuing operations:
U.S. (1)	$(8,884)	$(3,446)	$(15,661)	$(7,418)
Mexico	(24,513)	(63,942)	(51,958)	(81,961)
EMEA	(5,817)	5,537	(10,129)	20,934
India	2,199	6,200	2,635	9,965
Total loss from continuing operations	$(37,015)	$(55,651)	$(75,113)	$(58,480)

	June 30,	December 31,
	2024	2023
	(in thousands)
Property, plant and equipment, net:
U.S.	$9,573	$10,660
Mexico	46,227	49,921
EMEA	39,481	40,435
India	25,506	27,792
Total property, plant and equipment, net	$120,787	$128,808

(1) The losses from operations in our U.S. segment includes corporate general and administrative costs of $9.2 million and $17.6 million, respectively, for the three and six months ended June 30, 2024, and $6.8 million and $13.8 million, respectively, in the comparative prior year periods.

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

Discontinued Operations

In June 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the “Automotive” subsidiary) for cash proceeds of one US Dollar. The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023 and March 31, 2024. As a result of the divestiture, the Company recorded an $19.7 million non-cash impairment charge related to property, plant and equipment, and a $5.6 million loss on sale of the discontinued operations. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. The global demand for clean energy continues to rise, driven by factors such as the growing need for data centers, semiconductor chip manufacturers, the adoption of electric vehicles, and the electrification of buildings. Over the course of the past few years, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the IRA in the U.S. and several policy initiatives in the EU that are expected to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the U.S. and Europe, these policy trends are expected to have a material impact on our business and the pace of long-term growth.

Despite these favorable long-term policy trends, we expect reduced demand in the near term while the wind industry still awaits clarity on critical details on implementing key components of the IRA, the potential impact on provisions of the IRA depending on the outcome of the U.S. elections in November and more robust policies in the EU. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, elevated interest rates and inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery. We expect sales in 2024 to be down slightly from 2023 due to these factors and lower utilization for our manufacturing lines that are in startup or transition. However, we expect sales in the second half of 2024 to be higher than the first half of the year as we expect the lines that are in startup and transition will achieve serial production resulting in at least mid-single digit adjusted EBITDA margins and positive free cash flow. We also expect sales of our wind blades to increase moderately in 2025 due to increased forecasted demand from our customers primarily for wind blades in the US market but partially offset by lower forecasted demand for wind blades in the European market.

Effective June 30, 2024, we shut down the Matamoros, Mexico manufacturing facility for Nordex that we took over from them in July 2021. Our results of operations were adversely impacted by the performance of this facility due to higher than anticipated losses driven by cancelled orders and production inefficiencies resulting from Nordex’s request for us to shut down the plant at the conclusion of the contract on June 30, 2024, including releasing all associates working in the factory. While Nordex funded all of our severance costs for the headcount reduction, our results of operations for the three and six months ended June 30, 2024 were negatively impacted by significantly less demand from Nordex than expected and production inefficiencies relating to the closure of the facility. We experienced a loss from operations of $21.9 million and $31.4 million at this facility for the three and six months ended June 30, 2024, respectively, and a loss from operations of $13.1 million and $19.8 million at this facility for the three and six months ended June 30, 2023, respectively. The increase in this loss from operations compared to the prior year was primarily due to a 66% and 44% decrease for the three and six month periods, respectively, in the volume of wind blades produced, due to environmental conditions at this facility affecting production in early 2024 and cancelled orders along with inefficiencies resulting from the closure of the facility in the second quarter of 2024. The loss from operations for the three and six months ended June 30, 2024, was reduced by the impact of $5.0 million in additional fees received from Nordex related to the cancelled orders and production inefficiencies during the closure of the facility.

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

KEY FINANCIAL MEASURES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net sales	$309,817	$374,021	$603,863	$767,826
Net loss from continuing operations	(61,496)	(58,696)	(122,375)	(68,628)
EBITDA (1)	(29,322)	(46,890)	(57,538)	(41,552)
Adjusted EBITDA (1)	(24,911)	(33,291)	(47,953)	(20,645)
Capital expenditures (2)			15,405	6,694
Free cash flow (1)(2)			(91,313)	(80,948)

	June 30,	December 31,
	2024	2023
	(in thousands)
Total debt, net of debt issuance costs and debt discount	$554,446	$485,193
Net debt (1)	(451,859)	(323,218)

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)
Net loss attributable to common stockholders	$(91,089)	$(80,835)	$(152,557)	$(118,135)
Net loss from discontinued operations	29,593	6,541	30,182	18,736
Net loss from continuing operations attributable to common stockholders	(61,496)	(74,294)	(122,375)	(99,399)
Preferred stock dividends and accretion	—	15,598	—	30,771
Net loss from continuing operations	(61,496)	(58,696)	(122,375)	(68,628)
Adjustments:
Depreciation and amortization	7,334	9,643	15,372	18,559
Interest expense, net	22,428	1,876	43,811	4,401
Income tax provision	2,412	287	5,654	4,116
EBITDA	(29,322)	(46,890)	(57,538)	(41,552)
Share-based compensation expense	1,162	3,968	3,688	6,525
Foreign currency (income) loss	(132)	1,564	499	2,746
Loss on sale of assets and asset impairments	3,083	5,819	4,918	9,412
Restructuring charges, net	298	2,248	480	2,224
Adjusted EBITDA	$(24,911)	$(33,291)	$(47,953)	$(20,645)

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(75,908)	$(74,254)
Capital expenditures	(15,405)	(6,694)
Free cash flow	$(91,313)	$(80,948)

Net cash (debt) is reconciled as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$101,861	$161,059
Cash and cash equivalents of discontinued operations	726	916
Total debt, net of debt issuance costs and debt discount	(554,446)	(485,193)
Net debt	$(451,859)	$(323,218)

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sets	473	661	961	1,316
Estimated megawatts	2,024	2,910	4,074	5,858
Utilization	63%	85%	65%	84%
Dedicated manufacturing lines	38	37	38	37
Manufacturing lines installed	38	37	38	37
Wind blade ASP (in $ thousands)	$208	$179	$197	$187

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and six months ended June 30, 2024 and 2023 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	101.2	110.0	101.5	103.6
Startup and transition costs	6.7	0.9	7.1	0.7
Total cost of goods sold	107.9	110.9	108.6	104.3
Gross loss	(7.9)	(10.9)	(8.6)	(4.3)
General and administrative expenses	2.9	1.8	2.9	1.8
Loss on sale of assets and asset impairments	1.0	1.6	0.8	1.2
Restructuring charges, net	0.1	0.6	0.1	0.3
Loss from continuing operations	(11.9)	(14.9)	(12.4)	(7.6)
Total other expense	(7.2)	(0.7)	(6.9)	(0.8)
Loss before income taxes	(19.1)	(15.6)	(19.3)	(8.4)
Income tax provision	(0.7)	(0.1)	(1.0)	(0.5)
Net loss from continuing operations	(19.8)	(15.7)	(20.3)	(8.9)
Preferred stock dividends and accretion	—	(4.2)	—	(4.0)
Net loss attributable to common stockholders from continuing operations	(19.8)	(19.9)	(20.3)	(12.9)
Net loss from discontinued operations	(9.6)	(1.7)	(5.0)	(2.5)
Net loss attributable to common stockholders	(29.4)%	(21.6)%	(25.3)%	(15.4)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$304,290	$362,734	$(58,444)	(16.1)%	$593,195	$750,326	$(157,131)	(20.9)%
Field service, inspection and repair services sales	5,527	11,287	(5,760)	(51.0)	10,668	17,500	(6,832)	(39.0)
Total net sales	$309,817	$374,021	$(64,204)	(17.2)%	$603,863	$767,826	$(163,963)	(21.4)%

The decrease in net sales of wind blades, tooling and other wind related sales (collectively, Wind) for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a 28% and 27% decrease for the three and six month periods, respectively, in the number of wind blades produced due primarily to the number and pace of startups and transitions, expected volume declines based on market activity levels, cancelled orders for the Nordex Matamoros facility, and unfavorable foreign currency fluctuations. This decrease was partially offset by higher average sales prices of wind blades due to changes in the mix of wind blade models produced, in particular the startup of production at one of our previously idled facilities in Juarez, Mexico, and an increase in tooling sales in preparation for manufacturing line startups and transitions. The decrease in field service, inspection and repair services (collectively, Field Services) sales for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 1.1% and a favorable impact of 0.1% on the EMEA segment's net sales, respectively, during the three and six months ended June 30, 2024 as compared to the same periods in 2023.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
U.S.	$2,558	$9,110	$(6,552)	(71.9)%	$6,760	$14,469	$(7,709)	(53.3)%
Mexico	159,311	166,978	(7,667)	(4.6)	311,769	321,618	(9,849)	(3.1)
EMEA	104,877	134,580	(29,703)	(22.1)	201,505	302,093	(100,588)	(33.3)
India	43,071	63,353	(20,282)	(32.0)	83,829	129,646	(45,817)	(35.3)
Total net sales	$309,817	$374,021	$(64,204)	(17.2)%	$603,863	$767,826	$(163,963)	(21.4)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Field service, inspection and repair services sales	$2,558	$9,110	$(6,552)	(71.9)%	$6,760	$14,469	$(7,709)	(53.3)%
Total net sales	$2,558	$9,110	$(6,552)	(71.9)%	$6,760	$14,469	$(7,709)	(53.3)%

The decrease in Field Services for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$158,844	$166,767	$(7,923)	(4.8)%	$311,205	$321,229	$(10,024)	(3.1)%
Field service, inspection and repair services sales	467	211	256	121.3	564	389	175	45.0
Total net sales	$159,311	$166,978	$(7,667)	(4.6)%	$311,769	$321,618	$(9,849)	(3.1)%

The decrease in the Mexico segment’s net sales of Wind for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a 27% and 19% net decrease, for the three and six month periods respectively, in the number of wind blades produced across our Mexico manufacturing facilities, partially offset by higher average sales prices of wind blades in Mexico due to changes in the mix of wind blade models produced and the impact of inflation on wind blade prices. The change in volume was primarily associated with decreased production at one of our Matamoros, Mexico manufacturing facilities due to the transition of several of the manufacturing lines at this facility to larger wind blade models that have not yet achieved serial production levels. The change in volume was also due to a decrease in the number of wind blades produced at the Nordex Matamoros, Mexico facility, primarily due to cancelled orders and production inefficiencies resulting from Nordex’s request for us to shut down the plant at the conclusion of the contract on June 30, 2024. These decreases were partially offset by a combined increase in volume across our facilities in Juarez, Mexico, including the restart of production at one of our previously idled facilities, and a $6.1 million increase in tooling sales in preparation for manufacturing line startups and transitions.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$102,375	$132,614	$(30,239)	(22.8)%	$198,161	$299,451	$(101,290)	(33.8)%
Field service, inspection and repair services sales	2,502	1,966	536	27.3	3,344	2,642	702	26.6
Total net sales	$104,877	$134,580	$(29,703)	(22.1)%	$201,505	$302,093	$(100,588)	(33.3)%

The decrease in the EMEA segment’s net sales of Wind for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a 31% and 37% decrease, for the three and six month periods respectively, in the number of wind blades produced due to reduced market demand for one of our customers' wind blade models at one of our Türkiye manufacturing facilities and the transition of certain manufacturing lines to a different customers' wind blade model at our other Türkiye facility, as well as unfavorable foreign currency fluctuations. These decreases were partially offset by higher average sales prices of wind blades in Türkiye due to such changes in the mix of wind blade models produced. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 1.1% and a favorable impact of 0.1% on the EMEA segment's net sales, respectively, during the three and six months ended June 30, 2024, as compared to the same periods in 2023.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$43,071	$63,353	$(20,282)	(32.0)%	$83,829	$129,646	$(45,817)	(35.3)%
Total net sales	$43,071	$63,353	$(20,282)	(32.0)%	$83,829	$129,646	$(45,817)	(35.3)%

The decrease in the India segment’s net sales of Wind for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a 27% and 25% decrease, for the three and six month periods respectively, in the number of wind blades produced due to a decrease in market demand for one of our customers' wind blades models produced at this facility, and lower average sales prices due to the impact of raw material and logistic cost reductions on wind blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Cost of sales	$313,562	$411,461	$(97,899)	(23.8)%	$613,057	$795,512	$(182,455)	(22.9)%
Startup costs	7,319	—	7,319	NM	13,682	—	13,682	NM
Transition costs	13,359	3,377	9,982	NM	29,225	5,357	23,868	NM
Total startup and transition costs	20,678	3,377	17,301	NM	42,907	5,357	37,550	NM
Total cost of goods sold	$334,240	$414,838	$(80,598)	(19.4)%	$655,964	$800,869	$(144,905)	(18.1)%
% of net sales	107.9%	110.9%		(3.0)%	108.6%	104.3%		4.3%

NM – not meaningful

Total cost of goods sold as a percentage of net sales decreased by approximately 3.0% for the three months ended June 30, 2024, as compared to the same period in 2023, primarily related to the $32.7 million warranty charge recorded in the second quarter of the prior year. Total cost of goods sold as a percentage of net sales increased by approximately 4.3% for the six months ended June 30, 2024, as compared to the same period in 2023, primarily driven by an increase in startup and transition costs associated with four manufacturing lines in startup in Juarez, Mexico at a previously idle manufacturing facility, two manufacturing lines in transition at one of our Türkiye facilities where two longer blade models are replacing three blade models due to space considerations, and four manufacturing lines in transition at one of our Matamoros, Mexico manufacturing facilities. The increase in cost of goods sold as a percentage of net sales was also due to increased labor costs in Türkiye and Mexico as a result of wage increases, and continued cost challenges at facilities in Matamoros, Mexico, including a $31.4 million loss from operations for the six months ended June 30, 2024 at our facility that we operated for Nordex. These increases were partially offset for the six months ended June 30, 2024 compared to the same period in 2023 due to the $32.7 million warranty charge recorded in the second quarter of the prior year. The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 5.0% and 4.7%, respectively, on consolidated cost of goods sold for the three and six months ended June 30, 2024, as compared to the same periods in 2023.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$9,211	$6,767	$2,444	36.1%	$17,614	$13,801	$3,813	27.6%
% of net sales	2.9%	1.8%		1.1%	2.9%	1.8%		1.1%

General and administrative expenses as a percentage of net sales increased by approximately 1.1% for both the three and six months ended June 30, 2024, as compared to the same periods in 2023, and was primarily driven by an increase in accrued bonus compensation, and professional service and consulting fees, partially offset by reduced share-based compensation and depreciation expenses.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Loss on sale of receivables	$2,540	$5,825	$(3,285)	(56.4)%	$3,927	$9,389	$(5,462)	(58.2)%
Loss on sale of other assets	543	(6)	549	NM	991	23	968	NM
Total loss on sale of assets and asset impairments	$3,083	$5,819	$(2,736)	(47.0)	$4,918	$9,412	$(4,494)	(47.7)
% of net sales	1.0%	1.6%		(0.6)%	0.8%	1.2%		(0.4)%

The decrease in loss on sale of assets and asset impairments for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a decrease in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
U.S.	$(8,884)	$(3,446)	$(5,438)	(157.8)%	$(15,661)	$(7,418)	$(8,243)	(111.1)%
Mexico	(24,513)	(63,942)	39,429	61.7	(51,958)	(81,961)	30,003	36.6
EMEA	(5,817)	5,537	(11,354)	NM	(10,129)	20,934	(31,063)	(148.4)
India	2,199	6,200	(4,001)	(64.5)	2,635	9,965	(7,330)	(73.6)
Total income (loss) from continuing operations	$(37,015)	$(55,651)	$18,636	NM	$(75,113)	$(58,480)	$(16,633)	(28.4)%
% of net sales	(11.9)%	(14.9)%		3.0%	(12.4)%	(7.6)%		(4.8)%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the three and six months ended June 30, 2024, as compared to the same periods in 2023 was primarily due to a reduction in field services sales as technicians spent time on non-revenue generating inspection and repair activities. The increase in the loss was also impacted by an increase in accrued bonus compensation expense, an increase in professional service and consulting fees, and recoveries of COVID-19-related relief for payroll tax credits in the prior comparative period that were not in the current period, partially offset by reduced share-based compensation and depreciation expenses.

Mexico Segment

The decrease in loss from operations in the Mexico segment for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to lower warranty costs as compared to the prior comparative period at one of our Juarez, Mexico facilities, and higher average sales prices in the current period due to a change in the mix of wind blades. This was offset by a 27% and 19% net decrease, for the three and six month periods respectively, in the volume of wind blades produced, increased startup and transition costs, increased labor costs, continued cost challenges at our facilities in Matamoros, Mexico, and unfavorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 0.4% and 1.2%, respectively, on the Mexico segment’s cost of goods sold for the three and six months ended June 30, 2024, as compared to the same periods in 2023.

EMEA Segment

The increase in loss from operations in the EMEA segment for the three and six months ended June 30, 2024, as compared to the same periods in 2023 was primarily due to a 31% and 37% decrease, for the three and six month periods respectively, in the volume of wind blades produced, increased startup and transition costs, inflation impacting operating costs that we were not able to pass on to our customers, and increased labor costs as a result of wage increases in Türkiye. These decreases were partially offset by an increase in wind blade prices, cost savings initiatives, and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 17.7% and 18.3%, respectively, on the EMEA segment's cost of goods sold, for the three and six months ended June 30, 2024, as compared to the same periods in 2023.

India Segment

The decrease in income from operations in the India segment for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a 27% and 25% decrease, for the three and six month periods respectively, in the volume of wind blades produced and lower average sales prices.

Other income (expense)

The following table summarizes our total other income (expense) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(22,428)	$(1,876)	$(20,552)	NM	$(43,811)	$(4,401)	$(39,410)	NM
Foreign currency loss	132	(1,564)	1,696	108.4	(499)	(2,746)	2,247	81.8
Miscellaneous income	227	682	(455)	(66.7)	2,702	1,115	1,587	142.3
Total other expense	$(22,069)	$(2,758)	$(19,311)	NM	$(41,608)	$(6,032)	$(35,576)	NM
% of net sales	-7.2%	-0.7%		(6.5)%	-6.9%	-0.8%		(6.1)%

Total other expense as a percentage of net sales increased by 6.5% and 6.1%, respectively, for the three and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our 11% senior secured term loan in the fourth quarter of 2023.

Income taxes

The following table summarizes our income taxes for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Income tax provision	$(2,412)	$(287)	$(2,125)	NM	$(5,654)	$(4,116)	$(1,538)	(37.4)%
Effective tax rate	(0.7)%	(0.1)%		(0.6)%	(1.0)%	(0.5)%		(0.5)%

See Note 9, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and six months ended June 30, 2024 and 2023.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Net loss from continuing operations	$(61,496)	$(58,696)	$(2,800)	(4.8)%	$(122,375)	$(68,628)	$(53,747)	(78.3)%

The increase in the net loss from continuing operations for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to the reasons set forth above.

Net loss from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Net loss from discontinued operations	$(29,593)	$(6,541)	$(23,052)	NM	$(30,182)	$(18,736)	$(11,446)	(61.1)%

The increase in net loss from discontinued operations for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to divestiture of our Automotive subsidiary in June 2024, which resulted in approximately $19.7 million of asset impairment charges related to property, plant and equipment, and $5.6 million of loss on the sale of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, new facility startup costs, the impact of line startups and transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and term debt, and proceeds received from the issuance of stock.

We had net proceeds under all of our various financing arrangements of $31.1 million for the six months ended June 30, 2024 as compared to net proceeds under our financing arrangements of $110.7 million in the comparable period of 2023, primarily due to the issuance of the Convertible Notes in the prior comparative period. As of June 30, 2024 and December 31, 2023, we had $554.4 million and $485.2 million in outstanding indebtedness, net of issuance costs and debt discount, respectively. As of June 30, 2024, $106.2 million of outstanding indebtedness, consisting primarily of our working capital facilities in Türkiye and India, matures within the next twelve months. As of June 30, 2024, we had an aggregate of $57.8 million of remaining capacity for cash and non-cash financing, including $51.8 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

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

At June 30, 2024 and December 31, 2023, we had unrestricted cash, cash equivalents and short-term investments totaling $101.9 million and $161.1 million, respectively. The June 30, 2024 balance includes $14.8 million of cash located outside of the United States, including $5.0 million in Türkiye, $5.7 million in India, $2.5 million in Mexico and $1.6 million in other countries. The December 31, 2023 balance included $45.0 million of cash located outside of the U.S., $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. In addition to these amounts, at June 30, 2024 and December 31, 2023 we had $0.7 million and $0.9 million, respectively, of unrestricted cash and cash equivalents related to our discontinued operations which is held outside of the U.S.

Financing Facilities

Our total principal amount of debt outstanding as of June 30, 2024 was $659.7 million, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 6, Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	$ Change
	(in thousands)
Net cash used in operating activities	$(75,908)	$(74,254)	$(1,654)
Net cash used in investing activities	(15,405)	(6,694)	(8,711)
Net cash provided by financing activities	29,407	108,109	(78,702)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	131	914	(783)
Net change in cash, cash equivalents and restricted cash	$(61,775)	$28,075	$(89,850)

Operating Cash Flows

Net cash used in operating activities increased by $1.7 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to an increase in net losses during the current period, an increase in cash paid for income taxes, and working capital changes, offset by higher payments in the prior comparative period related to restructuring activities associated with the shutdown of our China operations at the end of 2022.

Investing Cash Flows

Net cash used in investing activities increased by $8.7 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to capital expenditures for the startup and transition of our manufacturing lines at our facilities in Mexico and Türkiye.

Financing Cash Flows

Net cash provided by financing activities decreased by $78.7 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the proceeds from the Convertible Notes in the prior comparative period.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of June 30, 2024:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Asia and Mexico	LIBOR plus 1.00%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and six months ended June 30, 2024, $124.1 million and $219.1 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $283.3 million and $507.7 million, respectively, in the comparative prior year period.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $8.1 million for the six months ended June 30, 2024.

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

Resin, resin systems, and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 52% of the resin and resin systems, and approximately 71% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin and carbon fiber costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin, resin systems, and carbon fiber, we believe that a 10% change in the current forecasted price of resin, resin systems and carbon fiber for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $5.7 million for the six months ended June 30, 2024. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems and carbon fiber.

Interest Rate Risk. As of June 30, 2024, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

2.1*	Stock Purchase Agreement, among TPI Composites, Inc., Composite Solutions, Inc., TPI, Inc., and CCI Global Water Fund LP, dated June 17, 2024

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

TPI COMPOSITES, INC.

Date: August 8, 2024	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)