Form 10-Q
period 2024-09-30
TPI COMPOSITES, INC
filed 2024-11-07
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, there were 47,562,684 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)	4

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	4

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	5

	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2024 and 2023	6

	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023	7

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	10

	Notes to Condensed Consolidated Financial Statements (Unaudited)	12

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37

ITEM 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	39

ITEM 1A.	Risk Factors	39

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3.	Defaults Upon Senior Securities	39

ITEM 4.	Mine Safety Disclosures	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	40

SIGNATURES		41

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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$125,871	$161,059
Restricted cash	9,576	10,838
Accounts receivable	150,186	138,029
Contract assets	124,851	112,237
Prepaid expenses	19,940	17,621
Other current assets	26,775	34,564
Inventories	4,518	9,420
Assets held for sale	4,966	—
Current assets of discontinued operations	865	19,307
Total current assets	467,548	503,075
Property, plant and equipment, net	116,282	128,808
Operating lease right of use assets	130,739	136,124
Other noncurrent assets	38,076	36,073
Total assets	$752,645	$804,080

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$286,245	$227,723
Accrued warranty	35,251	37,483
Current maturities of long-term debt	139,845	70,465
Current operating lease liabilities	26,100	22,017
Contract liabilities	2,768	24,021
Liabilities held for sale	1,073	—
Current liabilities of discontinued operations	1,782	4,712
Total current liabilities	493,064	386,421
Long-term debt, net of current maturities	465,989	414,728
Noncurrent operating lease liabilities	108,096	117,133
Other noncurrent liabilities	7,491	8,102
Total liabilities	1,074,640	926,384
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 48,618 shares issued and 47,563 shares outstanding at September 30, 2024 and 100,000 shares authorized, 46,990 shares issued and 46,471 shares outstanding at December 31, 2023	486	470
Paid-in capital	436,617	431,335
Accumulated other comprehensive loss	(18,311)	(7,627)
Accumulated deficit	(728,973)	(536,348)
Treasury stock, at cost, 1,055 shares at September 30, 2024 and 519 shares at December 31, 2023	(11,814)	(10,134)
Total stockholders’ deficit	(321,995)	(122,304)
Total liabilities and stockholders’ deficit	$752,645	$804,080

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net sales	$380,762	$370,242	$984,625	$1,138,068
Cost of sales	369,882	367,915	982,939	1,163,429
Startup and transition costs	8,113	4,817	51,020	10,174
Total cost of goods sold	377,995	372,732	1,033,959	1,173,603
Gross profit (loss)	2,767	(2,490)	(49,334)	(35,535)
General and administrative expenses	4,717	8,817	22,331	22,618
Loss on sale of assets and asset impairments	9,196	5,164	14,114	14,576
Restructuring charges, net	428	710	908	2,934
Loss from continuing operations	(11,574)	(17,181)	(86,687)	(75,663)
Other income (expense):
Interest expense, net	(24,194)	(1,625)	(68,005)	(6,026)
Foreign currency loss	(2,346)	(511)	(2,845)	(3,257)
Miscellaneous income	759	376	3,461	1,491
Total other expense	(25,781)	(1,760)	(67,389)	(7,792)
Loss from continuing operations before income taxes	(37,355)	(18,941)	(154,076)	(83,455)
Income tax provision	(1,241)	(8,007)	(6,895)	(12,123)
Net loss from continuing operations	(38,596)	(26,948)	(160,971)	(95,578)
Preferred stock dividends and accretion	—	(16,031)	—	(46,802)
Net loss from continuing operations attributable to common stockholders	(38,596)	(42,979)	(160,971)	(142,380)
Net loss from discontinued operations	(1,472)	(29,867)	(31,654)	(48,601)
Net loss attributable to common stockholders	$(40,068)	$(72,846)	$(192,625)	$(190,981)

Weighted-average shares of common stock outstanding:
Basic	47,556	42,570	47,422	42,448
Diluted	47,556	42,570	47,422	42,448

Net loss from continuing operations per common share:
Basic	$(0.81)	$(1.01)	$(3.39)	$(3.36)
Diluted	$(0.81)	$(1.01)	$(3.39)	$(3.36)

Net loss from discontinued operations per common share:
Basic	$(0.03)	$(0.70)	$(0.67)	$(1.14)
Diluted	$(0.03)	$(0.70)	$(0.67)	$(1.14)

Net loss per common share:
Basic	$(0.84)	$(1.71)	$(4.06)	$(4.50)
Diluted	$(0.84)	$(1.71)	$(4.06)	$(4.50)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss from continuing operations attributable to common stockholders	$(38,596)	$(42,979)	$(160,971)	$(142,380)
Net loss from discontinued operations	(1,472)	(29,867)	(31,654)	(48,601)
Net loss attributable to common stockholders	(40,068)	(72,846)	(192,625)	(190,981)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,213	(3,052)	(192)	(1,858)
Unrecognized actuarial losses	(11,240)	—	(11,240)	—
Amortization of unrecognized actuarial losses	748	—	748	—
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	901	—	901
Unrealized gain on hedging derivatives, net of taxes of $0 for each of the presented periods	—	318	—	2,261
Reclassification of loss on hedging derivatives, net of taxes of $0 for each of the presented periods	—	3,307	—	3,249
Comprehensive loss	$(49,347)	$(71,372)	$(203,309)	$(186,428)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended September 30, 2024
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	deficit
			(in thousands)
Balance at December 31, 2023	—	$—	46,990	$470	$431,335	$(7,627)	$(536,348)	$(10,134)	$(122,304)
Net loss	—	—	—	—	—	—	(61,468)	—	(61,468)
Other comprehensive loss	—	—	—	—	—	(1,258)	—	—	(1,258)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(1,641)	(1,641)
Issuances under share- based compensation plan	—	—	1,524	15	—	—	—	—	15
Share-based compensation expense	—	—	—	—	2,589	—	—	—	2,589
Balance at March 31, 2024	—	—	48,514	485	433,924	(8,885)	(597,816)	(11,775)	(184,067)
Net loss	—	—	—	—	—	—	(91,089)	—	(91,089)
Other comprehensive loss	—	—	—	—	—	(147)	—	—	(147)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(8)	(8)
Issuances under share- based compensation plan	—	—	87	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	1,051	—	—	—	1,051
Balance at June 30, 2024	—	—	48,601	486	434,975	(9,032)	(688,905)	(11,783)	(274,259)
Net loss	—	—	—	—	—	—	(40,068)	—	(40,068)
Other comprehensive loss	—	—	—	—	—	(9,279)	—	—	(9,279)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(31)	(31)
Issuances under share- based compensation plan	—	—	17	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	1,642	—	—	—	1,642
Balance at September 30, 2024	—	$—	48,618	$486	$436,617	$(18,311)	$(728,973)	$(11,814)	$(321,995)

	Nine Months Ended September 30, 2023
						Accumulated
	Series A Preferred Stock		Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	deficit
			(in thousands)
Balance at December 31, 2022	350	$309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(22,127)	—	(22,127)
Preferred stock dividends	—	10,706	—	—	(10,706)	—	—	—	(10,706)
Other comprehensive income	—	—	—	—	—	2,010	—	—	2,010
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,549)	(2,549)
Issuances under share- based compensation plan	—	—	627	6	—	—	—	—	6
Share-based compensation expense	—	—	—	—	2,720	—	—	—	2,720
Accretion of Series A Preferred Stock	—	4,467	—	—	(4,467)	—	—	—	(4,467)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Balance at March 31, 2023	350	325,050	42,996	430	376,527	(13,377)	(356,696)	(10,100)	(3,216)
Net loss	—	—	—	—	—	—	(65,237)	—	(65,237)
Preferred stock dividends	—	11,118	—	—	(11,118)	—	—	—	(11,118)
Other comprehensive income	—	—	—	—	—	1,069	—	—	1,069
Common stock repurchased for treasury	—	—	—	—	—	—	—	(34)	(34)
Issuances under share- based compensation plan	—	—	93	1	—	—	—	—	1
Share-based compensation expense	—	—	—	—	3,926	—	—	—	3,926
Accretion of Series A Preferred Stock	—	4,480	—	—	(4,480)	—	—	—	(4,480)
Balance at June 30, 2023	350	340,648	43,089	431	364,855	(12,308)	(421,933)	(10,134)	(79,089)
Net loss	—	—	—	—	—	—	(56,815)	—	(56,815)
Preferred stock dividends	—	11,549	—	—	(11,549)	—	—	—	(11,549)
Other comprehensive income	—	—	—	—	—	1,474	—	—	1,474
Common stock repurchased for treasury	—	—	—	—	—	—	—	—	—
Issuances under share- based compensation plan	—	—	2	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	2,624	—	—	—	2,624
Accretion of Series A Preferred Stock	—	4,482	—	—	(4,482)	—	—	—	(4,482)

Balance at September 30, 2023	350	$356,679	43,091	$431	$351,448	$(10,834)	$(478,748)	$(10,134)	$(147,837)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(192,625)	$(144,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,526	29,798
Provision for credit losses	—	20,929
Loss on sale of discontinued operations	6,298	—
Loss on sale of assets and asset impairments	33,484	16,748
Share-based compensation expense	5,282	9,278
Amortization of debt issuance costs	23,886	552
Paid-in-kind interest	34,041	—
Deferred income taxes	(3,306)	(1,937)
Changes in assets and liabilities:
Accounts receivable	(27,030)	28,122
Contract assets and liabilities	(38,156)	3,179
Operating lease right of use assets and operating lease liabilities	431	(8,577)
Inventories	1,240	6,358
Prepaid expenses	(2,130)	3,637
Other current assets	7,074	(8,248)
Other noncurrent assets	1,331	5,824
Accounts payable and accrued expenses	54,653	(70,043)
Accrued warranty	(2,232)	20,608
Other noncurrent liabilities	(610)	2,043
Net cash used in operating activities	(74,843)	(85,908)
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,079)	(15,846)
Proceeds from sale of business	—	12,836
Net cash used in investing activities	(22,079)	(3,010)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	132,500
Purchase of capped calls	—	(18,590)
Payments of debt issuance costs	—	(4,810)
Proceeds from working capital loans	160,742	120,370
Repayments of working capital loans	(98,788)	(117,293)
Principal repayments of finance leases	(938)	(1,038)
Net proceeds from other debt	1,440	473
Repurchase of common stock including shares withheld in lieu of income taxes	(1,680)	(2,583)
Net cash provided by financing activities	60,776	109,029
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(485)	700
Net change in cash, cash equivalents and restricted cash	(36,631)	20,811
Cash, cash equivalents and restricted cash, beginning of year	172,813	153,069
Cash, cash equivalents and restricted cash, end of period	$136,182	$173,880

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$12,863	$8,151
Cash paid for income taxes, net of refunds	17,829	15,742
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	11,376	2,344
Property, plant, and equipment obtained in exchange for new finance lease liabilities	258	197
Accrued capital expenditures in accounts payable	4,358	2,574
Paid-in-kind preferred stock dividends and accretion	—	46,802

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	September 30,	December 31,	September 30,	December 31,
	2024	2023	2023	2022
	(in thousands)
Cash and cash equivalents	$125,871	$161,059	$160,648	$133,546
Restricted cash	9,576	10,838	9,300	9,854
Cash and cash equivalents of discontinued operations	735	916	3,932	9,669
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$136,182	$172,813	$173,880	$153,069

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2024, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

We are exploring alternatives for the divestiture of our tooling business as part of our continued prioritization of capital for growth in the wind blade business, and as of September 30, 2024, we met the criteria to classify $5.0 million of assets and $1.1 million of liabilities as held for sale in our condensed consolidated balance sheets. The assets held for sale primarily relate to net property, plant and equipment, inventory, and accounts receivable. The liabilities held for sale primarily relate to accounts payable and other accrued expenses. Upon classifying the assets as held for sale, we recognized $3.9 million of impairment charges during the three months ended September 30, 2024.

References to TPI Composites, Inc, the “Company,” “we,” “us” or “our” in these notes refer to TPI Composites, Inc. and its consolidated subsidiaries.

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for annual disclosure requirements on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the potential impact of its adoption on the Company’s audited Consolidated Financial Statements but does not anticipate that such adoption will have a material impact.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Discontinued Operations

On June 30, 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023 and March 31, 2024. As a result of the divestiture, the Company recorded a $19.7 million non-cash impairment charge related to property, plant and equipment, and a $6.3 million loss on sale of the discontinued operations for the nine months ended September 30, 2024. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022 and are in the process of shutting down our business operations in China. Our business operations in China comprised the entirety of our "Asia" reporting segment. The shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

The following tables present the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	September 30, 2024
	(in thousands)
	Automotive	Asia	Total
Cash and cash equivalents	$—	$735	$735
Other classes of assets	—	130	130
Total assets of discontinued operations	$—	$865	$865

Accounts payable and accrued expenses	$—	$1,020	$1,020
Accrued restructuring	—	762	762
Total liabilities of discontinued operations	$—	$1,782	$1,782

	December 31, 2023
	(in thousands)
	Automotive	Asia	Total
Cash and cash equivalents	$—	$916	$916
Property, plant and equipment, net	14,204	—	14,204
Other classes of assets that are not major	3,583	604	4,187
Total assets of discontinued operations	$17,787	$1,520	$19,307

Accounts payable and accrued expenses	$1,897	$1,632	$3,529
Accrued restructuring	—	1,183	1,183
Total liabilities of discontinued operations	$1,897	$2,815	$4,712

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30, 2024
	Automotive	Asia	Total
	(in thousands)
Net sales	$—	$—	$—
Cost of sales	321	18	339
Gross loss	(321)	(18)	(339)
Loss on sale of discontinued operations	738	—	738
Restructuring charges, net	191	—	191
Loss from discontinued operations	(1,250)	(18)	(1,268)
Total other income (expense)	19	(208)	(189)
Loss before income taxes	(1,231)	(226)	(1,457)
Income tax provision	(15)	—	(15)
Net loss from discontinued operations	$(1,246)	$(226)	$(1,472)

	Three Months Ended September 30, 2023
	Automotive	Asia	Total
	(in thousands)
Net sales	$2,618	$749	$3,367
Cost of sales	11,304	1,197	12,501
Gross loss	(8,686)	(448)	(9,134)
General and administrative expenses	19,892	—	19,892
(Gain) loss on sale of assets and asset impairments	693	(442)	251
Restructuring charges, net	457	(57)	400
Gain (loss) from discontinued operations	(29,728)	51	(29,677)
Total other expense	(54)	(103)	(157)
Loss before income taxes	(29,782)	(52)	(29,834)
Income tax provision	(33)	—	(33)
Net loss from discontinued operations	$(29,815)	$(52)	$(29,867)

	Nine Months Ended September 30, 2024
	Automotive	Asia	Total
	(in thousands)
Net sales	$12,286	$—	$12,286
Cost of sales	19,215	89	19,304
Gross loss	(6,929)	(89)	(7,018)
General and administrative expenses	(1,704)	—	(1,704)
(Gain) loss on sale of assets and asset impairments	19,707	(338)	19,369
Loss on sale of discontinued operations	6,298	—	6,298
Restructuring charges, net	656	—	656
Income (loss) from discontinued operations	(31,886)	249	(31,637)
Total other income (expense)	199	(109)	90
Income (loss) before income taxes	(31,687)	140	(31,547)
Income tax provision	(107)	—	(107)
Net income (loss) from discontinued operations	$(31,794)	$140	$(31,654)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2023
	Automotive	Asia	Total
	(in thousands)
Net sales	$20,129	$2,950	$23,079
Cost of sales	40,438	8,600	49,038
Gross loss	(20,309)	(5,650)	(25,959)
General and administrative expenses	19,892	—	19,892
Loss on sale of assets and asset impairments	693	1,479	2,172
Restructuring charges, net	556	1,403	1,959
Loss from discontinued operations	(41,450)	(8,532)	(49,982)
Total other income	26	1,437	1,463
Loss before income taxes	(41,424)	(7,095)	(48,519)
Income tax provision	(82)	—	(82)
Loss from discontinued operations	$(41,506)	$(7,095)	$(48,601)

The following table presents summarized cash flows from discontinued operations that are included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities from discontinued operations	$2,634	$(3,915)
Net cash used in investing activities from discontinued operations	(3,387)	(1,987)
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	(74)	284
Depreciation and amortization	—	349

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1, Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended September 30, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$205,523	$120,506	$43,053	$369,082
Field service, inspection and repair services sales	7,417	819	3,444	—	11,680
Total net sales	$7,417	$206,342	$123,950	$43,053	$380,762

	Three Months Ended September 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$156,077	$146,593	$59,561	$362,231
Field service, inspection and repair services sales	4,566	784	2,661	—	8,011
Total net sales	$4,566	$156,861	$149,254	$59,561	$370,242

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$516,728	$318,667	$126,882	$962,277
Field service, inspection and repair services sales	14,177	1,383	6,788	—	22,348
Total net sales	$14,177	$518,111	$325,455	$126,882	$984,625

	Nine Months Ended September 30, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$477,306	$446,044	$189,207	$1,112,557
Field service, inspection and repair services sales	19,035	1,173	5,303	—	25,511
Total net sales	$19,035	$478,479	$451,347	$189,207	$1,138,068

For a further discussion regarding our operating segments, see Note 15, Segment Reporting.

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

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2024	2023	$ Change
	(in thousands)
Gross contract assets	$153,150	$121,483	$31,667
Less: reclassification from contract liabilities	(28,299)	(9,246)	(19,053)
Contract assets	$124,851	$112,237	$12,614

	September 30,	December 31,
	2024	2023	$ Change
	(in thousands)
Gross contract liabilities	$31,067	$33,267	$(2,200)
Less: reclassification to contract assets	(28,299)	(9,246)	(19,053)
Contract liabilities	$2,768	$24,021	$(21,253)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross contract assets increased by $31.7 million from December 31, 2023 to September 30, 2024, primarily due to an increase in customer specific material purchases and incremental unbilled production related to startups and transitions during the nine months ended September 30, 2024. Gross contract liabilities decreased by $2.2 million from December 31, 2023 to September 30, 2024, primarily due to a decrease in customer advances during the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, we recognized $21.3 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $0.8 billion. We estimate that we will recognize the remaining performance obligations as revenue as follows:

	$	% of Total
	(in thousands)
Year Ending December 31,
Remainder of 2024	$335,817	40.9%
2025	484,354	59.1
Total remaining performance obligations	$820,171	100.0%

For the three and nine months ended September 30, 2024, net revenue recognized from our performance obligations satisfied in previous periods decreased by $4.7 million and $24.7 million, respectively. For the three and nine months ended September 30, 2023, net revenue recognized from our performance obligations satisfied in previous periods decreased by $0.1 million and $15.6 million, respectively. The decrease for the three and nine months ended September 30, 2024 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 14, Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2024 and 2023. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At September 30, 2024 and December 31, 2023, we had $74.4 million and $116.0 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At September 30, 2024, this included $45.0 million in Türkiye, $4.6 million in India, $1.3 million in Mexico and $0.6 million in other countries. As of December 31, 2023, this included $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. We have not experienced losses to date in these accounts. In addition, at September 30, 2024 and December 31, 2023, we had short-term deposits in interest bearing accounts in the U.S. of $9.6 million and $10.8 million, respectively, which are reported as restricted cash in our condensed consolidated balance sheets. In addition, at September 30, 2024 and December 31, 2023, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.7 million and $0.9 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Accrued Warranty

The warranty accrual activity for the periods noted consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Warranty accrual at beginning of period	$34,000	$49,288	$37,483	$22,347
Accrual during the period	3,641	3,105	9,127	9,183
Cost of warranty services provided during the period	(10,147)	(22,500)	(27,014)	(36,334)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	7,757	13,062	15,655	47,759
Warranty accrual at end of period	$35,251	$42,955	$35,251	$42,955

Note 6. Debt

Long-term debt, net of current maturities, consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
11% Senior secured term loan—U.S. (1)	$429,082	$395,041
5.25% Convertible senior unsecured notes—U.S. (2)	132,500	132,500
Unsecured financing—EMEA	125,314	62,891
Secured and unsecured working capital—India	14,865	13,902
Equipment finance leases—Mexico	579	1,098
Equipment finance leases—EMEA	446	623
Other equipment finance leases	108	85
Total debt—principal	702,894	606,140
Less: Debt issuance costs	(3,314)	(4,023)
Less: Debt discount (3)	(93,746)	(116,924)
Total debt, net of debt issuance costs and debt discount	605,834	485,193
Less: Current maturities of long-term debt (4)	(139,845)	(70,465)
Long-term debt, net of current maturities	$465,989	$414,728

(1) As of September 30, 2024, includes principal balance of $393.0 million and $36.1 million of paid in kind interest.

(2) The conversion requirements were not satisfied as of September 30, 2024 and as a result, the 5.25% Convertible senior unsecured notes (the “Convertible Notes”) will not be eligible for optional conversion during the fourth quarter of 2024.

(3) Unamortized debt discount is related to our 11% senior secured term loan. The fair value of the senior secured term loan at issuance was $274.7 million, representing an initial $118.3 million discount. The debt discount is amortized to interest expense using the effective interest method over the term of the debt.

(4) Current maturities of long-term debt are primarily related to outstanding working capital facilities of $124.1 million and $14.9 million in Türkiye and India, respectively.

Note 7. Share-Based Compensation Plans

During the nine months ended September 30, 2024, we granted to certain employees an aggregate of 722,534 timed-based restricted stock units (RSUs), 151,795 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2024 through December 31, 2026, 181,371 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2024 through December 31, 2026 and 66,261 stock options. The RSUs that were granted during the period vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

terms and conditions of our stock option and incentive plan and the applicable award agreement. Additionally, during the nine months ended September 30, 2024, we issued 1,022,318 shares related to previous RSU awards with a guaranteed value. These additional shares were issued on the second anniversary of the grant date to maintain the original guaranteed award value.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of goods sold	$266	$875	$1,156	$2,026
General and administrative expenses	1,368	1,593	4,165	6,967
Total share-based compensation expense	$1,634	$2,468	$5,321	$8,993

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
RSUs	$1,227	$2,124	$4,131	$7,234
Stock options	287	284	701	736
PSUs	120	60	489	1,023
Total share-based compensation expense	$1,634	$2,468	$5,321	$8,993

Note 8. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and ten years, some of which may include options to extend the leases up to ten years.

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Total operating lease cost	$9,742	$9,993	$29,165	$30,140

Finance lease cost
Amortization of assets under finance leases	$998	$987	$2,992	$3,035
Interest on finance leases	59	25	204	90
Total finance lease cost	$1,057	$1,012	$3,196	$3,125

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Operating Leases
Operating lease right of use assets	$130,739	$136,124

Current operating lease liabilities	$26,100	$22,017
Noncurrent operating lease liabilities	108,096	117,133
Total operating lease liabilities	$134,196	$139,150

Finance Leases
Property, plant and equipment, gross	$37,287	$37,044
Less: accumulated depreciation	(32,393)	(29,316)
Total property, plant and equipment, net	$4,894	$7,728

Current maturities of long-term debt	$862	$1,035
Long-term debt, net of current maturities	271	771
Total finance lease liabilities	$1,133	$1,806

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,260	$28,883
Operating cash flows from finance leases	204	82
Financing cash flows from finance leases	938	1,038

Note 9. Employee Benefit Plans

Defined Contribution Plans

We maintain a 401(k) plan for all of our U.S. employees. Under the 401(k) plan, eligible employees may contribute, subject to statutory limitations, a percentage of their salaries. We currently match 100% of the participants’ contributions up to four percent of eligible compensation, and these employer matching contributions are 100% vested immediately.

In Mexico, we maintain an annual savings fund, which matches the employee contribution each week, based on the Mexican statutory maximum of 13% of actual minimum salary rates. The savings fund period runs from November to October each year, and is distributed to employees in full, during the first week of November each year.

Defined Benefit Plans

In Türkiye we provide benefits for virtually all employee terminations, including retirements and voluntary and involuntary terminations, for employees who have completed at least one year of service. The annual net periodic benefit cost and projected benefit obligations related to this plan are determined annually on December 31, unless a remeasurement event occurs in an interim period. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), increases to compensation levels, and service period trends. Changes in the assumptions to reflect actual experience can result in a change in the net periodic benefit cost and projected benefit obligations. If actual experience differs from these assumptions, the difference is recorded as an actuarial gain or loss and amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Income Taxes

For the three and nine months ended September 30, 2024, we reported an income tax provision of $1.2 million and $6.9 million, respectively, as compared to an income tax provision of $8.0 million and $12.1 million, respectively, in the comparative prior year periods. The increased income tax provision during the three and nine months ended September 30, 2024, resulted primarily from the change in the mix of earnings of foreign jurisdictions.

No changes in tax law occurred during the three and nine months ended September 30, 2024, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

Note 11. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(38,596)	$(26,948)	$(160,971)	$(95,578)
Preferred stock dividends and accretion	—	(16,031)	—	(46,802)
Net loss from continuing operations attributable to common stockholders	(38,596)	(42,979)	(160,971)	(142,380)
Net loss from discontinued operations	(1,472)	(29,867)	(31,654)	(48,601)
Net loss attributable to common stockholders	$(40,068)	$(72,846)	$(192,625)	$(190,981)

Denominator:
Basic weighted-average shares outstanding	47,556	42,570	47,422	42,448
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	47,556	42,570	47,422	42,448

Loss from continuing operations per common share:
Basic	$(0.81)	$(1.01)	$(3.39)	$(3.36)
Diluted	$(0.81)	$(1.01)	$(3.39)	$(3.36)

Loss from discontinued operations per common share:
Basic	$(0.03)	$(0.70)	$(0.67)	$(1.14)
Diluted	$(0.03)	$(0.70)	$(0.67)	$(1.14)

Loss per common share:
Basic	$(0.84)	$(1.71)	$(4.06)	$(4.50)
Diluted	$(0.84)	$(1.71)	$(4.06)	$(4.50)

Dilutive shares excluded from the calculation due to net losses in the period	680	84	406	268
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	222	762	627	147

We use the if-converted method for calculating any potential dilutive effect of the Convertible Notes on diluted net loss per common share. The Convertible Notes would have a diluted impact on net income per share when the average price of our Common Stock for a given period exceeds the respective conversion price of the Convertible Notes. During the nine months ended September 30, 2024 and 2023, we had 8,816,881 potentially issuable shares of Common Stock related to our Convertible Notes that were not included in the computation of diluted net loss per common share as the effect of including these shares in the calculation would have been anti-dilutive.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Nine Months Ended September 30, 2024
	Foreign	Accrued	Foreign
	currency	post-retirement	exchange
	translation	benefit	forward	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2023	$(7,627)	$—	$—	$(7,627)
Other comprehensive income before reclassifications	(1,258)	—	—	(1,258)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive income	(1,258)	—	—	(1,258)
Balance at March 31, 2024	(8,885)	—	—	(8,885)
Other comprehensive income before reclassifications	(147)	—	—	(147)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive income	(147)	—	—	(147)
Balance at June 30, 2024	(9,032)	—	—	(9,032)
Other comprehensive income before reclassifications	1,213	(11,240)	—	(10,027)
Amounts reclassified from AOCL	—	748	—	748
Net tax effect	—	—	—	—
Net current period other comprehensive income	1,213	(10,492)	—	(9,279)
Balance at September 30, 2024	$(7,819)	$(10,492)	$—	$(18,311)

	Nine Months Ended September 30, 2023
	Foreign	Accrued	Foreign
	currency	post-retirement	exchange
	translation	benefit	forward	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$—	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,010	—	—	2,010
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive income	2,010	—	—	2,010
Balance at March 31, 2023	(8,835)	—	(4,542)	(13,377)
Other comprehensive income before reclassifications	(816)	—	1,943	1,127
Amounts reclassified from AOCL	—	—	(58)	(58)
Net tax effect	—	—	—	—
Net current period other comprehensive income	(816)	—	1,885	1,069
Balance at June 30, 2023	(9,651)	—	(2,657)	(12,308)
Other comprehensive income before reclassifications	(3,052)	—	318	(2,734)
Amounts reclassified from AOCL	901	—	3,307	4,208
Net tax effect	—	—	—	—
Net current period other comprehensive income	(2,151)	—	3,625	1,474
Balance at September 30, 2023	$(11,802)	$—	$968	$(10,834)

Note 13. Commitments and Contingencies

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

Note 14. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
GE	$140,014	36.8%	$93,156	25.2%	$334,801	34.0%	$273,335	24.0%
Nordex	126,166	33.1	99,636	26.9	341,518	34.7	353,286	31.0
Vestas	96,162	25.3	152,537	41.2	246,496	25.0	429,924	37.8

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2024	2023
Customer	% of Total	% of Total
Nordex	61.0%	61.5%
GE	15.1	11.5
Enercon	11.6	17.6
Vestas	10.0	7.5

Note 15. Segment Reporting

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net sales by segment:
U.S.	$7,417	$4,566	$14,177	$19,035
Mexico	206,342	156,861	518,111	478,479
EMEA	123,950	149,254	325,455	451,347
India	43,053	59,561	126,882	189,207
Total net sales	$380,762	$370,242	$984,625	$1,138,068

Net sales by geographic location:
United States	$7,417	$4,566	$14,177	$19,035
Mexico	206,342	156,861	518,111	478,479
Türkiye	121,592	147,328	321,267	447,640
Spain	2,358	1,926	4,188	3,707
India	43,053	59,561	126,882	189,207
Total net sales	$380,762	$370,242	$984,625	$1,138,068

Income (loss) from continuing operations:
U.S.	$(3,657)	$(3,039)	$(19,318)	$(10,459)
Mexico	(20,555)	(32,926)	(72,513)	(114,887)
EMEA	10,952	11,570	823	32,504
India	1,686	7,214	4,321	17,179
Total loss from continuing operations	$(11,574)	$(17,181)	$(86,687)	$(75,663)

	September 30,	December 31,
	2024	2023
	(in thousands)
Property, plant and equipment, net:
U.S.	$9,737	$10,660
Mexico	42,525	49,921
EMEA	40,227	40,435
India	23,793	27,792
Total property, plant and equipment, net	$116,282	$128,808

(1) The losses from operations in our U.S. segment includes corporate general and administrative costs of $4.7 million and $22.3 million, respectively, for the three and nine months ended September 30, 2024, and $8.8 million and $22.6 million, respectively, in the comparative prior year periods.

Note 16. Subsequent Event

In November 2024, we purchased a series of call option contracts to mitigate cash flow variability associated with forecasted expenses in Mexican Pesos against changes in the U.S. Dollar to Mexican Peso exchange rate. A premium of $7.6 million was paid in a single transaction at hedge initiation and will be amortized through cost of sales within our consolidated statements of operations through December 2025. The notional value associated with these foreign exchange call option contracts is approximately 4.3 billion Mexican Pesos (or approximately $215.9 million).

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

Our business operations are defined geographically into four geographic operating segments—(1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. See Note 15, Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

Discontinued Operations

In June 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary) for cash proceeds of one US Dollar. The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s Consolidated Balance Sheet beginning December 31, 2023 and March 31, 2024. As a result of the divestiture, the Company recorded a $19.7 million non-cash impairment charge related to property, plant and equipment, and a $6.3 million loss on sale of the discontinued operations for the nine months ended September 30, 2024. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. The global demand for clean energy continues to rise, driven by factors such as the growing need for data centers, semiconductor chip manufacturers, the adoption of electric vehicles, and the electrification of buildings. Over the course of the past few years, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the Inflation Reduction Act of 2022 (the IRA) in the U.S. and several policy initiatives in the EU that are expected to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. We expect these recent trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the U.S. and Europe, these policy trends are expected to have a material impact on our business and the pace of long-term growth.

Despite these favorable long-term policy trends, we expect demand in the near term will not significantly improve while the wind industry goes through the process of implementing key provisions of the IRA and awaits more robust policies in the EU. In addition, permitting, transmission, transmission queues, the ability of the broader wind industry supply chain to ramp volume, elevated interest rates and inflation, and the cost and availability of capital are further factors limiting the timing of the wind market recovery.

As the onshore wind market recovers, we expect sales of our wind blades to increase moderately in 2025 as our lines that are in startup and transition in 2024 will achieve serial production to meet projected customer demand for wind blades in the U.S. market, partially offset by lower forecasted demand for wind blades in the European market. While long-term onshore market growth in Europe remains in sight, the economic viability of pursuing that demand with European-based manufacturing is becoming increasingly challenging. Historically, we have serviced the European market with our plants in Türkiye. The hyperinflationary environment we have experienced in Türkiye for the last number of years is not expected to subside any time soon. In addition, Türkiye’s monetary policy continues to limit Turkish Lira devaluation, resulting in a very challenging environment to export goods out of Türkiye. Furthermore, while we have successfully competed with Chinese blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by their government's backing, has added to the challenging competitive environment outside of the U.S. Unlike the U.S., which has implemented tariffs to protect against unfair competition and tax laws to encourage near shoring and domestic manufacturing, we believe it is unlikely that European governments will take similar steps to meaningfully help suppliers like TPI that supply passive components to our OEM customers.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages 20% effective January 1, 2024. The government of Türkiye increased minimum wages 49% effective January 1, 2024. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels, and the increased costs in local currency are not offset by favorable foreign currency fluctuations or productivity improvements, such elevated wages will have a material impact on our results of operations.

Effective June 30, 2024, we shut down the Matamoros, Mexico manufacturing facility for Nordex that we took over from them in July 2021. Our results of operations for the nine months ended September 30, 2024 were adversely impacted by the performance of this facility in the first half of the year due to higher than anticipated losses driven by cancelled orders and production inefficiencies resulting from Nordex’s request for us to shut down the plant at the conclusion of the contract on June 30, 2024, including releasing all associates working in the factory. While Nordex funded all of our severance costs for the headcount reduction, our results of operations for the nine months ended September 30, 2024 were negatively impacted by significantly less demand from Nordex than expected and production inefficiencies relating to the closure of the facility. We experienced a loss from operations of $33.6 million at this facility for the nine months ended September 30, 2024, and a loss from operations of $25.6 million at this facility for the nine months ended September 30, 2023, respectively. The increase in this loss from operations compared to the prior year was primarily due to a 50% decrease for the nine-month period in the volume of wind blades produced, due to environmental conditions at this facility affecting production in early 2024, cancelled orders and inefficiencies resulting from the closure of the facility in the second quarter of 2024. The loss from operations for the nine months ended September 30, 2024, was reduced by the impact of $5.0 million in additional fees received from Nordex related to the cancelled orders and production inefficiencies during the closure of the facility.

We are exploring alternatives for the divestiture of our tooling business as part of our continued prioritization of capital for growth in the wind blade business, and as of September 30, 2024, we met the criteria to classify $5.0 million of assets and $1.1 million of liabilities as held for sale in our condensed consolidated balance sheets. The assets held for sale primarily relate to net property, plant and equipment, inventory, and accounts receivable. The liabilities held for sale primarily relate to accounts payable and other accrued expenses. Upon classifying the assets as held for sale, we recognized $3.9 million of impairment charges during the three months ended September 30, 2024.

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

KEY FINANCIAL MEASURES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net sales	$380,762	$370,242	$984,625	$1,138,068
Net loss from continuing operations	(38,596)	(26,948)	(160,971)	(95,578)
EBITDA (1)	(5,590)	(8,638)	(63,128)	(50,191)
Adjusted EBITDA (1)	8,014	215	(39,940)	(20,431)
Capital expenditures (2)			22,079	15,846
Free cash flow (1)(2)			(96,922)	(101,754)

	September 30,	December 31,
	2024	2023
	(in thousands)
Total debt, net of debt issuance costs and debt discount	$605,834	$485,193
Net debt (1)	(479,228)	(323,218)

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)
Net loss attributable to common stockholders	$(40,068)	$(72,846)	$(192,625)	$(190,981)
Net loss from discontinued operations	1,472	29,867	31,654	48,601
Net loss from continuing operations attributable to common stockholders	(38,596)	(42,979)	(160,971)	(142,380)
Preferred stock dividends and accretion	—	16,031	—	46,802
Net loss from continuing operations	(38,596)	(26,948)	(160,971)	(95,578)
Adjustments:
Depreciation and amortization	7,571	8,678	22,943	27,238
Interest expense, net	24,194	1,625	68,005	6,026
Income tax provision	1,241	8,007	6,895	12,123
EBITDA	(5,590)	(8,638)	(63,128)	(50,191)
Share-based compensation expense	1,634	2,468	5,321	8,993
Foreign currency loss	2,346	511	2,845	3,257
Loss on sale of assets and asset impairments	9,196	5,164	14,114	14,576
Restructuring charges, net	428	710	908	2,934
Adjusted EBITDA	$8,014	$215	$(39,940)	$(20,431)

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(74,843)	$(85,908)
Capital expenditures	(22,079)	(15,846)
Free cash flow	$(96,922)	$(101,754)

Net cash (debt) is reconciled as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$125,871	$161,059
Cash and cash equivalents of discontinued operations	735	916
Total debt, net of debt issuance costs and debt discount	(605,834)	(485,193)
Net debt	$(479,228)	$(323,218)

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sets	601	666	1,562	1,982
Estimated megawatts	2,526	2,892	6,600	8,750
Utilization	89%	85%	73%	84%
Dedicated manufacturing lines	34	37	34	37
Manufacturing lines installed	34	37	34	37
Wind blade ASP (in $ thousands)	$199	$176	$198	$183

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and nine months ended September 30, 2024 and 2023 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	97.1	99.4	99.8	102.2
Startup and transition costs	2.1	1.3	5.2	0.9
Total cost of goods sold	99.3	100.7	105.0	103.1
Gross profit (loss)	0.7	(0.7)	(5.0)	(3.1)
General and administrative expenses	1.2	2.4	2.3	2.0
Loss on sale of assets and asset impairments	2.4	1.4	1.4	1.3
Restructuring charges, net	0.1	0.1	0.1	0.2
Loss from continuing operations	(3.0)	(4.6)	(8.8)	(6.6)
Total other expense	(6.8)	(0.5)	(6.8)	(0.7)
Loss before income taxes	(9.8)	(5.1)	(15.6)	(7.3)
Income tax provision	(0.3)	(2.2)	(0.7)	(1.1)
Net loss from continuing operations	(10.1)	(7.3)	(16.3)	(8.4)
Preferred stock dividends and accretion	—	(4.3)	—	(4.1)
Net loss attributable to common stockholders from continuing operations	(10.1)	(11.6)	(16.3)	(12.5)
Net loss from discontinued operations	(0.4)	(8.1)	(3.3)	(4.3)
Net loss attributable to common stockholders	(10.5)%	(19.7)%	(19.6)%	(16.8)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$369,082	$362,231	$6,851	1.9%	$962,277	$1,112,557	$(150,280)	(13.5)%
Field service, inspection and repair services sales	11,680	8,011	3,669	45.8	22,348	25,511	(3,163)	(12.4)
Total net sales	$380,762	$370,242	$10,520	2.8%	$984,625	$1,138,068	$(153,443)	(13.5)%

The increase in net sales of wind blades, tooling and other wind related sales (collectively, Wind) for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to higher average sales prices of wind blades due to changes in the mix of wind blade models produced, in particular the startup of production at one of our previously idled facilities in Juarez, Mexico, an increase in wind blade inventory included in contract assets driven by the startups and transitions, and favorable foreign currency fluctuations. The increase in wind blade inventory directly correlates to higher sales under the cost-to-cost revenue recognition method for our wind blade contracts. This increase was partially offset by a 10% decrease for the three-month period ended September 30, 2024 in the number of wind blades produced due primarily to the number and pace of startups and transitions and expected volume declines based on market activity levels. The decrease in Wind sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a 21% decrease for the nine-month period in the number of wind blades produced due primarily to the number and pace of startups and transitions, expected volume declines based on market activity levels, and unfavorable foreign currency fluctuations. This decrease was partially offset by higher average sales prices of wind blades due to changes in the mix of wind blade models produced, in particular the startup of production at one of our previously idled facilities in Juarez, Mexico. The increase in field service, inspection and repair services (collectively, Field Services) sales for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in technicians deployed to revenue generating projects as our technicians decreased their time spent on non-revenue generating inspection and repair activities. The decrease in Field Services sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities in the first half of 2024. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 0.3% and 0.1%, respectively, on consolidated net sales during the three and nine months ended September 30, 2024 as compared to the same period in 2023.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
U.S.	$7,417	$4,566	$2,851	62.4%	$14,177	$19,035	$(4,858)	(25.5)%
Mexico	206,342	156,861	49,481	31.5	518,111	478,479	39,632	8.3
EMEA	123,950	149,254	(25,304)	(17.0)	325,455	451,347	(125,892)	(27.9)
India	43,053	59,561	(16,508)	(27.7)	126,882	189,207	(62,325)	(32.9)
Total net sales	$380,762	$370,242	$10,520	2.8%	$984,625	$1,138,068	$(153,443)	(13.5)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Field service, inspection and repair services sales	$7,417	$4,566	$2,851	62.4%	$14,177	$19,035	$(4,858)	(25.5)%
Total net sales	$7,417	$4,566	$2,851	62.4%	$14,177	$19,035	$(4,858)	(25.5)%

The increase in Field Services sales for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in technicians deployed to revenue generating projects and less time spent on non-revenue generating projects as inspection and repair activities slow down. The decrease in Field Services sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects in the first half of 2024 due to an increase in time spent on non-revenue generating inspection and repair activities in the first half of 2024.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$205,523	$156,077	$49,446	31.7%	$516,728	$477,306	$39,422	8.3%
Field service, inspection and repair services sales	819	784	35	4.5	1,383	1,173	210	17.9
Total net sales	$206,342	$156,861	$49,481	31.5%	$518,111	$478,479	$39,632	8.3%

The increase in the Mexico segment’s Wind sales for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to higher average sales prices of wind blades in Mexico due to changes in the mix of wind blade models produced, the impact of wage inflation on wind blade prices, an increase in wind blade inventory included in contract assets driven by startups and transitions, and a 1% net increase in the number of wind blades produced across our Mexico facilities. The increase in wind blade inventory in the Mexico segment directly correlates to higher sales under the cost-to-cost revenue recognition method for our wind blade contracts.

The increase in the Mexico segment’s Wind sales for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to higher average sales prices of wind blades due to changes in the mix of wind blade models produced, partially offset by a 12% net decrease in the number of wind blades produced across our Mexico facilities. The change in volume was primarily associated with decreased production at one of our Matamoros, Mexico manufacturing facilities due to the transition of several of the manufacturing lines at this facility to larger wind blade models that have not yet achieved serial production levels. The change in volume was also due to a decrease in the number of wind blades produced at the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024. These decreases were partially offset by a combined 6% increase in volume across our facilities in Juarez, Mexico, including the restart of production at one of our previously idled facilities.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$120,506	$146,593	$(26,087)	(17.8)%	$318,667	$446,044	$(127,377)	(28.6)%
Field service, inspection and repair services sales	3,444	2,661	783	29.4	6,788	5,303	1,485	28.0
Total net sales	$123,950	$149,254	$(25,304)	(17.0)%	$325,455	$451,347	$(125,892)	(27.9)%

The decrease in the EMEA segment’s Wind sales for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a 15% and 30% decrease, for the three and nine month periods, respectively, in the number of wind blades produced due to reduced demand from one of our customers and the transition of certain manufacturing lines to a different customers' wind blade model, as well as unfavorable foreign currency fluctuations. These decreases were partially offset by higher average sales prices of wind blades in Türkiye due to such changes in the mix of wind blade models produced. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 0.9% and 0.4% on the EMEA segment's net sales, respectively, during the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$43,053	$59,561	$(16,508)	(27.7)%	$126,882	$189,207	$(62,325)	(32.9)%
Total net sales	$43,053	$59,561	$(16,508)	(27.7)%	$126,882	$189,207	$(62,325)	(32.9)%

The decrease in the India segment’s net sales of Wind for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a 24% decrease for both the three and nine month periods in the number of wind blades produced due to a decrease in market demand for one of our customers' wind blades models produced at this facility, and lower average sales prices due to the impact of raw material and logistic cost reductions on wind blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Cost of sales	$369,882	$367,915	$1,967	0.5%	$982,939	$1,163,429	$(180,490)	(15.5)%
Startup costs	4,596	—	4,596	NM	18,278	—	18,278	NM
Transition costs	3,517	4,817	(1,300)	(27.0)	32,742	10,174	22,568	NM
Total startup and transition costs	8,113	4,817	3,296	68.4	51,020	10,174	40,846	NM
Total cost of goods sold	$377,995	$372,732	$5,263	1.4%	$1,033,959	$1,173,603	$(139,644)	(11.9)%
% of net sales	99.3%	100.7%		(1.4)%	105.0%	103.1%		1.9%

NM – not meaningful

Total cost of goods sold as a percentage of net sales decreased by approximately 1.4% for the three months ended September 30, 2024, as compared to the same period in 2023, primarily driven by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024 which had significant cost challenges in the prior comparative period, a decrease in warranty costs, and a decrease in transition costs as we made progress on the transition of four manufacturing lines at our other Matamoros, Mexico facility. This decrease was partially offset by an increase in startup costs associated with four manufacturing lines in Juarez, Mexico at a previously idle manufacturing facility, and increased labor costs in Türkiye and Mexico as a result of wage increases. The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 3.0% on consolidated cost of goods sold for the three months ended September 30, 2024, as compared to the same period in 2023.

Total cost of goods sold as a percentage of net sales increased by approximately 1.9% for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily driven by an increase in startup and transition costs associated with four manufacturing lines in Juarez, Mexico at a previously idle manufacturing facility, two manufacturing lines in transition at one of our Türkiye facilities where two longer blade models are replacing three blade models due to space considerations, and four manufacturing lines in transition at one of our Matamoros, Mexico manufacturing facilities. The increase in cost of goods sold as a percentage of net sales was also due to increased labor costs in Türkiye and Mexico as a result of wage increases. These increases were partially offset by a decrease in warranty costs for the nine months ended September 30, 2024 compared to the same period in 2023, due to the $32.7 million warranty charge recorded in the second quarter of the prior year. The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 4.1% on consolidated cost of goods sold for the nine months ended September 30, 2024, as compared to the same period in 2023.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$4,717	$8,817	$(4,100)	(46.5)%	$22,331	$22,618	$(287)	(1.3)%
% of net sales	1.2%	2.4%		(1.2)%	2.3%	2.0%		0.3%

General and administrative expenses as a percentage of net sales decreased by approximately 1.2% for the three months ended September 30, 2024, as compared to the same period in 2023, and was primarily driven by lower employee compensation costs and cost savings initiatives. General and administrative expenses as a percentage of net sales for the nine months ended September 30, 2024 as compared to the same period in 2023 was flat, primarily due to lower employee compensation costs and cost savings initiatives, offset by increases in professional service and consulting fees.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Loss on sale of receivables	$5,174	$5,153	$21	0.4%	$9,101	$14,543	$(5,442)	(37.4)%
Loss on sale of other assets	4,022	11	4,011	NM	5,013	33	4,980	NM
Total loss on sale of assets and asset impairments	$9,196	$5,164	$4,032	78.1	$14,114	$14,576	$(462)	(3.2)
% of net sales	2.4%	1.4%		1.0%	1.4%	1.3%		0.1%

The increase in loss on sale of assets and asset impairments for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to $3.9 million of asset impairments associated with our tooling business in Mexico. The decrease for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a decrease in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers in the first half of 2024.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
U.S.	$(3,657)	$(3,039)	$(618)	(20.3)%	$(19,318)	$(10,459)	$(8,859)	(84.7)%
Mexico	(20,555)	(32,926)	12,371	37.6	(72,513)	(114,887)	42,374	36.9
EMEA	10,952	11,570	(618)	(5.3)	823	32,504	(31,681)	(97.5)
India	1,686	7,214	(5,528)	(76.6)	4,321	17,179	(12,858)	(74.8)
Total income (loss) from continuing operations	$(11,574)	$(17,181)	$5,607	32.6%	$(86,687)	$(75,663)	$(11,024)	(14.6)%
% of net sales	(3.0)%	(4.6)%		1.6%	(8.8)%	(6.6)%		(2.2)%

U.S. Segment

The increase in loss from operations in the U.S. segment for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to increases in professional services and consulting fees. This loss was partially offset by a decrease in employee compensation costs, reduced share-based compensation and depreciation expenses. The increase in the loss from operations in the U.S. segment for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to a reduction in field services sales in the first half of 2024 as technicians spent more time on non-revenue generating inspection and repair activities.

Mexico Segment

The decrease in loss from operations in the Mexico segment for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, as well as higher average sales prices in the current period due to a change in the mix of wind blades, and favorable foreign currency fluctuations. This was partially offset by a decrease in the volume of wind blades produced, increased startup and transition costs, increased labor costs, and continued cost challenges at our other facility in Matamoros, Mexico. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 2.1% for the three months ended September 30, 2024, as compared to the same period in 2023.

EMEA Segment

The decrease in income from operations in the EMEA segment for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a 15% and 30% decrease, for the three and nine month periods, respectively, in the volume of wind blades produced, increased startup and transition costs, inflation impacting operating costs that we were not able to pass on to our customers, and increased labor costs as a result of wage increases in Türkiye. These decreases were partially offset by an increase in wind blade prices, cost savings initiatives, and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 5.9% and 13.8%, respectively, on the EMEA segment's cost of goods sold for the three and nine months ended September 30, 2024, as compared to the same periods in 2023.

India Segment

The decrease in income from operations in the India segment for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a 24% decrease for both the three and nine month periods respectively, in the volume of wind blades produced and lower average sales prices.

Other income (expense)

The following table summarizes our total other income (expense) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(24,194)	$(1,625)	$(22,569)	NM	$(68,005)	$(6,026)	$(61,979)	NM
Foreign currency loss	(2,346)	(511)	(1,835)	NM	(2,845)	(3,257)	412	12.6
Miscellaneous income	759	376	383	101.9	3,461	1,491	1,970	132.1
Total other expense	$(25,781)	$(1,760)	$(24,021)	NM	$(67,389)	$(7,792)	$(59,597)	NM
% of net sales	(6.8)%	(0.5)%		(6.3)%	(6.8)%	(0.7)%		(6.1)%

Total other expense as a percentage of net sales increased by 6.3% and 6.1% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our 11% senior secured term loan in the fourth quarter of 2023.

Income taxes

The following table summarizes our income taxes for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Income tax provision	$(1,241)	$(8,007)	$6,766	84.5%	$(6,895)	$(12,123)	$5,228	43.1%
Effective tax rate	(0.3)%	(2.2)%		1.9%	(0.7)%	(1.1)%		0.4%

See Note 10, Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and nine months ended September 30, 2024 and 2023.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Net loss from continuing operations	$(38,596)	$(26,948)	$(11,648)	(43.2)%	$(160,971)	$(95,578)	$(65,393)	(68.4)%

The increase in the net loss from continuing operations for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to the reasons set forth above.

Net loss from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Net loss from discontinued operations	$(1,472)	$(29,867)	$28,395	95.1%	$(31,654)	$(48,601)	$16,947	34.9%

The decrease in net loss from discontinued operations for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the impacts of credit losses and impairment charges at our Automotive subsidiary in the prior comparative period because of the Proterra bankruptcy in August 2023. The decrease in net loss from discontinued operations for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the same reasons set forth above, partially offset by the impacts of our divestiture of our Automotive subsidiary in June 2024, which resulted in approximately $19.7 million of asset impairment charges related to property, plant and equipment, and $6.3 million of loss on the sale of discontinued operations.

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

We had net proceeds under all of our various financing arrangements of $62.5 million for the nine months ended September 30, 2024 as compared to net proceeds under our financing arrangements of $111.6 million in the comparable period of 2023, primarily due to the issuance of the Convertible Notes in the prior comparative period. As of September 30, 2024 and December 31, 2023, we had $605.8 million and $485.2 million in outstanding indebtedness, net of issuance costs and debt discount, respectively. As of September 30, 2024, $139.8 million of outstanding indebtedness, consisting primarily of our working capital facilities in Türkiye and India, matures within the next twelve months. As of September 30, 2024, we had an aggregate of $25.3 million of remaining capacity for cash and non-cash financing, including $19.1 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

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

At September 30, 2024 and December 31, 2023, we had unrestricted cash, cash equivalents and short-term investments totaling $125.9 million and $161.1 million, respectively. The September 30, 2024 balance includes $51.5 million of cash located outside of the United States, including $45.0 million in Türkiye, $4.6 million in India, $1.3 million in Mexico and $0.6 million in other countries. The December 31, 2023 balance included $45.0 million of cash located outside of the U.S., including $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. In addition to these amounts, at September 30, 2024 and December 31, 2023 we had $0.7 million and $0.9 million, respectively, of unrestricted cash and cash equivalents related to our discontinued operations which is held outside of the U.S.

Financing Facilities

Our total principal amount of debt outstanding as of September 30, 2024 and December 31, 2023 was $702.9 million and $606.1 million, respectively, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 6, Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activities for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	$ Change
	(in thousands)
Net cash used in operating activities	$(74,843)	$(85,908)	$11,065
Net cash used in investing activities	(22,079)	(3,010)	(19,069)
Net cash provided by financing activities	60,776	109,029	(48,253)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(485)	700	(1,185)
Net change in cash, cash equivalents and restricted cash	$(36,631)	$20,811	$(57,442)

Operating Cash Flows

Net cash used in operating activities decreased by $11.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to changes in net working capital in the current period and higher payments in the first quarter of the prior comparative period related to restructuring activities associated with the shutdown of our China operations at the end of 2022, partially offset by an increase in cash paid for taxes and cash paid for interest.

Investing Cash Flows

Net cash used in investing activities increased by $19.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to an increase of $6.3 million in capital expenditures for the startup and transition of our manufacturing lines at our facilities in Mexico and Türkiye and $12.8 million associated with the sale of our Taicang, China facility in the prior year.

Financing Cash Flows

Net cash provided by financing activities decreased by $48.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the proceeds from the Convertible Notes in the prior comparative period, partially offset by increased borrowings under our Türkiye and India working capital facilities in the current period.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of September 30, 2024:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Asia and Mexico	LIBOR plus 1.00%
2020	EMEA	EURIBOR plus 1.95%
2020	India	LIBOR plus 1.00%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, $240.5 million and $459.6 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $278.2 million and $785.9 million, respectively, in the comparative prior year period.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $10.8 million for the nine months ended September 30, 2024.

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

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin, resin systems, and carbon fiber, we believe that a 10% change in the current forecasted price of resin, resin systems and carbon fiber for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $5.7 million for the nine months ended September 30, 2024. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems and carbon fiber.

Interest Rate Risk. As of September 30, 2024, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 13, Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

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

TPI COMPOSITES, INC.

Date: November 7, 2024	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)