Form 10-K
period 2024-12-31
TPI COMPOSITES, INC
filed 2025-02-20
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 28, 2024 as reported by the NASDAQ Global Market on such date was approximately $135 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of January 31, 2025, the Registrant had 47,609,136 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders, scheduled to be held on May 28, 2025, are incorporated by reference into Part III of this Report.

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
•
changes in domestic or international government or regulatory policy, including without limitation, changes in trade policy, such as tariffs and energy policy;
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

Discontinued Operations

On June 30, 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets.

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022. Our business operations in China comprised the entirety of our "Asia" reporting segment. The shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services.

The following discussion reflects continuing operations only, unless otherwise indicated.

Overview

We are an independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We enable many of the industry’s leading wind turbine original equipment manufacturers (OEM) to outsource the manufacturing of a portion of their wind blades through our global footprint of advanced manufacturing facilities strategically located to serve large wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades is highly strategic to our OEM customers. As a result, we have become a key supplier to our OEM customers in the manufacture of wind blades and related precision molding and assembly systems. We have entered into supply agreements pursuant to which we dedicate capacity at our facilities to our customers and manufacture wind blade sets (each set consisting of three wind blades) for our customers. This collaborative dedicated supplier model provides us with contracted volumes that generate revenue visibility, drive capital efficiency and allow us to produce wind blades at a competitive cost, while ensuring critical dedicated capacity for our customers.

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

Our wind blade manufacturing business accounted for approximately 97%, 97%, and 96% of our total net sales for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Financial Information about Segments and Geographic Areas

We divide our business operations into four geographic operating segments - (1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India as follows:

•
Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa facility in which production has been shut down since the end of the fourth quarter of 2021, and is expected to resume in the second half of 2025, (2) wind blade inspection and repair services in the U.S., (3) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (4) our engineering center in Berlin, Germany and (5) our corporate headquarters.
•
Our Mexico segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and one facility in Matamoros, Mexico, (2) the manufacturing of precision molding and assembly systems at our fourth Juárez, Mexico facility and (3) wind blade inspection and repair services in Mexico.
•
Our EMEA segment includes (1) the manufacturing of wind blades at our two facilities in Izmir, Türkiye, (2) wind blade inspection and repair services in Türkiye, (3) our wind blade inspection and repair service facility in Madrid, Spain, (4) wind blade inspection and repair services in the United Kingdom, and (5) wind blade inspection and repair services in France.
•
Our India segment includes (1) the manufacturing of wind blades at our facility in Chennai, India, and (2) wind blade inspection and repair services in India.

For additional information regarding our discontinued operations, and operating segments and geographic areas, see Note 2 – Discontinued Operations, and Note 24 – Segment Reporting, respectively, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

Our long-term success will be driven by our business strategy. The key elements of our business strategy are as follows:

•
Capitalize on the long-term, global trends of decarbonization of the electric sector. We believe we are well-positioned to participate and benefit from the long term, global trend of decarbonization of the electric sector. Although regulatory uncertainty, including uncertainty related to the current U.S. Presidential administration's actions regarding clean energy, as well as permitting, siting and transmission challenges in the U.S. and Europe has tempered demand for wind energy in the near term, we expect global demand for renewable energy, and wind energy in particular, will continue to grow in the long term due to a multitude of factors, including: increased cost competitiveness of wind energy compared to fossil fuel generated electricity; increased demand from corporations and utility providers for renewable energy; the need for energy independence and security and recent international policy initiatives designed to promote the growth of renewable energy. We believe our global footprint of manufacturing facilities will allow us to capitalize on the expected long term, global growth of wind energy.
•
Grow our existing relationships and develop new relationships with leading industry OEMs. We plan to continue growing and expanding our relationships with existing customers who, according to data from BloombergNEF (Bloomberg), represented approximately 77% of the global onshore wind energy market (excluding China), and 88% of the U.S. onshore wind turbine market over the three years ended December 31, 2023, based on megawatts (MWs) of energy capacity installed, as well as developing new relationships with other leading industry OEMs. We expect to be presented with opportunities to expand our existing relationships and develop new relationships with industry OEMs as they seek to capitalize on the benefits of outsourced wind blade manufacturing while maintaining high quality customization and dedicated capacity. In December 2022, we extended our supply agreements with GE Vernova at two of our Juarez, Mexico manufacturing facilities through 2025. In December 2023, we added our third blade manufacturing facility in Juarez, Mexico to our agreement with GE Vernova for four new lines through 2025. In November 2024, we agreed with GE Vernova to reopen our Iowa manufacturing facility in the second half of 2025. In December 2024, we extended our supply agreements with Vestas in Mexico and India through 2025. In December 2024, we also extended our supply agreements with Nordex in Türkiye through 2025.
•
Leverage our footprint in large and growing wind markets, capitalize on the continuing outsourcing trend and evaluate strategic acquisitions. As many wind turbine OEMs continue to shift towards increased outsourcing of wind blade manufacturing, we believe we are well-positioned with our global footprint, and we believe we have optimized this footprint to serve key customers in key markets. We utilize our strengths in composites technology and manufacturing, combined with our collaborative dedicated supplier model to provide our customers with an efficient solution for their expansion in large and growing onshore wind markets. In addition, our demonstrated ability to enter into new markets and the strength of our manufacturing capabilities afford us the optionality to build new factories or grow through strategic acquisitions.
•
Continue to ensure that wind energy remains competitive with other energy sources. We continue to work with our customers on wind blade models that maximize the capture of wind energy so that the levelized cost of energy for wind energy remains competitive with other energy sources such as solar and natural gas. We also continue to utilize our advanced technology, regional manufacturing facilities strategically located to cost effectively serve large wind markets and ability to source materials globally at competitive costs to deliver high-performing, composite wind blades. Our collaborative engineering approach and our advanced precision molding and assembly systems allow us to integrate our customer’s design requirements with cost-efficient, replicable and scalable manufacturing processes. This collaborative engineering approach with our customers also allows us to reduce manufacturing cycle times, new line and factory start up times and new blade model transition times. We also continue to work with our customers to minimize the impacts of inflation, including increases in the cost of materials and production in a manner that further strengthens our customer relationships and mitigates the impact to our margins.
•
Expand our field service inspection and repair business and introduce new ancillary products and services to help our customers better manage the full life cycle of a wind blade. We plan to continue to expand our field service inspection and repair business by leveraging our existing wind blade manufacturing and composites expertise and global footprint. We believe there is an increasing demand and growing market for experienced wind blade inspection and repair services worldwide as the number of wind turbines installed worldwide continues to grow and the fleet of existing wind turbines continues to age. We also expect that the operating margins at our field service inspection and repair business will improve in 2025 and will be higher than the operating margins of our wind blade manufacturing business in future periods. We also are seeking to develop a more comprehensive suite of products and services to help our customers better manage the full life cycle of a wind turbine blade.
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

Wind Blade Manufacturing Operations and Process

We have developed significant expertise in advanced composite technology and we use high performance composite materials, precision molding and assembly systems including modular tooling, and advanced process technology, as well as sophisticated measurement, inspection, testing and quality assurance tools, allowing us to produce over 98,000 wind blades since 2001 from our continuing and discontinued operations with a strong, long-term field performance record in a market where reliability is critical to our customers’ success. We manufacture or have manufactured wind blades ranging from 30 meters to over 80 meters in length across our global facilities and have the capability to manufacture wind blades of greater lengths as required by existing or new customers. In combination with our advanced technologies, we seek to create manufacturing processes that are replicable and scalable in our manufacturing facilities located worldwide, regardless of cultural or language barriers. Using continuous improvement principles, we can customize each manufacturing step, from raw materials to finished products. This also allows us to systematically design for the entire manufacturing process so that we can achieve better quality control and increase production efficiencies. We believe that our focus on simplifying and, where feasible, automating production processes is critical to manufacturing high-precision, lightweight and durable products at a competitive cost for our customers. We produce high unit volumes of near-aerospace grade products at industrial costs.

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

We are exploring alternatives for the divestiture of our tooling business as part of our continued prioritization of capital for growth in the wind blade business. We expect to complete the divestiture in 2025.

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

We have developed a highly dependable method for making high-quality wind blades. In conjunction with our continuous improvement principles, we design our proprietary manufacturing processes to be replicable, scalable and transferable to each of our advanced manufacturing facilities worldwide. As a result, we can repeatedly move a product from its design phase to serial production while maintaining quality, even in developing regions of the world. Similarly, we have developed the manual portions of our manufacturing processes based on proven technologies and production methods that can be learned and implemented rapidly by line personnel. We are also developing BladeAssureTM, a process that integrates advanced technologies to ensure world-class wind blade quality and operational efficiency. These technologies include AI-aided vision solutions, selective automation and robotics, advanced sensors, and inspection technologies. These advancements are designed to document, verify, automate, and prevent manufacturing inconsistencies and abnormalities. We expect BladeAssure to be implemented across all of our factories by the end of 2025.

We focus on safety, consistency, quality control, lean principles and technological innovation across our facilities, using hands-on training methods and employing repeatable manufacturing processes, to drive down costs through operational improvements and efficiencies and eliminating waste.

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

Wind Blade Supply Agreements

Our current wind blade customers, which include Vestas, GE Vernova, Nordex, and ENERCON GmbH (ENERCON), are some of the world’s largest wind turbine manufacturers. According to data from Bloomberg, our customers represented approximately 77% of the global onshore wind energy market (excluding China), and 88% of the U.S. onshore wind turbine market over the three years ended December 31, 2023, based on MWs of energy capacity installed. In our collaborative dedicated supplier model, our customers are incentivized to maximize the volume of wind blades purchased due to lower pricing at higher purchase volumes. Our supply agreements generally contain liquidated damages provisions in the event of late delivery, however, we generally do not bear the responsibility for transporting the wind blades we manufacture to our customers.

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

Vestas

In December 2024, we extended our supply agreements with Vestas at our manufacturing facilities in India and in Matamoros, Mexico through 2025. Under the extended supply agreements, we will transition two manufacturing lines at our Matamoros facility to a larger wind blade model, for a total of six lines, and we will start up two manufacturing lines at our India facility, for a total of four lines.

GE Vernova

We have two supply agreements with GE Vernova to manufacture wind blades from three manufacturing facilities in Juárez, Mexico. In December 2022, we extended our supply agreements with GE Vernova for ten of our existing lines in two of our Juarez, Mexico manufacturing facilities through December 2025, and in December 2023, we added a third manufacturing facility in Juarez, Mexico for four new manufacturing lines, also through December 2025. In October 2022, we signed an agreement with GE Vernova that enabled us to secure a ten-year lease extension of our Iowa manufacturing facility. Under the agreement, we and GE Vernova plan to develop competitive blade manufacturing options. In November 2024, we agreed with GE Vernova to reopen the Iowa plant in the second half of 2025.

Nordex

Generally, our supply agreements with Nordex provide for a minimum number of wind blade sets to be purchased by Nordex each year during the term, and we commit to dedicate a specific number of manufacturing lines to them for each of the years under the supply agreements. We supply wind blades to Nordex from our two manufacturing facilities in Türkiye for a total of eight lines and in December 2024, we extended our supply agreements with Nordex for six lines at these facilities through 2025.

We previously supplied wind blades to Nordex under a supply agreement from our manufacturing facility in India, which expired at the end of 2024. We also previously supplied wind blades from a manufacturing facility in Matamoros, Mexico pursuant to a three-year supply agreement that expired on June 30, 2024, and we shut down the Matamoros, Mexico manufacturing for Nordex at the conclusion of the agreement.

ENERCON

We supply wind blades to ENERCON from one of our manufacturing facilities in Türkiye for a total of two lines. In September 2022, we extended this supply agreement with ENERCON for a three year period through the end of December 2025.

Research and Development

We conduct research and development in close collaboration with our customers and suppliers in areas of design for manufacturing and deployment of innovative manufacturing processes, including automation, advanced materials, and emerging product quality inspection tools. We have partnered with the U.S. Department of Energy, national laboratories, universities, suppliers, and our customers to innovate through cost-sharing and funded development of advanced manufacturing, sustainability (including material recycling) and other innovative programs. During the year ended December 31, 2024, we initiated projects on a variety of funded efforts with universities, government laboratories and private industry partners that include inspection technologies, additive manufacturing of modular wind blades, as well as manufacturing automation applying recycled materials to ensure movement toward a more sustainable, carbon neutral future. We continue to collaborate in national consortia including the Institute for Advanced Composite Manufacturing Innovation as a premium member with responsibility to direct research activity by our industrial, government laboratory and university members. We maintain a position on the Industrial Advisory Board for WindSTAR, a National Science Foundation Industry/University Collaborative Research Consortium, and study a broad range of wind energy related technologies with our customers and wind energy owner operators. One such set of activities is an internal and external collaborative development program to create a comprehensive multi-layered Artificial Intelligence powered vision system that supports production metrics such as cycle-time and labor headcount and will also drive quality by reducing infusion defects and ensuring uniform resin process across the entire surface of the wind turbine blade.

We continue to expand our intellectual property portfolio through funding internal research and development. Our manufacturing technology team is leveraging our in-house knowledge and expertise in modeling, data analysis, machine learning, artificial intelligence, and optical vision systems to implement an engineering configuration that allows for an effective roll-out of a closed-loop blade manufacturing system which we expect will positively impact quality, labor productivity and cycle-time. We are expanding and diversifying our Model-Based Manufacturing tools and techniques to cover broad technical areas including design, manufacturability, finishing processes and factory level repairs.

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

Competition

The wind blade market is highly concentrated, competitive and subject to evolving customer needs and expectations. Our competitors include LM Wind Power (a subsidiary of GE Vernova) and other independent wind blade manufacturers such as Sinoma Science & Technology Co. Ltd., Shanghai Aeolon Wind Energy Technology Development (Group) Co., Ltd., Aeris Industria E Comercio De Equipamentos Para Geracao De Energia S.A. and ZhongFu Lianzhong Composites Group Co., Ltd., as well as regional wind blade suppliers in geographic areas where our current or prospective manufacturing facilities are or will be located, such as Indutch Composites Technology Pvt. Ltd. in India.

We also compete with vertically integrated wind turbine OEMs that manufacture their own wind blades.

The principal competitive factors in the wind blade market include reliability, total delivered cost, manufacturing capability, product quality, engineering capability and on-time delivery of wind blades. We believe we compete favorably with our competitors with respect to each of these factors. However, while we have successfully competed with Chinese wind blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by the Chinese government, has added to the challenging competitive environment outside of the U.S. Our ability to compete will depend to a great extent upon our ongoing performance in the areas of manufacturing capability, total delivered costs, on-time delivery and product quality.

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

Intellectual Property

We have a variety of intellectual property (IP) rights, including trademarks, copyrights and patents issued, filed and applied-for in a number of jurisdictions, including the U.S., Germany, the European Union, Türkiye, India and China but we believe that our continued success and competitive position depend, in large part, on our proprietary materials, tooling, process and inspection technologies and our ability to innovate and not on our IP alone. Accordingly, we take measures to protect the confidentiality and control the disclosure of our proprietary technology. We rely primarily on a combination of patents, know-how and trade secrets to establish and protect our proprietary rights and preserve our competitive position. We also seek to protect our proprietary technology, in part, by confidentiality agreements with our customers, associates, consultants and other contractors. Trade secrets, however, are difficult to protect. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our customers, associates, consultants or contractors use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Backlog

As of December 31, 2024 and 2023, our backlog for wind blades and related wind products totaled $377.3 million and $767.3 million, respectively. Our backlog includes purchase orders issued in connection with our supply agreements. We generally record a purchase order into backlog when the following requirements have been met: a signed supply agreement or other contractual agreement has been executed with our customer, a purchase order has been issued by our customer and we expect to ship wind blades to or produce the related wind products for such customer in satisfaction of any purchase order within 12 months. Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period.

Regulation

Wind Energy

Our operations are subject to various foreign, federal, state and local regulations related to environmental protection, health and safety, labor relationships, general business practices and other matters. These regulations are administered by various foreign, federal, state and local environmental agencies and authorities, including the Environmental Protection Agency (EPA), the Occupational Safety and Health Administration of the U.S. Department of Labor and comparable agencies in Mexico, Türkiye, India and individual U.S. states. In addition, our manufacturing operations in Mexico, Türkiye and India are subject to those countries’ wage and price controls, currency exchange control regulations, investment and tax laws, laws restricting our ability to repatriate profits, trade restrictions and laws that may restrict foreign investment in certain industries. Some of these laws have only been recently adopted or are subject to further rulemaking or interpretation, and their impact on our operations, including the cost of complying with these laws, is uncertain. We believe that our operations currently comply, in all material respects, with applicable laws and regulations. Further, as a U.S. corporation, we are subject to The Foreign Corrupt Practices Act of 1977 (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although FCPA enforcement was recently paused by the U.S. federal government, we plan to continue to comply with the provisions of the FCPA. As a U.S. corporation with global operations, we are also subject to foreign antibribery laws and regulations in the countries where we conduct business, including the U.K. Bribery Act and the India Prevention of Corruption Act.

Recent years have witnessed an increase in government support for renewable energy sources. As nations and companies take action to achieve net-zero emissions targets, we expect the demand for clean energy will continue to grow in the long term. We believe that policies focused on re-shoring manufacturing, and electrifying heating and transportation will further contribute to these projected demand increases. In August 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (IRA) which effectively extended the Production Tax Credit for Renewable Energy (PTC), which provides owners of wind turbines with a credit against its U.S. federal income tax obligations based on the amount of electricity generated by the wind turbine, until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind blades. We expect to utilize the AMPC when we restart our Newton, Iowa manufacturing facility, which is expected to occur in the second half of 2025.

At the state level, as of December 31, 2024, 30 states, the District of Columbia and Puerto Rico have implemented renewable portfolio standard (RPS) programs that generally require that, by a specified date, a certain percentage of a utility’s electricity supplied to consumers within such state is to be from renewable sources (ranging from 10% to 100% and from between the present and 2050).

Outside of the U.S., there are also increasing regulatory efforts globally to promote renewable power. In December 2020, the European Union (EU) agreed to reduce EU greenhouse gas emissions by at least 55% by 2030, compared to 1990 levels. Similarly, in November 2021, India targeted to increase its renewable energy capacity to 500 gigawatts by 2030 and to reach carbon neutrality by 2070. Additionally, Türkiye enacted Law No. 5346 in 2005, which was amended and extended in January 2021, to promote renewable-based electricity generation within their domestic electricity market through feed-in tariffs and purchase obligations for distribution companies requiring purchases from certified renewable energy producers. In May 2022, the EU announced the REPowerEU plan which seeks to rapidly reduce the EU's dependence on fossil fuels by 2027. Furthermore, the EU introduced the

Green Deal Industrial Plan that is expected to further accelerate the expansion of renewable energy and green technologies including easing state aid rules to enable higher subsidies. A key component of the Green Deal Industrial Plan is the Net-Zero Industry Act to simplify regulations, speed up permits and promote cross-border projects to accelerate climate neutrality. In November 2023, EU’s Renewable Energy Directive III entered into effect, which aims to raise the share of renewable power in the EU’s overall energy consumption to 42.5% by 2030, with an additional 2.5% indicative top up that would allow the overall share to reach 45%.

The IRA and EU policy frameworks are expected to help accelerate the transition to renewable energy sources in the long-term. However, there is market uncertainty in the near-term as the current U.S. Presidential administration has issued executive orders that have impacted the onshore wind market, including halting the issuance of permits and leases for new wind projects on public lands in the U.S. pending additional review from multiple federal agencies.

Human Capital

As of December 31, 2024, we employed more than 11,700 full-time associates, approximately 300 of whom were in the U.S., 7,400 in Mexico, 2,800 in Türkiye, 1,100 in India and 100 in other countries. Certain of our associates in Türkiye and at our manufacturing facility in Matamoros, Mexico are represented by labor unions. We believe that our relations with our associates are generally good.

Our human capital strategy focuses on creating an exceptional associate experience and ensuring that we foster a learning culture where our associates want to grow with us. Our primary focus areas of our human capital strategy are as follows:

Culture

We believe our unique culture is a key strategic advantage for us. Our associates are highly engaged, have a strong sense of inclusion and belonging, and are committed to the Company, their teams, and the jobs they perform based on our most recent associate engagement surveys which continue to show strong commitment from our associates. Our associate engagement is due in part to a strong sense of purpose given our role in the broader renewable energy supply chain. We believe associate engagement and feelings of inclusion and belonging translates into a strong quality focus and orientation. When we select new persons to join our team, we ensure that the individuals have high levels of adaptability in addition to the skills needed for the role. Our associates embrace our core values of safety, operational excellence, commitment, integrity and leadership. Our team members bring our values to life by applying their diverse backgrounds and skillsets to the jobs they are performing, demonstrating high discretionary effort, and embracing our values in their day-to-day lives.

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

Inclusion, Diversity, Equity and Awareness

We aspire to create an environment that recognizes and celebrates the benefits that come with a diverse workforce. We know that diversity of our associate population makes us better and we strive to continue to improve and act with intention in these areas. Most importantly we strive to create a culture of inclusion where everyone has a true sense of belonging and feels they can be themselves in the workplace.

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

Talent

We market open jobs across multiple platforms such as our website, LinkedIn, internal postings and local job boards to ensure that our candidate pool is as diverse as possible. We promote having diversity on the interviewing and selection panel to ensure different points of view are considered as part of the final selection process. We enjoy high levels of retention across all of our geographies. On a global basis, our overall turnover rate declined in 2024. We facilitate an annual talent review process in all regions and functional teams to promote the internal development and promotion of internal talent. We have enjoyed high participation in associate surveys, high engagement levels against industry normative data, and facilitated an inclusion survey in 2024, 2023 and 2022.

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

Information about our Executive Officers

The following table sets forth certain information regarding our Executive Officers as of February 20, 2025:

Name, Age	Position	Year Appointed as Executive Officer of TPI Composites, Inc.	Business Experience since January 1, 2018
William Siwek, 62	President, Chief Executive Officer and Director	2013

TPI Composites, Inc.: Chief Executive Officer since May 2020, President from May 2019 to May 2020, Chief Financial Officer from August 2013 to May 2019.

American Clean Power Association: Director since March 2021.

Charles Stroo, 49	Chief Operating Officer, Wind	2023

TPI Composites, Inc.: Chief Operating Officer since November 2023.

Collins Aerospace: Vice President of Power & Controls Operations from March 2023 to November 2023, Vice President of Avionics Operations from February 2020 to March 2023, Senior Director Operations from March 2019 to February 2020, Director Mexicali Operations from November 2015 to March 2019.

Ryan Miller, 50	Chief Financial Officer	2022

TPI Composites, Inc.: Chief Financial Officer since May 2022.

Collins Aerospace: Vice President and Chief Financial Officer of Avionics Division from November 2018 to February 2022.

Rockwell Collins: Vice President and Controller of the Commercial Systems Division from April 2017 to November 2019.

Steven Fishbach, 55	General Counsel and Secretary	2015	TPI Composites, Inc.: General Counsel since January 2015.

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

Substantially all of our revenues are derived from three wind blade customers. Vestas, GE Vernova and Nordex accounted for 24.4%, 34.9% and 33.2%, respectively, of our total net sales for the year ended December 31, 2024, and 36.3%, 25.0% and 30.8%, respectively, of our total net sales for the year ended December 31, 2023, and 37.3%, 21.4% and 33.6%, respectively, of our total net sales for the year ended December 31, 2022. Accordingly, we are substantially dependent on continued business from our current wind blade customers. If one or more of our wind blade customers were to reduce or delay wind blade orders, file for bankruptcy or become insolvent, fail to pay amounts due or satisfactorily perform their respective contractual obligations with us or otherwise terminate or fail to renew their supply agreements with us, our business, financial condition and results of operations could be materially harmed.

We do not have contractual volume commitments from our customers beyond 2025 and our customers may elect not to place new wind blade orders with us or may elect to substantially reduce the volume of wind blades ordered from us due to market conditions and other external factors impacting the demand for wind blades.

Our supply agreements expire at the end of 2025. Although we expect to extend our supply agreements beyond 2025, we currently do not have contractual commitments from our customers to purchase wind blades beyond 2025. Our supply agreements generally establish annual purchase requirements on which we rely for our future production and financial forecasts. However, the timing and volume of purchases, within certain parameters, may be subject to change by our customers. If one or more of our customers terminate or reduce the number of manufacturing lines and volumes of wind blades purchased, or fail to enter into new purchase commitments with us, it may materially harm our business, financial condition and results of operations.

Defects in materials and workmanship or wind blade failures could harm our reputation, expose us to product warranty or other liability claims, decrease demand for wind blades we manufacture, or materially harm existing or prospective customer relationships, and our reserves for warranty expenses might not be sufficient to cover all future costs.

Defects in the wind blades we manufacture are unpredictable and an inherent risk in manufacturing technically advanced products that involve a significant amount of manual labor and processes. Defects may arise from multiple causes, including design, engineering, materials, manufacturing and component failures as well as deficiencies in our manufacturing processes. Under our supply agreements, we warranty the materials and workmanship of the wind blades while our customers are responsible for the fitness of use and design of the wind blades. We have experienced multiple wind blade failures and defects at some of our facilities, and we may experience failures or defects in the future. Wind blades that we have manufactured have also failed in the field. Any wind blade failures or other product defects in the future could materially harm our existing and prospective customer relationships. Specifically, negative publicity about the quality of the wind blades we manufacture or defects in the wind blades supplied to our customers could result in a reduction in wind blade orders, increased warranty claims and reserves, product liability claims and other damages or termination of our supply agreements or business relationships with current or new customers. Any of the foregoing could materially harm our business, operating results and financial condition.

We provide warranties for all of the wind blades and precision molding and assembly systems we produce, including parts and labor, for periods that typically range from two to five years depending on the product sold. We also have offered extended warranties in certain situations to resolve outstanding warranty claims and may offer extended warranties to our customers in the future. Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, shipping and handling and de-installation and re-installation costs at customers’ sites. Our assumptions could be materially different from the actual performance of our products and these remediation expenses in the future. The expenses associated with wind blade repair and remediation activities can be substantial and may include changes to our manufacturing processes. If our estimates prove materially incorrect, we could incur warranty expenses that exceed our reserves, increase our future warranty reserves, and we could be required to make material unplanned cash expenditures, which could materially harm our business, operating results and financial condition.

We have experienced, and could in the future experience, quality or operational issues in connection with plant construction, expansion or assumption which could result in losses and cause delays in our ability to complete our projects and may therefore materially harm our business, financial condition and results of operations.

We dedicate most of the capacity of our current wind blade manufacturing facilities to existing customers and, as a result, we may need to build additional manufacturing capacity or facilities to serve the needs of new customers or expanded needs of existing customers. We currently conduct wind blade manufacturing operations at four facilities in Mexico, two in Türkiye, one in India, and expect to restart our wind blade manufacturing operations at our Iowa facility in the U.S. in the second half of 2025. The construction of new plants and the expansion or assumption of existing plants involves significant time, cost and other risks. We generally expect our plants to generate losses in their first 12 to 18 months of operations related to production startup costs. Additionally, numerous factors can contribute, and have in the past contributed, to delays or difficulties in the startup of, or the adoption of our manufacturing lines to produce larger wind blade models, which we refer to as model transitions, in our manufacturing facilities. These factors include permitting, construction or renovation delays, defects or issues with product tooling, the engineering and fabrication of specialized equipment, the modification of our general production know-how and customer-specific manufacturing processes to address the specific wind blades to be tested and built, changing and evolving customer specifications and expectations and the hiring and training of plant personnel. Any delays or difficulties in plant startup, expansion or assumption may result in cost overruns, production delays, contractual penalties, loss of revenues, reduced margins and impairment of customer relationships, which could materially harm our business, financial condition and results of operations. For example, we experienced significant production delays at the Matamoros, Mexico manufacturing facility that we took over from Nordex in July 2021 due to the poor condition of the facility and related equipment, which adversely impacted our profitability and financial condition over the three-year supply agreement term, which ended on June 30, 2024.

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

We have developed a global footprint to serve the growing wind energy market worldwide and have wind blade manufacturing facilities in the U.S., Mexico, Türkiye and India. Although a majority of our manufacturing facilities are located outside of the U.S., historically more than half of the wind blades that we produced were deployed in wind farms located within the U.S. Our Iowa facility, where production has been shut down since the end of the fourth quarter of 2021 and is expected to restart in the second half of 2025, and substantially all of the wind blades manufactured at our Mexico are deployed within the U.S. In addition, many of our wind blades are exported from our Türkiye and India manufacturing facilities to the U.S. Consequently, demand for wind energy and our wind blade sales could be adversely affected by a variety of reasons and factors, including the recently announced tariffs on goods and products imported from Mexico that will go into effect in March 2025 and other regulatory or legal changes or developments relating to wind and renewable energy in the U.S. Any downturn in demand for wind energy in the U.S. could materially harm our business.

We have experienced volatility in the price and availability of raw materials and components that are critical to our manufacturing needs, as well as ongoing inflationary pressures impacting many of our labor and other costs, and we may continue to, or in the future, experience price increases, supply constraints, and inflationary pressures, which may hinder our ability to perform under our supply agreements and adversely impact our competitive position, profitability and financial condition.

We rely upon third parties for raw materials, such as fiberglass, carbon fiber, resins, foam core and balsa wood, and various components for the products we manufacture. Some of these raw materials and components may only be purchased from a limited number of suppliers. Current geopolitical climate, and the economic environment generally, including with respect to inflation and trade policies, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. However, the overall pricing for the raw materials that we source decreased in 2024 compared to 2023 due to decreases in pricing and logistics costs. We expect to see a further decrease in material pricing in 2025. If the prices for these raw materials and logistics costs revert back to the levels we experienced in 2021 and 2022, such elevated price levels could have a material impact on our results of operations.

Additionally, our ability to purchase the appropriate quantities of raw materials is impacted by our customers’ transitioning wind blade designs and specifications. As a result, we maintain, closely monitor and manage inventory and acquire raw materials and components as needed and with consideration to lead time factors. Due to fluctuating international demand for these raw materials from many industries, and extended logistics lead times, we may be unable to acquire sufficient quantities or secure a stable supply for our manufacturing needs. One of our customers sources all of the critical raw materials that we use to produce such customers' wind blades. Since we do not source procurement of these raw materials for this customer, we have fewer controls and remedies to mitigate raw material and supply chain risks and disruptions relating to such raw materials for such customer.

In 2024, we procured approximately 20% of our raw materials from China, so any ocean logistic delays, weather events, strikes, other force majeure events or geopolitical developments impacting China could disrupt our supply chain. In addition, a disruption in any aspect of our global supply chain caused by transportation delays, customs delays, cost issues or other factors could result in a shortage of raw materials or components critical to our manufacturing needs. Any supply shortages, delays in the shipment of materials or components from third party suppliers, or changes in the terms on which they are available could disrupt or materially harm our business, operating results and financial condition.

Ongoing inflationary pressures have caused and may continue to cause many of our material, labor, and other costs to increase, which can have adverse impacts on our results of operations. The government of Mexico increased minimum wages approximately 20%, 20% and 12%, effective January 1, 2023, 2024 and 2025, respectively. The government of Türkiye increased minimum wages approximately 55%, 34%, 49% and 30%, effective January 1,

2023, July 1, 2023, January 1, 2024 and January 1, 2025, respectively. While our customer contracts allow us to pass a portion of these increases to our customers, we were not be able to recover 100% of the wage inflation. As a result of the inflationary pressures in Türkiye and increased competition from Chinese wind blade manufacturers, our competitive position in Türkiye has been adversely impacted and demand for our wind blades in Europe has declined. In December 2024, we committed to a restructuring plan in Türkiye in order to rationalize our workforce in response to this lower forecasted demand. As a result, we recorded approximately $9.6 million in restructuring charges for severance and other one-time termination benefits during the fourth quarter of 2024. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages could further deteriorate our competitive position, and have a material impact on our results of operations and financial condition.

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
•
permitting, siting and grid connection regulations and challenges;
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

In 2024, we experienced a decline in demand for our wind blades due primarily to regulatory uncertainty as our customers and wind farm developers continued to defer investments into the future until inflationary pressure and global economies stabilize, and there is clearer regulatory guidance with respect to the IRA and actions proposed by the EU under the REPowerEU plan. This decline in demand adversely impacted our operating results for 2024. In addition to factors affecting the wind energy market generally, our customers’ demand may also fluctuate based on other factors beyond our control. Any decline in customer demand below anticipated levels could materially harm our revenues and operating results and could delay or impede our growth strategy.

We operate a substantial portion of our business in international markets and we may be unable to effectively manage a variety of currency, legal, regulatory, economic, social and political risks associated with our global operations and those in developing markets.

We currently operate manufacturing facilities in the U.S., Mexico, Türkiye, and India. For the years ended December 31, 2024, 2023 and 2022, approximately 98%, 98% and 97%, respectively, of our net sales were derived from our international operations. Our overall success depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. The global nature of our operations is subject to a variety of risks, including:

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

We face significant competition from other wind blade manufacturers, and this competition may intensify in the future. The wind turbine market is characterized by a relatively small number of large OEMs. The competitive environment in the wind energy industry recently has become more challenging primarily due to ongoing regulatory uncertainty and wage inflation. This challenging environment may lead to further consolidation in the industry, which could lead to us having even fewer customers. In addition, a significant percentage of wind turbine OEMs, including all of our current customers, produce some of their own wind blades in-house. As a result, we compete for business from a limited number of customers that outsource the production of wind blades. We also compete with a number of wind blade manufacturers in China, who are growing in terms of their technical capability and are in the process of expanding outside of China. Some of our competitors have more experience in the wind energy industry, as well as greater financial, technical or human resources than we do, which may limit our ability to compete effectively with them and maintain or improve our market share. Additionally, our supply agreements dedicate capacity at our facilities to our customers, which may also limit our ability to compete if our facilities cannot accommodate additional capacity. If we are unable to compete effectively for the limited number of customers that outsource production of wind blades, our ability to enter into supply agreements with potential new and existing customers may be materially harmed.

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

The U.S. wind energy industry has been dependent in part upon governmental support through certain incentives including federal tax incentives and state RPS programs and may not be economically viable if a large number of these incentives are not continued. Government-sponsored tax incentive programs including the PTC, and the Investment Tax Credit (ITC) have supported the U.S. growth of wind energy. In August 2022, the PTC was extended until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind blades. Although the IRA is expected to help accelerate the transition to renewable energy sources in the long-term, there is market uncertainty in the near-term as the current U.S. Presidential administration has issued executive orders that have impacted the onshore wind market, including halting the issuance of permits and leases for new wind projects on public lands in the U.S. pending additional review from multiple federal agencies.

There are also numerous policies and regulations in the EU and other international markets that are designed to promote wind and renewable energy. While long-term onshore market growth in Europe remains in sight, the economic viability of pursuing that demand with European-based manufacturing is becoming increasingly challenging. While we have successfully competed with Chinese wind blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by the Chinese government, has added to the challenging competitive environment outside of the U.S. Unlike the U.S., which has implemented tariffs to protect against unfair competition and tax laws to encourage near shoring and domestic manufacturing, we believe it is unlikely that European governments will take similar steps to meaningfully help suppliers like TPI that supply passive components to our OEM customers. The implementation of the Foreign Subsidies Regulation (FSR) by the EU and its recent aggressive actions to combat unfairly subsidized Chinese products are encouraging, but their focus to date has been on active parts of wind turbines versus the passive parts, such as the blades that we manufacture for our customers.

There can be no assurance that governmental programs or subsidies for renewable energy such as the IRA will remain in effect in their present form or at all, or that the required transmission infrastructure expansion occurs, and the elimination, reduction, or modification of these programs or subsidies could materially harm wind energy programs in the U.S. and international markets and materially decrease demand for the wind blades we manufacture and, in turn, materially harm our business, operating results and financial condition.

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
•
availability of qualified personnel;
•
costs incurred in the expansion, reopening or closure of our existing manufacturing facilities;
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

As of December 31, 2024, we had outstanding $441.1 million of senior, secured indebtedness under the Credit Agreement and Guaranty, dated as of December 14, 2023, between the Company and Oaktree Fund Administration, LLC (the Credit Agreement) and total outstanding principal indebtedness of $705.2 million. Our obligations under the Credit Agreement are secured by substantially all of our assets. In addition, from time to time, we enter into various loan, working capital and accounts receivable financing facilities to finance the construction and ongoing operations of our advanced manufacturing facilities and other capital expenditures. The Credit Agreement contains various financial covenants and other restrictions regarding, among other things, maintaining minimum cash balances, making capital expenditures and other restricted payments, incurring additional indebtedness, creating liens, and paying dividends. The operating and financial restrictions and covenants contained in the Credit Agreement, as well as our other existing and any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, expand or fully pursue our business strategies or respond to changing business and economic conditions. Our ability to comply with these covenants may be affected by events beyond our control. A breach of any of these covenants could result in a default under the Credit Agreement or one or more of our other loan facilities, which could cause all of the outstanding indebtedness under such agreements to become immediately due and payable by us and/or enable the applicable lender to terminate all commitments to extend further credit. If we are forced to refinance these borrowings on less favorable terms or if we cannot refinance these borrowings, our results of operations and financial condition could be adversely affected. In addition, if we were unable to repay the outstanding indebtedness upon a default, our lenders could proceed against the assets pledged as collateral to secure that indebtedness. Any acceleration of the amounts due under the Credit Agreement, or the exercise by the applicable lenders or agent of their rights under the related security documents, would likely have a material adverse effect on our business.

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

Our current wind blade manufacturing activities and future growth will require substantial capital investment. For the years ended December 31, 2024 and 2023, our capital expenditures, including those related to discontinued operations, were $26.2 million and $36.1 million, respectively. We plan to make continued investments in our U.S., Türkiye, Mexico, and India facilities. Our ability to grow our business is predicated on us making significant additional capital investments to expand our existing manufacturing facilities and build and operate new manufacturing facilities in existing and new markets or access capital to acquire new businesses. We may not have the capital to undertake these capital investments. In addition, our capital expenditures may be significantly higher if our estimates of future capital investments are incorrect and may increase substantially if we are required to undertake actions to comply with new regulatory requirements or compete with new technologies. The cost of some projects may also be affected by foreign exchange rates if any raw materials or other goods must be paid for in foreign currency. We cannot assure you that we will be able to raise funds on favorable terms, if at all, or that future financings would not be dilutive to holders of our capital stock. We also cannot assure you that completed capital expenditures will yield the anticipated results. The Credit Agreement contains covenants that limit the amount of capital expenditures that we can make, and if we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants, or other restrictions on our business that could impair our operational flexibility and would require us to fund additional interest expense. If we are unable to obtain sufficient capital at a reasonable cost or at all, we may not be able to expand our business to take advantage of changes in the marketplace or may be required to delay, reduce or eliminate some or all of our current operations, which could materially harm our business, operating results and financial condition.

Our business and reputation could be adversely impacted by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-corruption laws.

As a U.S. corporation, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Other countries in which we operate also have anti-corruption laws, some of which prohibit improper payments to government and non-government persons and entities, and others extend their application to activities outside their country of origin. Although FCPA enforcement was recently paused, we plan to continue to comply with the provisions of the FCPA. We have manufacturing facilities in Mexico, Türkiye and India, countries with a fairly high risk of corruption. Those facilities are subject to routine government oversight. In addition, a number of our raw materials and components suppliers are state-owned, particularly in China. Moreover, due to our need to import raw materials across international borders, we also routinely have interactions, directly or indirectly, with customs officials. In many foreign countries, under local custom, businesses engage in practices that may be prohibited by the FCPA or other similar laws and regulations. Additionally, we continue to hire associates around the world to support our international operations. Although we have implemented certain policies, procedures and controls designed to ensure compliance with the FCPA and similar laws, there can be no guarantee that all of our associates and agents, as well as those companies to which we outsource certain of our business operations, have not taken and will not take actions that violate our policies and the FCPA or other anti-corruption laws, which could subject us to fines, penalties, disgorgement, and loss of business, harm our reputation and impact our ability to compete in certain jurisdictions. In addition, these laws are complex and far-reaching in nature, and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Moreover, our competitors may not be subject to the FCPA or similar laws, which could provide them with a competitive advantage in some jurisdictions.

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

We have a variety of IP rights, including patents, trademarks and copyrights, but much of our most important IP rights consist of trade secrets and know-how and effective IP protection may be unavailable, limited or outside the scope of the IP rights we pursue in the U.S. and in foreign countries where we operate. Although we strive to protect our IP rights, there is always a risk that our trade secrets or know-how will be compromised or that a competitor could lawfully reverse-engineer our technology or independently develop similar or more efficient technology. We have confidentiality agreements with each of our customers, suppliers, key associates and independent contractors in place to protect our IP rights, but it is possible that a customer, supplier, associate or contractor might breach the agreement, intentionally or unintentionally. It is also possible that our confidentiality agreements with customers, suppliers, associates and contractors will not be effective in preserving the confidential nature of our IP rights. The patents we own could be challenged, invalidated, narrowed or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Once our patents expire, or if they are invalidated, narrowed or circumvented, our competitors may be able to utilize the inventions protected by our patents. Additionally, the existence of our IP rights does not guarantee that we will be successful in any attempt to enforce these rights against third parties in the event of infringement, misappropriation or other misuse, which may materially and adversely affect our business. Because our ability to effectively compete in our industry depends on our ability to protect our proprietary technology, we might lose business to competitors and our business, revenue, operating results and prospects could be materially harmed if we suffer loss of trade secret and know-how protection or breach of our confidentiality agreements.

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

Certain of our associates in Türkiye and Matamoros, Mexico, which in the aggregate represented approximately 29% of our workforce as of December 31, 2024, are covered by collective bargaining agreements.

Our Türkiye manufacturing facilities have experienced significant wage inflation over the course of the past few years. For example, the government of Türkiye increased minimum wages approximately 55% effective January 1, 2023. In May 2023, we agreed to an amendment to our collective bargaining agreement with our associates in Türkiye which resulted in significantly increased wages for these associates. The government of Türkiye further increased minimum wages approximately 34%, 49% and 30% effective July 1, 2023, January 1, 2024 and January 1, 2025, respectively. Our collective bargaining agreement for our Türkiye facilities was in effect through December 2024 and we are in the process of negotiating an amendment to this agreement for calendar year 2025. Our collective bargaining agreement at our Matamoros, Mexico manufacturing facility is in effect through the end of March 2025.

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

Sales of a substantial number of shares of our common stock in the public market can occur at any time. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2024, we had 47,609,136 shares of common stock outstanding. In addition, Oaktree owns approximately 9.7% of our outstanding common stock. All of the shares held by Oaktree can be sold, subject to any applicable volume limitations under federal securities laws. In addition, we may issue debt or equity securities in other registered or unregistered convertible debt or equity offerings.

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

Under our existing equity compensation plans, as of December 31, 2024, we had outstanding options to purchase 1,179,966 shares of our common stock, 1,491,925 restricted stock units and 537,806 performance stock units to our associates and non-employee directors. From time to time, we expect to grant additional options and other stock awards. The exercise of options at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additionally, any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing their percentage ownership of the total outstanding shares. If we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue stock, stockholders may experience further dilution.

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

We incorporate reputable third-party vendors and solutions into our cyber risk management strategies to fortify our cyber defense mechanisms. We have processes to oversee and identify material risks from cybersecurity threats associated with or use of third-party vendors. We collaborate with internal stakeholders across the Company to integrate cybersecurity principles into our operations, including deployment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information. We also train our employees during onboarding and annually thereafter on matters including cybersecurity awareness, confidential information protection, and phishing attacks.

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

Item 2. Properties

Our headquarters is located in Scottsdale, Arizona, and we lease various other facilities in the U.S., Mexico, Türkiye, India, Denmark, Germany and Spain. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists various information regarding our facilities as of February 20, 2025:

	Operating	Year	Leased or	Approximate
Location	Segment	Commenced	Owned	Square Footage	Description of Use
Newton, IA, U.S.	U.S.	2008	Leased	337,922	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2013	Leased	345,984	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	453,096	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	339,386	Wind Blade Manufacturing Facility
Matamoros, Mexico	Mexico	2017	Leased	527,442	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2018	Leased	300,277	Precision Molding Manufacturing Facility
Izmir, Türkiye	EMEA	2012	Leased	343,000	Wind Blade Manufacturing Facility
Izmir, Türkiye	EMEA	2015	Leased	817,078	Wind Blade Manufacturing Facility
Warren, RI, U.S.	U.S.	2004	Leased	108,750	Research and Development Facility
Santa Teresa, NM, U.S.	Mexico	2014	Leased	503,710	Wind Blade Storage Facility
Kolding, Denmark	U.S.	2018	Leased	2,583	Advanced Engineering Center
Chennai, India	India	2019	Leased	776,280	Wind Blade Manufacturing Facility
Madrid, Spain	EMEA	2021	Leased	26,124	Wind Blade Services Facility
Scottsdale, AZ, U.S.	U.S.	2023	Leased	12,993	Corporate Headquarters
Berlin, Germany	U.S.	2023	Leased	4,239	Engineering Center
Des Moines, IA, U.S.	U.S.	2023	Leased	26,640	Wind Blade Services Facility

Item 3. Legal Proceedings

For a discussion of our legal proceedings, refer to Note 18 – Commitments and Contingencies – Legal Proceedings of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On July 22, 2016, our common stock began trading on NASDAQ under the symbol “TPIC.” Prior to that time, there was no public market for our stock.

Performance Graph

The following graph and table illustrate the total stockholder return from July 22, 2016 through December 31, 2024, on our common stock, the Russell 2000 Index, the S&P Small Cap 600 Energy (Sector) Index and the NASDAQ Clean Edge Green Energy Index, assuming an investment of $100.00 on July 22, 2016 including the reinvestment of dividends.

COMPARISON OF CUMULATIVE RETURN
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
7/22/16
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
TPI Composites, Inc.
Russell 2000
S&P Small Cap 600 Energy (Sector)
NASDAQ Clean Edge Green Energy

	Base Period
	7/22/16	12/30/16	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21	12/30/22	12/29/23	12/31/24
TPI Composites, Inc.	$100.00	$118.29	$150.88	$181.27	$136.50	$389.23	$110.32	$74.78	$30.53	$13.94
Russell 2000	100.00	111.89	126.60	111.19	137.56	162.82	185.12	145.21	167.13	183.87
S&P Small Cap 600 Energy (Sector)	100.00	133.11	97.60	55.64	47.19	28.17	44.86	65.17	66.48	61.94
NASDAQ Clean Edge Green Energy	100.00	102.59	134.16	116.50	163.93	462.91	448.76	311.51	278.55	224.12

Holders

As of January 31, 2025, there were five stockholders of record of our common stock, although there is a much larger number of beneficial owners.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024 and from the period from December 31, 2024 to the filing date of this Annual Report on Form 10-K which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended December 31, 2024 from certain associates who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October (October 1 - October 31)	—	$—	—	—
November (November 1 - November 30)	18,782	2.00	—	—
December (December 1 - December 31)	—	—	—	—
Total	18,782	$2.00	—	—

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

OVERVIEW

Our Company

We are an independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long-term relationships with leading original equipment manufacturers in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators. We are headquartered in Scottsdale, Arizona and operate wind blade manufacturing facilities in the U.S., Mexico, Türkiye, and India. We operate additional engineering development centers in Denmark and Germany, and field services facilities in the U.S. and Spain. For a further overview of our Company, refer to the discussion in “Business—Overview” included in Part I, Item 1 of this Annual Report on Form 10-K.

In June 2024, the Company completed the divestiture of its wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets.

In December 2022, the Company committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022. Our business operations in China comprised the entirety of our "Asia" reporting segment. The shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services.

The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 2 – Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our business operations are defined geographically into four operating segments - (1) the U.S., (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. For further information regarding our operating segments, refer to Note 24 – Segment Reporting of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. The global demand for clean energy continues to rise, driven by factors such as the growing need for data centers, semiconductor chip manufacturers, the adoption of electric vehicles, and the electrification of buildings. Over the course of the past few years, we have seen numerous government policy initiatives aimed at expanding the use of renewable energy, including the passing of the Inflation Reduction Act of 2022 (IRA) in the U.S. and several policy initiatives in the European Union (EU) that are expected to simplify regulations, speed up permitting and promote cross-border projects to accelerate climate neutrality. We expect these trends in governmental policy will enable long-term revenue growth in the wind industry. As the majority of our wind blades are installed in the U.S. and Europe, these policy trends are expected to have a material impact on our business and the pace of long-term growth.

We expect sales of our wind blades to moderately increase in 2025 as several of our manufacturing lines that were in startup and transition in 2024 are expected to achieve serial production to meet projected customer demand for wind blades in the U.S. market, partially offset by lower forecasted demand for wind blades in the European market. This forecasted increase in sales may also be offset by a reduction in demand for blades manufactured in our Mexico manufacturing facilities that are imported into the U.S. as a result of the recently announced tariffs that are scheduled to go into effect in March 2025. However, we are not able to assess the full impact of such tariffs on our business at this time.

While long-term onshore market growth in Europe remains in sight, the economic viability of pursuing that demand with European-based manufacturing is becoming increasingly challenging. Historically, we have serviced the European market with our plants in Türkiye. The hyperinflationary environment we have experienced in Türkiye for the last number of years is not expected to subside any time soon. In addition, Türkiye’s monetary policy continues to limit Turkish Lira devaluation, resulting in a very challenging environment to export goods out of Türkiye. Furthermore, while we have successfully competed with Chinese wind blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by the Chinese government, has added to the challenging competitive environment outside of the U.S. Unlike the U.S., which has implemented tariffs to protect against unfair competition and tax laws to encourage near shoring and domestic manufacturing, we believe it is unlikely that European governments will take similar steps to meaningfully help suppliers like TPI that supply passive components to our OEM customers. The implementation of the Foreign Subsidies Regulation (FSR) by the EU and its recent aggressive actions to combat unfairly subsidized Chinese products are encouraging, but their focus to date has been on active parts of wind turbines versus the passive parts, such as the blades that we manufacture for our customers. In December 2024, we committed to a restructuring plan in Türkiye in order to rationalize our workforce in response to this lower forecasted demand amid intense Chinese competition and the continued hyperinflationary environment. As a result, we recorded approximately $9.6 million in restructuring charges for severance and other one-time termination benefits during the fourth quarter of 2024.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages approximately 20%, 20% and 12%, effective January 1, 2023, 2024 and 2025, respectively. The government of Türkiye increased minimum wages approximately 55%, 34%, 49% and 30%, effective January 1, 2023, July 1, 2023, January 1, 2024 and January 1, 2025, respectively. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

Effective June 30, 2024, we shut down the Matamoros, Mexico manufacturing facility for Nordex that we took over from them in July 2021. Our results of operations were adversely impacted by the performance of this facility in the first half of the year due to higher than anticipated losses driven by cancelled orders and production inefficiencies resulting from Nordex’s request for us to shut down the facility at the conclusion of the contract on June 30, 2024, including releasing all associates working in the facility. While Nordex funded all of our severance costs for the headcount reduction, our results of operations were negatively impacted by significantly less demand from Nordex than expected and production inefficiencies relating to the closure of the facility. We experienced a loss from operations of $33.6 million, $45.6 million and $40.8 million at this facility, for the years ended December 31, 2024, 2023, and 2022 respectively.

We are exploring alternatives for the divestiture of our tooling business as part of our continued prioritization of capital for growth in the wind blade business. As of December 31, 2024, approximately $1.3 million of assets related to our tooling business were classified as held for sale in our consolidated balance sheets. The assets held for sale primarily relate to net property, plant and equipment and inventory. Upon classifying the assets as held for sale, we recognized $3.9 million of impairment charges during the year ended December 31, 2024. We expect to complete the divestiture in 2025.

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

The unallocated research and development expenses incurred at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2024, 2023 and 2022, research and development expenses totaled $1.3 million, $1.4 million and $1.1 million, respectively.

Loss on Sale of Assets and Asset Impairments

Loss on sale of assets represents the losses on the sale of certain receivables, on a non-recourse basis under accounts receivable assignment agreements with our customers, to financial institutions and losses on the sale of other assets at our corporate and manufacturing facilities. Asset impairments represent the losses on the impairment of our assets at our corporate and manufacturing facilities.

Gain on extinguishment of Series A Preferred Stock

Gain on extinguishment of Series A Preferred Stock, par value $0.01 per share (the Series A Preferred Stock), represents the gain recognized as a result of the cashless exchange of all of the outstanding Series A Preferred Stock for the senior secured term loan (the Term Loan) under the Credit Agreement that we entered into in December 2023. See Note 13 – Debt and Note 16 – Mezzanine Equity for further discussion of the gain recognized.

Restructuring Charges

Restructuring charges primarily consist of associate severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and associate relocation costs.

Other Income (Expense)

Other income (expense) consists of interest expense on our debt borrowings, the amortization of deferred financing costs on such borrowings, the amortization of the debt discount on our Term Loan, foreign currency income and losses, interest income on money market accounts, losses on extinguishment of debt and miscellaneous income and expense.

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

The key financial measures as of and for the years ended December 31 are as follows:

	2024	2023	2022
	(in thousands)
Net sales	$1,331,131	$1,432,408	$1,478,739
Net loss from continuing operations	(210,120)	(151,966)	(17,119)
EBITDA(1)	(75,267)	(84,812)	55,826
Adjusted EBITDA(1)	(38,691)	(44,889)	75,265
Net cash provided by (used in) operating activities	12,498	(80,972)	(62,272)
Capital expenditures(2)	26,201	36,137	18,832
Free cash flow(1)(2)	(13,703)	(117,109)	(81,104)
Total debt, net of debt issuance costs and debt discount	616,602	485,193	61,173
Net cash (debt)(1)	(418,582)	(323,218)	82,042

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
•
adjusted EBITDA does not reflect the dividends to our extinguished Series A Preferred Stockholders or accretion of the Series A Preferred Stock;
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

Net cash (debt)

We define net cash (debt) as total unrestricted cash and cash equivalents less the total amount of debt outstanding. The total amount of debt outstanding is comprised of the long-term debt and current maturities of long-term debt, net of debt issuance costs and debt discounts, as presented in our consolidated balance sheets. We believe that the presentation of net cash (debt) provides useful information to investors because our management reviews net cash (debt) as part of our oversight of overall liquidity, financial flexibility and leverage. Net cash (debt) is important when we consider opening new manufacturing facilities and expanding existing manufacturing facilities, as well as for capital expenditure requirements.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA for the years ended December 31 are reconciled as follows:

	2024	2023	2022
	(in thousands)
Net loss attributable to common stockholders	$(240,707)	$(177,612)	$(124,208)
Net loss from discontinued operations	30,587	49,813	48,186
Net loss from continuing operations attributable to common stockholders	(210,120)	(127,799)	(76,022)
Preferred stock dividends and accretion	—	58,453	58,903
Gain on extinguishment of Series A Preferred Stock	—	(82,620)	—
Net loss from continuing operations	(210,120)	(151,966)	(17,119)
Adjustments:
Depreciation and amortization	29,883	35,389	35,788
Interest expense, net	92,420	12,101	5,020
Income tax provision	12,550	19,664	32,137
EBITDA	(75,267)	(84,812)	55,826
Share-based compensation expense	6,741	9,740	14,347
Foreign currency loss (income), net	1,655	5,122	(4,695)
Loss on sale of assets and asset impairments	17,230	20,931	9,817
Restructuring charges, net	10,950	4,130	(30)
Adjusted EBITDA	$(38,691)	$(44,889)	$75,265

Free cash flow, which includes discontinued operations, for the years ended December 31 is reconciled as follows:

	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$12,498	$(80,972)	$(62,272)
Less capital expenditures	(26,201)	(36,137)	(18,832)
Free cash flow	$(13,703)	$(117,109)	$(81,104)

Net cash (debt) as of December 31 is reconciled as follows:

	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$196,518	$161,059	$133,546
Cash and cash equivalents of discontinued operations	1,502	916	9,669
Total debt, net of debt issuance costs and debt discount	(616,602)	(485,193)	(61,173)
Net cash (debt)	$(418,582)	$(323,218)	$82,042

Key Operating Metrics (1)

The key operating metrics as of and for the year ended December 31 are as follows:

	2024	2023	2022
Sets	2,175	2,584	2,441
Estimated megawatts	9,116	11,382	10,736
Utilization	77%	82%	80%
Dedicated manufacturing lines	34	37	36
Manufacturing lines installed	34	37	36
Wind blade ASP (in $ thousands)	$192	$175	$192

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

Wind blade ASP represents the average sales price (ASP) during the period for a single wind blade that we manufacture for our customers. We monitor wind blade ASP and believe that presenting it to investors is helpful as it is the most direct measurement of our pricing structure with our customers under our supply agreements and directly impacts net sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes certain of our operating results as a percentage of net sales for the years ended December 31 that have been derived from our consolidated statements of operations:

	2024	2023
Net sales	100.0%	100.0%
Cost of sales	100.0	102.9
Startup and transition costs	4.0	1.5
Total cost of goods sold	104.0	104.4
Gross loss	(4.0)	(4.4)
General and administrative expenses	2.1	2.0
Loss on sale of assets and asset impairments	1.3	1.5
Restructuring charges, net	0.8	0.3
Loss from continuing operations	(8.2)	(8.2)
Total other expense	(6.6)	(1.0)
Loss before income taxes	(14.8)	(9.2)
Income tax provision	(1.0)	(1.4)
Net loss from continuing operations	(15.8)	(10.6)
Preferred stock dividends and accretion	—	(4.1)
Gain on extinguishment of Series A Preferred Stock	—	5.8
Net loss attributable to common stockholders from continuing operations	(15.8)	(8.9)
Net loss from discontinued operations	(2.3)	(3.5)
Net loss attributable to common stockholders	(18.1)%	(12.4)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$1,298,287	$1,394,316	$(96,029)	(6.9)%
Field service, inspection and repair services sales	32,844	38,092	(5,248)	(13.8)
Total net sales	$1,331,131	$1,432,408	$(101,277)	(7.1)%

The decrease in wind blade, tooling, and other wind-related (collectively, Wind) sales for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a 16% decrease in the number of wind blades produced due primarily to the number and pace of startups and transitions, expected volume declines based on market activity levels impacting our Türkiye and India facilities, and the shut-down of the Nordex Matamoros plant as of June 30, 2024. These decreases were partially offset by a 10% increase in average sales prices of wind blades due to changes in the mix of wind blade models produced, in particular the startup of production at one of our previously idled facilities in Juarez, Mexico, as well has higher sales volumes to support increased demand for the U.S. market. The decrease in field service, inspection and repair services (collectively, Field Services) sales for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects due to an increase in time spent on non-revenue generating inspection and repair activities in the first half of 2024.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
U.S.	$20,204	$28,325	$(8,121)	(28.7)%
Mexico	696,762	589,539	107,223	18.2
EMEA	447,881	573,483	(125,602)	(21.9)
India	166,284	241,061	(74,777)	(31.0)
Total net sales	$1,331,131	$1,432,408	$(101,277)	(7.1)%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$547	$—	$547	NM
Field service, inspection and repair services sales	19,657	28,325	(8,668)	(30.6)
Total net sales	$20,204	$28,325	$(8,121)	(28.7)%

NM - not meaningful.

The decrease in Field Services sales for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a reduction in technicians deployed to revenue generating projects and more time spent on non-revenue generating inspection and repair activities in the first half of 2024.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$693,939	$587,628	$106,311	18.1%
Field service, inspection and repair services sales	2,823	1,911	912	47.7
Total net sales	$696,762	$589,539	$107,223	18.2%

The increase in the Mexico segment’s Wind sales for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to higher average sales prices of wind blades in Mexico due to changes in the mix of wind blade models produced, including the transition to larger wind blade models at one of our Matamoros, Mexico manufacturing facilities and the restart of production at one of our previously idled facilities in Juarez, and the impact of wage inflation on wind blade prices. This increase was partially offset by a 5% net decrease in the number of wind blades produced across our Mexico facilities, primarily due to a decrease in the number of wind blades produced at the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$437,517	$565,627	$(128,110)	(22.6)%
Field service, inspection and repair services sales	10,364	7,856	2,508	31.9
Total net sales	$447,881	$573,483	$(125,602)	(21.9)%

The decrease in the EMEA segment’s Wind sales for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a 24% decrease in the number of wind blades produced due to reduced demand from one of our customers and the transition of certain manufacturing lines to a different customers' wind blade model. This decrease was partially offset by slightly higher average sales prices of wind blades in Türkiye due to such changes in the mix of wind blade models produced. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 0.1% on the EMEA segment's net sales during the year ended December 31, 2024, as compared to the same period in 2023.

India Segment

The following table summarizes our net sales by product/service for the India segment for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$166,284	$241,061	$(74,777)	(31.0)%
Total net sales	$166,284	$241,061	$(74,777)	(31.0)%

The decrease in the India segment’s net sales of Wind for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a 24% decrease in the number of wind blades produced due to a decrease in market demand for one of our customers' wind blades models produced at this facility, and lower average sales prices due to the impact of raw material and logistic cost reductions on wind blade prices.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Cost of sales	$1,331,241	$1,474,356	$(143,115)	(9.7)%
Startup costs	18,277	4,399	13,878	315.5
Transition costs	34,612	17,358	17,254	99.4
Total cost of goods sold	$1,384,130	$1,496,113	$(111,983)	(7.5)
% of net sales	104.0%	104.4%		(0.4)%

Total cost of goods sold as a percentage of net sales decreased by approximately 0.4% for the year ended December 31, 2024, as compared to the same period in 2023, primarily driven by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, a decrease in warranty charges from those recorded in 2023, favorable foreign currency fluctuations, and cost savings initiatives. This decrease in cost of goods sold as a percentage of net sales was partially offset by an increase in costs for startup and transition activities that were completed in 2024, and increased labor costs in Mexico and Türkiye as a result of wage increases. The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 3.8% on consolidated cost of goods sold for the year ended December 31, 2024, as compared to the same period in 2023.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
General and administrative expenses	$27,536	$28,205	$(669)	(2.4)%
% of net sales	2.1%	2.0%		0.1%

General and administrative expenses as a percentage of net sales for the year ended December 31, 2024, as compared to the same period in 2023 was flat, primarily due to lower employee compensation costs and cost savings initiatives, partially offset by increases in professional service and consulting fees.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Loss on sale of receivables	$12,460	$19,547	$(7,087)	(36.3)%
Loss on sale of other assets and asset impairments	4,770	1,384	3,386	244.7
Total loss on sale of assets and asset impairments	$17,230	$20,931	$(3,701)	(17.7)
% of net sales	1.3%	1.5%		(0.2)%

The decrease in loss on sale of assets and asset impairments for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a decrease in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers in 2024, partially offset by an increase in asset impairments related to the planned divestiture of our tooling business.

Restructuring charges, net

The following table summarizes our restructuring charges, net, for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Severance	$10,950	$4,155	$6,795	163.5%
Other restructuring costs	—	(25)	25	NM
Total restructuring charges, net	$10,950	$4,130	$6,820	165.1
% of net sales	0.8%	0.3%		0.5%

The increase in restructuring charges, net for the year ended December 31, 2024, as compared to the same period in 2023 was primarily due to increased severance costs at our Türkiye facilities in the current period as part of our restructuring plan to rationalize our workforce in Türkiye in response to lower forecasted demand, as well as additional severance costs associated with the planned divestiture of our tooling business.

Income (loss) from continuing operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
U.S.	$(24,443)	$(17,130)	$(7,313)	(42.7)%
Mexico	(96,213)	(160,807)	64,594	40.2
EMEA	6,503	36,212	(29,709)	(82.0)
India	5,438	24,754	(19,316)	(78.0)
Total loss from operations from continuing operations	$(108,715)	$(116,971)	$8,256	7.1
% of net sales	-8.2%	-8.2%		0.0%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a reduction in field services sales in the first half of 2024 as technicians spent more time on non-revenue generating inspection and repair activities, as well as increases in professional services and consulting fees.

Mexico Segment

The decrease in loss from operations in the Mexico segment for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due earnings on higher average sales prices in the current period, lower warranty expense, the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, cost savings initiatives, and favorable foreign currency fluctuations. These favorable items were partially offset by a decrease in the volume of wind blades produced, increased startup and transition costs, and increased labor costs. The fluctuating U.S. dollar relative to the

Mexican Peso had a favorable impact of 0.9% on the Mexico segment's cost of goods sold for the year ended December 31, 2024,as compared to the same period in 2023.

EMEA Segment

The decrease in income from operations in the EMEA segment for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a 24% decrease in the volume of wind blades produced, increased startup and transition costs, inflation impacting operating costs that we were not able to pass on to our customers, and increased labor costs as a result of wage increases in Türkiye. These unfavorable items were partially offset by a slight increase in wind blade prices, cost savings initiatives, and favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 11.7% on the EMEA segment's cost of goods sold for the year ended December 31, 2024,as compared to the same period in 2023.

India Segment

The decrease in income from operations in the India segment for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to a 24% decrease in the volume of wind blades produced and lower average sales prices.

Other income (expense)

The following table summarizes our total other income (expense) for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Interest expense, net	$(92,420)	$(12,101)	$(80,319)	NM
Foreign currency income (loss), net	(1,655)	(5,122)	3,467	67.7
Miscellaneous income	5,220	1,892	3,328	175.9
Total other expense	$(88,855)	$(15,331)	$(73,524)	NM

The change in total other income (expense) for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our Term Loan in the fourth quarter of 2023.

Income taxes

The following table summarizes our income taxes for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Income tax provision	$(12,550)	$(19,664)	$7,114	36.2%
Effective tax rate	6.4%	14.9%

Our income tax provision for the year ended December 31, 2024, as compared to the same period in 2023 decreased due to the mix of earnings of our operations in foreign jurisdictions and changes in our uncertain tax positions.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Net loss from continuing operations	$(210,120)	$(151,966)	$(58,154)	(38.3)%

The increase in the net loss for the year ended December 31, 2024 as compared to the same period in 2023 was due to the reasons set forth above, primarily an increase of $80.3 million in interest expense, including non-cash amortization of the debt discount related to the refinancing and issuance of our Term Loan (as defined below) in the fourth quarter of 2023.

Net loss from discontinued operations

The following table summarizes our net loss from discontinued operations for the years ended December 31:

			Change
	2024	2023	$	%
	(in thousands)
Net loss from discontinued operations	$(30,587)	$(49,813)	$19,226	38.6%

The decrease in net loss from discontinued operations for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to the impacts of credit losses and impairment charges at our Automotive subsidiary in the prior comparative period because of the Proterra bankruptcy in August 2023. This was partially offset by the impacts of the divestiture of our Automotive subsidiary in June 2024, which resulted in approximately $19.7 million of asset impairment charges related to property, plant and equipment, and $6.3 million of loss on the sale of discontinued operations.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

For a comparison of our results of operations for the years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 and incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

In November 2021, we entered into a Series A Preferred Stock Purchase Agreement with Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., OPPS TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund L.P. (collectively, the Purchasers), pursuant to which we issued and sold to the Purchasers 350,000 shares of Series A Preferred Stock, par value $0.01 per share, for an aggregate purchase price of $350.0 million. We used $181.2 million of the net proceeds from the issuance and sale of the Series A Preferred Stock to repay all outstanding indebtedness under our previous senior secured credit facility and terminated such credit facility. The remainder of the net proceeds were used for general corporate purposes. In connection with the transaction, we also issued warrants to purchase 4,666,667 shares of common stock at an exercise price of $0.01 per share to the Series A Preferred Stockholders. In August 2022, the Series A Preferred Stockholders exercised the outstanding, fully vested warrants at a price of $0.01 per share to purchase an aggregate of 4,666,667 shares of common stock on a cashless basis, resulting in the net issuance to the Purchasers of an aggregate of 4,664,155 shares of common stock. On December 14, 2023, we entered into the Credit Agreement and a Common Stock Purchase Agreement with the Purchasers, pursuant to which all of the outstanding shares of Series A Preferred Stock, along with $86.0 million of accrued and unpaid dividends on the Series A Preferred Stock, were exchanged for the $393.0 million Term Loan (the Term Loan) and the issuance of 3,899,903 shares of common stock. The Term Loan contains certain covenants and rights including, but not limited to, amount of indebtedness, capital expenditure limitations, a U.S. cash on hand balance requirement of $50.0 million through maturity. See Note 13 – Debt and Note 16 – Mezzanine Equity to the

Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for further discussion on the Series A Preferred Stock Purchase Agreement.

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, new facility startup costs, the impact of transitions, working capital, debt service costs, warranty costs and restructuring costs associated with the optimization of our global footprint. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock. We had net proceeds under our financing arrangements of $52.7 million for the year ended December 31, 2024 as compared to net proceeds of $124.6 million for the year ended December 31, 2023. As of December 31, 2024 and 2023, we had $616.6 million and $485.2 million in outstanding indebtedness, net of debt issuance costs and discounts, respectively. As of December 31, 2024, we had an aggregate of $25.2 million of remaining capacity of cash and non-cash financing, including $19.5 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, access to and currently available credit facilities and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months.

At December 31, 2024 and 2023, we had unrestricted cash and cash equivalents totaling $196.5 million and $161.1 million, respectively. The December 31, 2024 balance included $59.0 million of cash located outside of the U.S., $53.2 million in Türkiye, $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. The December 31, 2023 balance included $45.0 million of cash located outside of the U.S., $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. In addition to these amounts, at December 31, 2024 and 2023, we had unrestricted cash and cash equivalents related to our discontinued operations of $1.5 million and $0.9 million, respectively, all located outside of the U.S.

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

The following table summarizes certain key details of our accounts receivable assignment agreements in place as of December 31, 2024:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Mexico	SOFR plus 0.26%
2020	EMEA	EURIBOR plus 1.95%
2020	India	SOFR plus 0.26%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%
2022	EMEA	EURIBOR plus 1.97%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our consolidated balance sheet. During the years ended December 31, 2024 and 2023, $648.2 million and $1,026.1 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above.

Cash Flow Discussion

The following table summarizes our key cash flow activity for continuing and discontinued operations for the years ended December 31:

	2024	2023	$ Change
	(in thousands)
Net cash provided by (used in) operating activities	$12,498	$(80,972)	$93,470
Net cash used in investing activities	(26,201)	(23,301)	(2,900)
Net cash provided by (used in) financing activities	50,964	121,994	(71,030)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(2,415)	2,023	(4,438)
Net change in cash, cash equivalents and restricted cash	$34,846	$19,744	$15,102

Operating Cash Flows

Net cash provided by operating activities increased by $93.5 million for the year ended December 31, 2024 as compared to the same period in 2023 primarily due to a $59.5 million increase in gross contract liabilities related to customer advances for long-lead production materials, advances for line startup and transitions, and to support transitioning to a 24/7 operating cycle at our Mexico facilities, and a $25.3 million decrease in gross contract assets related to reductions in work-in-process inventory and the timing of amounts billed to customers for startup and transition fees. The increase in cash provided by operating activities was also due to higher payments in the first quarter of the prior comparative period related to restructuring activities associated with the shutdown of our China operations. This was partially offset by an increase in cash paid for interest and other working capital changes in the current year compared to the prior period.

Investing Cash Flows

Net cash used in investing activities increased by $2.9 million for the year ended December 31, 2024 as compared to the same period in 2023 primarily due to $12.8 million of proceeds associated with the sale of our Taicang, China facility that were received in the prior year. This was partially offset by a decrease in capital expenditures of $9.9 million. The decrease in capital expenditures was due to the construction of wind turbines in the prior period to provide renewable energy to our manufacturing facilities in Türkiye, partially offset by increased capital expenditures in Mexico in the current year to support startup and transitions.

We anticipate fiscal year 2025 capital expenditures of between $25 million to $30 million. We have used, and will continue to use, cash flows from operations, the proceeds received from our credit facilities and the proceeds received from the issuance of stock for the continued investment in our existing manufacturing facilities.

Financing Cash Flows

Net cash provided by financing activities decreased by $71.0 million for the year ended December 31, 2024 as compared to the same period in 2023 primarily due to the proceeds from the Notes in the prior comparative period, partially offset by increased borrowings under our Türkiye and India working capital facilities in the current period.

For a discussion and comparison of our cash flows for the years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 incorporated herein by reference.

Our Indebtedness

For a discussion of our indebtedness, refer to Note 13 – Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Other Contingencies

For a discussion of our legal proceedings, refer to Note 18 – Commitments and Contingencies – Legal Proceedings, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The wind blades and other composite structures that we produce are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade or the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade (which could include significant transportation and installation costs) at our sole expense. At December 31, 2024 and 2023, we had accrued warranty reserves totaling $38.8 million and $37.5 million, respectively.

As of December 31, 2024, we had no material operating expenditures for environmental matters, including government imposed remedial or corrective actions, during the year ended December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of our assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to revenue recognition and warranty expense. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making the judgments we make about the carrying values of our assets and liabilities that are not readily apparent from other sources. Because these estimates can vary depending on the situation, actual results may differ from the estimates.

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

Warranty Expense. The wind blades we manufacture are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade in the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade at our sole expense. We provide warranties for all of our products with terms and conditions that vary depending on the product sold. We may offer extended warranties to our customers in limited situations. We record warranty expense based upon our estimate of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is reversed against the current year warranty expense amount, provided that the warranty accrual for other products whose warranty period has not yet expired is sufficient to cover the estimated cost of future repairs for those other products.

Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, availability of materials, shipping and handling, and de-installation and re-installation costs at customers’ sites, among others. When a potential or actual warranty claim arises, we may accrue additional warranty reserves for the estimated cost of remediation or proposed settlement. During the years ended December 31, 2024, 2023 and 2022, we accrued additional warranty expenses of approximately $22.9 million, $42.7 million and $7.2 million, respectively, beyond the normal warranty expense described above related to the remediation of specific wind blade models. Changes in warranty reserves could have a material effect on our consolidated financial statements. For example, as of December 31, 2024, a hypothetical change of 10% in the accrual rate of our warranty reserve would have resulted in a change to our warranty reserve of approximately $5.3 million.

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

Foreign Currency Risk. We conduct international manufacturing operations related to our continuing operations in Mexico, Türkiye and India. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to loss from our continuing operations of approximately $17.9 million for the year ended December 31, 2024.

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

Resin, resin systems and carbon fiber are the primary commodities for which we do not have fixed pricing. Approximately 52% of the resin and resin systems, and approximately 73% of the carbon fiber, we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any increase or decrease in resin and carbon fiber costs further limiting our exposure to price fluctuations. With respect to our other customer supply agreements, our customers typically receive approximately 70% of the cost savings or increases resulting from a change in the price of resin, resin systems and carbon fiber. Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin, resin systems, and carbon fiber, we believe that a 10% change in the current forecasted price of resin, resin systems and carbon fiber for the customers in which we are exposed to fluctuating prices would have an impact to income from continuing operations of approximately $5.5 million for the year ended December 31, 2024.

Interest Rate Risk. As of December 31, 2024, all outstanding working capital loans, secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2024 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

As required by Rules 13a-15(f) promulgated under the Exchange Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to “Business – Information about our Executive Officers” included in Part 1, Item 1 of this Annual Report on Form 10-K and the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Auditor Firm ID: 185.

The information required by this Item is incorporated by reference to the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of TPI Composites, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Variable consideration and direct costs to complete performance obligations for wind blade sales

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company generates the majority of its revenue from long-term contracts associated with manufacturing custom wind blades. Revenue from manufacturing wind blades is primarily recognized over time based on progress towards the completion of the performance obligation in the contract. Progress is determined by the ratio of direct costs incurred to date in fulfillment of the performance obligation to the total estimated direct costs required to complete the performance obligation. The Company recognizes variable consideration for wind blade sales that includes estimates of future contract volumes. Wind blade sales under long-term contracts from continuing operations was $1,298,287 thousand compared to total net sales of $1,331,131 thousand in fiscal 2024.

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

San Diego, California
February 20, 2025

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$196,518	$161,059
Restricted cash	9,639	10,838
Accounts receivable	130,645	138,029
Contract assets	43,849	112,237
Prepaid expenses	15,692	17,621
Other current assets	25,872	34,564
Inventories	3,968	9,420
Assets held for sale	17,301	—
Current assets of discontinued operations	1,606	19,307
Total current assets	445,090	503,075
Property, plant and equipment, net	93,144	128,808
Operating lease right of use assets	122,589	136,124
Goodwill	2,807	2,807
Intangible assets and deferred costs, net	658	2,442
Other noncurrent assets	28,176	30,824
Total assets	$692,464	$804,080

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$235,469	$227,723
Accrued warranty	38,768	37,483
Current maturities of long-term debt	131,363	70,465
Current operating lease liabilities	26,224	22,017
Contract liabilities	40,392	24,021
Current liabilities of discontinued operations	1,752	4,712
Total current liabilities	473,968	386,421
Long-term debt, net of current maturities	485,239	414,728
Noncurrent operating lease liabilities	99,428	117,133
Other noncurrent liabilities	7,065	8,102
Total liabilities	1,065,700	926,384
Commitments and contingencies (Note 18)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 48,683 shares issued and 47,609 shares outstanding at December 31, 2024 and 100,000 shares authorized, 46,990 shares issued and 46,471 shares outstanding at December 31, 2023	487	470
Paid-in capital	438,002	431,335
Accumulated other comprehensive loss	(22,818)	(7,627)
Accumulated deficit	(777,055)	(536,348)
Treasury stock, at cost, 1,074 shares at December 31, 2024 and 519 shares at December 31, 2023	(11,852)	(10,134)
Total stockholders’ deficit	(373,236)	(122,304)
Total liabilities and stockholders’ deficit	$692,464	$804,080

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Net sales	$1,331,131	$1,432,408	$1,478,739
Cost of sales	1,331,241	1,474,356	1,397,530
Startup and transition costs	52,889	21,757	25,668
Total cost of goods sold	1,384,130	1,496,113	1,423,198
Gross (loss) profit	(52,999)	(63,705)	55,541
General and administrative expenses	27,536	28,205	32,349
Loss on sale of assets and asset impairments	17,230	20,931	9,817
Restructuring charges, net	10,950	4,130	(30)
Gain (loss) from continuing operations	(108,715)	(116,971)	13,405
Other income (expense):
Interest expense, net	(92,420)	(12,101)	(5,020)
Foreign currency income (loss)	(1,655)	(5,122)	4,695
Miscellaneous income	5,220	1,892	1,938
Total other income (expense)	(88,855)	(15,331)	1,613
Gain (loss) from continuing operations before income taxes	(197,570)	(132,302)	15,018
Income tax provision	(12,550)	(19,664)	(32,137)
Net loss from continuing operations	(210,120)	(151,966)	(17,119)
Preferred stock dividends and accretion	—	(58,453)	(58,903)
Gain on extinguishment of Series A Preferred Stock	—	82,620	—
Net loss from continuing operations attributable to common stockholders	(210,120)	(127,799)	(76,022)
Net loss from discontinued operations	(30,587)	(49,813)	(48,186)
Net loss attributable to common stockholders	$(240,707)	$(177,612)	$(124,208)

Weighted-average common shares outstanding:
Basic	47,462	42,671	41,959
Diluted	47,462	42,671	41,959

Net loss from continuing operations per common share:
Basic	$(4.43)	$(2.99)	$(1.81)
Diluted	$(4.43)	$(2.99)	$(1.81)

Net loss from discontinued operations per common share:
Basic	$(0.64)	$(1.17)	$(1.15)
Diluted	$(0.64)	$(1.17)	$(1.15)

Net loss per common share:
Basic	$(5.07)	$(4.16)	$(2.96)
Diluted	$(5.07)	$(4.16)	$(2.96)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net loss from continuing operations attributable to common stockholders	$(210,120)	$(127,799)	$(76,022)
Net loss from discontinued operations	(30,587)	(49,813)	(48,186)
Net loss attributable to common stockholders	(240,707)	(177,612)	(124,208)
Other comprehensive loss:
Foreign currency translation adjustments	(1,454)	2,317	37,685
Unrecognized actuarial losses	(11,960)	—	—
Amortization of unrecognized actuarial losses	3,156	—	—
Reclassification of foreign currency translation adjustments from disposition and exit of business activities, net of tax of $0	—	901	—
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 for each of the presented periods	(4,933)	2,304	934
Reclassification of loss on hedging derivatives, net of taxes of $0 for each of the presented periods	—	2,238	—
Comprehensive loss	$(255,898)	$(169,852)	$(85,589)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Series A Preferred Stock		Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	(deficit) equity
			(In thousands)
Balance at December 31, 2021	350	250,974	37,418	$374	$451,440	$(54,006)	$(269,264)	$(6,592)	$121,952
Net loss	—	—	—	—	—	—	(65,305)	—	(65,305)
Preferred stock dividends	—	40,589	—	—	(40,589)	—	—	—	(40,589)
Other comprehensive income	—	—	—	—	—	38,619	—	—	38,619
Common stock repurchased for treasury	—	—	—	—	—	—	—	(959)	(959)
Issuances under share-based compensation plan	—	—	287	3		—	—	—	3
Share-based compensation expense	—	—	—	—	15,080	—	—	—	15,080
Issuance of common stock from the exercise of warrants	—	—	4,664	47	(47)	—	—	—	—
Accretion of Series A Preferred Stock	—	18,314	—	—	(18,314)	—	—	—	(18,314)
Balance at December 31, 2022	350	309,877	42,369	424	407,570	(15,387)	(334,569)	(7,551)	50,487
Net loss	—	—	—	—	—	—	(201,779)	—	(201,779)
Preferred stock dividends	—	41,507	—	—	(41,507)	—	—	—	(41,507)
Other comprehensive income	—	—	—	—	—	7,760	—	—	7,760
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,583)	(2,583)
Issuances under share-based compensation plan	—	—	721	7		—	—	—	7
Share-based compensation expense	—	—	—	—	9,881	—	—	—	9,881
Issuance of common stock from the exercise of warrants	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred Stock	—	16,946	—	—	(16,946)	—	—	—	(16,946)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Extinguishment of Series A Preferred Stock	(350)	(368,330)	3,900	39	90,927	—	—	—	90,966
Balance at December 31, 2023	—	—	46,990	470	431,335	(7,627)	(536,348)	(10,134)	(122,304)
Net loss	—	—	—	—	—	—	(240,707)	—	(240,707)
Other comprehensive loss	—	—	—	—	—	(15,191)	—	—	(15,191)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(1,718)	(1,718)
Issuances under share-based compensation plan	—	—	1,693	17		—	—	—	17
Share-based compensation expense	—	—	—	—	6,667	—	—	—	6,667
Balance at December 31, 2024	—	—	48,683	487	438,002	(22,818)	(777,055)	(11,852)	(373,236)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(240,707)	$(201,779)	$(65,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,482	38,869	45,480
Provision for credit losses	—	23,323	—
Loss on sale of discontinued operations	6,342	—	—
Loss on sale of assets and asset impairments	36,599	23,332	27,372
Share-based compensation expense	6,667	9,881	15,080
Amortization of debt issuance costs and debt discount	32,331	2,151	—
Paid in kind interest	46,103	2,041	—
Deferred income taxes	(3,458)	(11,806)	11,484
Changes in assets and liabilities:
Accounts receivable	(16,981)	17,540	(42,030)
Contract assets and liabilities	84,560	98,255	(10,331)
Operating lease right of use assets and operating lease liabilities	37	(9,769)	(4,727)
Inventories	632	1,871	(639)
Prepaid expenses	1,296	13,003	(9,254)
Other current assets	6,625	(8,283)	(3,125)
Other noncurrent assets	8,706	980	4,873
Accounts payable and accrued expenses	12,508	(97,700)	(11,418)
Accrued warranty	1,285	15,136	(19,673)
Other noncurrent liabilities	(529)	1,983	(59)
Net cash provided by (used in) operating activities	12,498	(80,972)	(62,272)
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,201)	(36,137)	(18,832)
Proceeds from sale of business	—	12,836	—
Net cash used in investing activities	(26,201)	(23,301)	(18,832)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	132,500	—
Purchase of capped calls	—	(18,590)	—
Payments of debt issuance costs	—	(5,962)	—
Repayments of revolving and term loans	—	—	(8,109)
Proceeds from working capital loans	192,677	169,032	130,149
Repayments of working capital loans	(136,158)	(153,689)	(107,048)
Principal repayments of finance leases	(1,238)	(1,300)	(5,100)
Net proceeds from (repayments of) other debt	(2,599)	2,586	(23,580)
Proceeds from exercise of stock options and common stock warrants	—	—	50
Repurchase of common stock including shares withheld in lieu of income taxes	(1,718)	(2,583)	(959)
Net cash provided by (used in) financing activities	50,964	121,994	(14,597)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(2,415)	2,023	(3,448)
Net change in cash, cash equivalents and restricted cash	34,846	19,744	(99,149)
Cash, cash equivalents and restricted cash, beginning of year	172,813	153,069	252,218
Cash, cash equivalents and restricted cash, end of year	$207,659	$172,813	$153,069

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$13,542	$9,650	$5,727
Cash paid for income taxes, net of refunds	19,868	23,115	30,818
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	13,655	8,077	27,435
Property, plant, and equipment obtained in exchange for new finance lease liabilities	294	796	215
Accrued capital expenditures in accounts payable	3,862	5,861	2,429
Paid in kind preferred stock dividends and accretion	—	58,453	58,903
Issuance of Common Stock to extinguish Series A Preferred Stock	—	8,346	—
Issuance of debt, net of debt discount, to extinguish Series A Preferred Stock	—	274,712	—
Accrued transaction costs in accounts payable to extinguish Series A Preferred Stock	—	1,499	—

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	December 31,
	2024	2023	2022	2021
	(in thousands)
Cash and cash equivalents	$196,518	$161,059	$133,546	$216,236
Restricted cash	9,639	10,838	9,854	10,053
Cash and cash equivalents of discontinued operations	1,502	916	9,669	25,929
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$207,659	$172,813	$153,069	$252,218

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

In June 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets.

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022. Our business operations in China comprised the entirety of our "Asia" reporting segment. The shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. Our China operations represented a geographic operating segment that included (1) the manufacturing of wind blades at our facilities in Dafeng, China and Yangzhou, China, (2) the manufacturing of precision molding and assembly systems at our Taicang Port, China facility and (3) wind blade inspection and repair services.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Our customers may request, in situations where they do not have space available to receive products or do not want to take possession of products immediately for other reasons, that their finished products be stored by us in one of our facilities. Most of our contracts provide for a limited number of wind blades to be stored during the period of the contract with any additional wind blades stored subject to additional storage fees, which are included in other wind related sales.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The unallocated research and development expenses incurred at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2024, 2023 and 2022, total research and development expenses totaled $1.3 million, $1.4 million and $1.1 million, respectively.

(f) Loss on Sale of Assets and Asset Impairments

For the years ended December 31, 2024, 2023 and 2022, the losses on the sale of certain receivables, on a non-recourse basis under accounts receivable assignment agreements with our customers, to financial institutions, as well as the losses on the sale of other assets at our corporate and manufacturing facilities and asset impairment charges totaled $17.2 million, $20.9 million and $9.8 million, respectively.

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

For the years ended December 31, 2024, and 2023, restructuring charges, net totaled $11.0 million, and $4.1 million, respectively. For the year ended December 31, 2022, the amount was not significant. These charges primarily related to severance benefits to terminated associates as a result of the reorganization of our operations in Türkiye.

(h) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2024 and 2023, our discontinued operations collectively had unrestricted cash totaling $1.5 million and $0.9 million, respectively. The Chinese government imposes certain restrictions on transferring cash out of China. The local governments in other countries in which we operate impose no such restrictions on transferring cash out of the respective country.

As of December 31, 2024 and 2023, we had $9.6 million and $10.8 million, respectively of cash held as collateral for various instruments, primarily for letters of guarantee related to our India, corporate, and Mexico locations. These amounts are reported as restricted cash in our consolidated balance sheets.

(i) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We write-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period payment is received. We record delinquent finance charges on outstanding accounts receivables only if they are collected. We do not have any off-balance-sheet credit exposure related to our customers. See Note 6 – Accounts Receivable.

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

(k) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. See Note 8 – Property, Plant and Equipment, Net.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

We are exploring alternatives for the divestiture of our tooling business as part of our continued prioritization of capital for growth in the wind blade business. As of December 31, 2024, we met the criteria to classify $1.3 million of assets as held for sale associated with our tooling business. These tooling assets held for sale primarily relate to net property, plant and equipment and inventory. Upon classifying the assets as held for sale, we recognized $3.9 million of impairment charges during the year ended December 31, 2024. We expect to complete the divestiture of our tooling business in 2025.

In addition, as of December 31, 2024, we met the criteria to classify $16.0 million of property, plant and equipment as held for sale associated with the wind turbines that were acquired to provide renewable energy to one of our Türkiye facilities. Due to the decline in forecasted demand in 2025 for wind blades from our Türkiye facilities, we committed to a plan to sell the wind turbines to recover the construction costs as part of our continued prioritization of capital. The Company concluded that there were no indicators of impairment and that the carrying values of the long-lived assets equates to their fair values as of December 31, 2024.

(n) Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. As of December 31, 2024, and 2023 we met the criteria to classify the disposal of our business operations in China and divestiture of our Automotive subsidiary as discontinued operations. See Note 2 – Discontinued Operations.

(o) Goodwill, Intangible Assets and Deferred Costs, Net

Goodwill, which is entirely in the U.S. segment, is evaluated for impairment annually on October 31 and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, we compare the fair value of the related reporting unit (calculated using the discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

goodwill impairment test. We performed our annual goodwill impairment test during 2024 and determined that it is more-likely-than-not that its fair value exceeds its carrying amount.

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

In addition, we recognize an asset for deferred costs incurred to fulfill a contract when such costs meet certain criteria. These deferred costs are amortized over their estimated useful life. See Note 3 – Net Sales for a further discussion of those deferred costs. See Note 9 – Intangible Assets and Deferred Costs, Net.

(p) Mezzanine Equity

In November 2021, we issued Series A Preferred Stock that we determined was a financial instrument with both equity and debt characteristics and was classified as mezzanine equity in our consolidated financial statements. On December 14, 2023, we entered into a new Credit Agreement and Guaranty (the "Credit Agreement") with Oaktree Fund Administration, LLC, as administrative agent and an affiliate of the holders of our Series A Preferred Stock, which, among other things, included a new senior secured term loan (the "Term Loan") in exchange, together with the issuance of an aggregate of 3,899,903 shares of Common Stock, on a cashless basis, for all Series A Preferred Stock and $86.0 million of accrued and unpaid dividends. See Note 13 – Debt and Note 16 – Mezzanine Equity. As of December 31, 2024 and 2023, there was no outstanding Series A Preferred Stock.

(q) Warranty Expense

We provide a limited warranty for our mold and wind blade products, including materials and workmanship, with terms and conditions that vary depending on the product sold, generally for periods that range from two to five years. We may offer extended warranties to our customers in limited situations. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is generally reversed against the current year warranty expense amount, provided that the warranty accrual for other products whose warranty period has not yet expired is sufficient to cover the estimated cost of future repairs for those other products. See Note 11 – Accrued Warranty.

(r) Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares relate to shares withheld in lieu of income taxes associated with share-based compensation plans and are recorded at weighted-average cost.

(s) Foreign Currency Translation and Income and Losses

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations of our foreign subsidiaries are translated at the average exchange rates during the respective periods. Translation adjustments are reported in accumulated other comprehensive loss in our consolidated balance sheets. Currency translation adjustments for the years ended December 31, 2024, 2023 and 2022 amounted to other comprehensive income (losses) of $1.5 million, $(2.3) million and $(37.7) million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Our reporting currency is the U.S. dollar. However, we have non-U.S. operating subsidiaries in our U.S., Mexico, EMEA, and India segments.

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
•
Our wind blade inspection and repair service operations in Spain and France, which are indirect, wholly-owned subsidiaries of TPI Composites, Inc., maintains their books and records in their functional currency, the Euro.
•
Our wind-blade inspection and repair services operations in the United Kingdom, which is an indirect, wholly-owned subsidiary of TPI Composites, Inc., maintains its books and records in its functional currency, the British Pound Sterling.

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

For performance stock units that are subject to market conditions, we utilize a Monte Carlo simulation model to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense, including expected volatility, dividend yield, and risk-free rate. The volatility was based on the most recent comparable period for our peer group and us. The risk-free interest rate is equal to the yield, as of the measurement date, of the U.S. Treasury bill that is commensurate with the remaining performance measurement period. We currently do not pay a dividend.

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

Share-based compensation expense related to RSUs and PSUs are expensed over the vesting period using the straight-line method for our associates and our board of directors. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant for our associates and directors. See Note 12 – Share-based Compensation.

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

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient to account for these components as a single lease component for all classes of underlying assets. See Note 14 – Leases.

(v) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more-likely-than-not that a deferred tax asset will not be realized. See Note 19 – Income Taxes.

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

The carrying amounts of our cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of our short-term unsecured financing and working capital loans approximates fair value due to their short-term nature and the loans carry a current market rate of interest, a Level 2 input. The Term Loan issued on December 14, 2023 was recorded at fair value at issuance resulting in an original issuance discount on the Term Loan (see Note 13 – Debt). The fair value of the Term Loan was estimated using the discounted cash flow method under the income approach, where the contractual cash flows were discounted to present value using a synthetic credit risk adjusted discount rate based on market rates for similar publicly traded debt, all of which represent Level 2 inputs. After initial recognition at fair value, the carrying value of the Term Loan is recorded at its amortized cost and the estimated fair value as of December 31, 2024 was $170.0 million. The carrying value of our Convertible Notes is recorded at its amortized cost and the estimated fair value of the Convertible Notes as of December 31, 2024 was $33.0 million, based upon quoted prices in markets that are not active, which is a Level 2 input. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, including the Event of Default Derivative associated with our Term Loan, and accordingly, we classify the valuation techniques as Level 2. See Note 13 – Debt.

(y) Earnings Per Share

We calculate basic earnings per share for both continuing and discontinued operations, by dividing net income from continuing operations, and net income from discontinued operations, respectively, after deducting dividends on and accretion of preferred stock, by the average number of common shares outstanding during the period, which includes unissued common shares associated with vested equity awards for which little or no consideration is required prior to issuance, net of any treasury shares. We calculate diluted earnings per share for both continuing and discontinued operations in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include warrants, stock options, restricted stock awards and units, and performance share awards and units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss from continuing operations is reported. Common stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share. See Note 21 – Net Income (Loss) Per Share.

ASC Topic 260, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, provides guidance on the accounting for extinguishments (redemptions) of equity-classified preferred stock. It requires the gain or loss on extinguishment of equity-classified preferred stock to be included in the net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share. Accordingly, any excess fair value of the consideration transferred over the carrying amount of the preferred stock is charged against retained earnings, or additional paid-in capital if there are insufficient retained earnings. We applied this guidance to the accounting treatment of the Series A Preferred Stock Exchange described in Note 13 – Debt.

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

(aa) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for annual disclosure requirements on January 1, 2024. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the consolidated financial statements, which resulted in the disclosure of the cost of goods sold for each reportable segment. For additional information, see Note 24 – Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of goods sold and general and administrative expenses). ASU 2024-03 is effective for the Company’s fiscal year beginning January 1, 2027 and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2027 and has not yet determined the potential impact.

There have been no other recent accounting pronouncements or changes in accounting pronouncements during the current year that are of significance, or potential significance, to us.

Note 2. Discontinued Operations

In June 30, 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s Consolidated Balance Sheets as of December 31, 2023. As a result of the divestiture, the Company recorded a $19.7 million non-cash impairment charge related to property, plant and equipment, and a $6.3 million loss on sale of the discontinued operations for the year ended December 31, 2024. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core business in the wind industry

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

going forward, and accordingly, the historical results of our Automotive subsidiary have been reclassified as discontinued operations for all periods presented in the Consolidated Statements of Operations and Consolidated Balance Sheets.

In December 2022, we committed to a restructuring plan to rebalance our organization and optimize our global manufacturing footprint. Changing economic and geopolitical factors, including increased logistics costs and tariffs imposed on components of wind turbines from China, including wind blades, had an adverse impact on demand and profitability for our wind blades manufactured in our Chinese facilities. In connection with our restructuring plan, we ceased production at our Yangzhou, China manufacturing facility as of December 31, 2022. Our business operations in China comprised the entirety of our "Asia" reporting segment. The shut down had a meaningful effect on our global manufacturing footprint and consolidated financial results. Accordingly, the historical results of our Asia reporting segment have been presented as discontinued operations in our Consolidated Statements of Operations and Consolidated Balance Sheets. During the year ended December 31, 2023, we completed the sale of our Taicang, China operations and received net proceeds of $12.8 million, resulting in a net gain on the sale of $0.4 million.

The following tables present the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	December 31, 2024
	(in thousands)
	Automotive	Asia	Total
Cash and cash equivalents	$—	$1,502	$1,502
Other assets	—	104	104
Total assets of discontinued operations	$—	$1,606	$1,606

Accounts payable and accrued expenses	$—	$1,009	$1,009
Accrued restructuring	—	743	743
Total liabilities of discontinued operations	$—	$1,752	$1,752

	December 31, 2023
	(in thousands)
	Automotive	Asia	Total
Cash and cash equivalents	$—	$916	$916
Property, plant and equipment, net	14,204	—	14,204
Other assets	3,583	604	4,187
Total assets of discontinued operations	$17,787	$1,520	$19,307

Accounts payable and accrued expenses	$1,897	$1,632	$3,529
Accrued restructuring	—	1,183	1,183
Total liabilities of discontinued operations	$1,897	$2,815	$4,712

The following tables present the components of net loss from discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	Automotive	Asia	Total
	(in thousands)
Net sales	$12,286	$—	$12,286
Cost of sales	19,223	64	19,287
Gross loss	(6,937)	(64)	(7,001)
General and administrative expenses	(1,704)	—	(1,704)
(Gain) loss on sale of assets and asset impairments	19,707	(338)	19,369
Loss on sale of discontinued operations	6,342	—	6,342
Restructuring charges, net	656	—	656
Gain (loss) from discontinued operations	(31,938)	274	(31,664)
Total other income	199	208	407
Gain (loss) before income taxes	(31,739)	482	(31,257)
Income tax benefit (provision)	670	—	670
Net income (loss) from discontinued operations	$(31,069)	$482	$(30,587)

	Year Ended December 31, 2023
	Automotive	Asia	Total
	(in thousands)
Net sales	$22,775	$2,948	$25,723
Cost of sales	46,618	8,906	55,524
Gross loss	(23,843)	(5,958)	(29,801)
General and administrative expenses	20,928	—	20,928
Loss on sale of assets and asset impairments	931	1,470	2,401
Restructuring charges, net	920	(756)	164
Loss from discontinued operations	(46,622)	(6,672)	(53,294)
Total other income	33	1,142	1,175
Loss before income taxes	(46,589)	(5,530)	(52,119)
Income tax benefit (provision)	2,102	204	2,306
Net loss from discontinued operations	$(44,487)	$(5,326)	$(49,813)

	Year Ended December 31, 2022
	Automotive	Asia	Total
	(in thousands)
Net sales	$44,002	$235,588	$279,590
Cost of sales	84,898	200,701	285,599
Startup and transition costs	—	7,994	7,994
Total cost of goods sold	84,898	208,695	293,593
Gross profit (loss)	(40,896)	26,893	(14,003)
Loss on sale of assets and asset impairments	25	17,530	17,555
Restructuring charges, net	293	20,175	20,468
Loss from discontinued operations	(41,214)	(10,812)	(52,026)
Total other income	259	7,251	7,510
Loss before income taxes	(40,955)	(3,561)	(44,516)
Income tax benefit (provision)	2,524	(6,194)	(3,670)
Net loss from discontinued operations	$(38,431)	$(9,755)	$(48,186)

The following table presents summarized cash flows from discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$3,400	$(4,808)	$(10,025)
Net cash used in investing activities from discontinued operations	(3,387)	(3,917)	(4,192)
Additional non-cash items related to operating activities from discontinued operations:
Depreciation and amortization	599	3,480	9,694
Share-based compensation expense	(74)	142	732

The following is a summary of our restructuring liability activity related to discontinued operations for the periods presented:

	Automotive	Asia	Total
	(in thousands)
Balance at December 31, 2021	$—	$8,145	$8,145
Restructuring charges, net	293	20,175	20,468
Payments	(293)	(10,556)	(10,849)
Balance at December 31, 2022	—	17,764	17,764
Restructuring charges, net	920	(756)	164
Payments	(920)	(15,825)	(16,745)
Balance at December 31, 2023	—	1,183	1,183
Restructuring charges, net	656	—	656
Payments	(656)	(440)	(1,096)
Balance at December 31, 2024	$—	$743	$743

Note 3. Net Sales

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Year Ended December 31, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$547	$693,939	$437,517	$166,284	$1,298,287
Field service, inspection and repair services sales	19,657	2,823	10,364	—	32,844
Total net sales	$20,204	$696,762	$447,881	$166,284	$1,331,131

	Year Ended December 31, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$587,628	$565,627	$241,061	$1,394,316
Field service, inspection and repair services sales	28,325	1,911	7,856	—	38,092
Total net sales	$28,325	$589,539	$573,483	$241,061	$1,432,408

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$1,000	$642,377	$562,485	$217,962	$1,423,824
Field service, inspection and repair services sales	44,168	4,238	6,507	2	54,915
Total net sales	$45,168	$646,615	$568,992	$217,964	$1,478,739

In addition, most of our net sales are made directly to our customers, primarily large multi-national wind turbine manufacturers, under our supply agreements.

For further information regarding our reportable segments, refer to Note 24 – Segment Reporting.

Contract Assets and Liabilities

Contract assets consist of the amount of revenue recognized over time for performance obligations in production where control has transferred to the customer, but the contract does not yet allow for the customer to be billed. Typically, customers are billed when the product finishes production and meets the technical specifications contained in the contract. The time it takes to produce a single wind blade is typically between 5 to 7 days. The time it takes to produce a mold is typically between 3 to 6 months. The majority of the contract asset balance relates to materials procured based on customer specifications. The contract assets are recorded as current assets in the consolidated balance sheets. Contract liabilities consist of advance payments from customers in excess of revenue earned. These amounts primarily represent advance payments for long-lead production materials and progress payments received. The contract liabilities are recorded as current liabilities in the consolidated balance sheets and are reduced as we record revenue over time.

These contract assets and liabilities are reported on the consolidated balance sheets net on a contract-by-contract basis at the end of each reporting period, as demonstrated in the table below.

Contract assets and contract liabilities as of December 31 consisted of the following:

	2024	2023	$ Change
	(in thousands)
Gross contract assets	$96,205	$121,483	$(25,278)
Less: reclassification from contract liabilities	(52,356)	(9,246)	(43,110)
Contract assets	$43,849	$112,237	$(68,388)

	2024	2023	$ Change
	(in thousands)
Gross contract liabilities	$92,748	$33,267	$59,481
Less: reclassification to contract assets	(52,356)	(9,246)	(43,110)
Contract liabilities	$40,392	$24,021	$16,371

Gross contract assets decreased by $25.3 million from December 31, 2023 to December 31, 2024 primarily due to reductions in work-in-process inventory and the timing of amounts billed to customers for startup and transition fees. This decrease was partially offset by an increase in customer specific material purchases. Gross contract liabilities increased by $59.5 million from December 31, 2023 to December 31, 2024 due to an increase in customer advances for long-lead production materials, advances for line startup and transitions, and to support transitioning to a 24/7 operating cycle at our Mexico facilities.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2024, 2023 and 2022, we recognized revenue of $16.4 million, $17.1 million and $1.3 million, respectively, related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. As discussed in Note 1 – Summary of Operations and Summary of Significant Accounting Policies – (d) Revenue Recognition, the transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $1.4 billion. We estimate that we will recognize 100% of the remaining performance obligations as revenue during the year ended December 31, 2025.

For the year ended December 31, 2024, net revenue recognized from our performance obligations satisfied in previous periods decreased by $31.1 million. The current year decrease primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria: (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract. We factor these costs into our estimated cost analysis for the overall contract. Costs capitalized are amortized over the number of units produced during the contract term. As of December 31, 2024, the cost and accumulated amortization of such assets totaled $7.8 million and $7.8 million, respectively. As of December 31, 2023, the cost and accumulated amortization of such assets totaled $9.0 million and $7.3 million, respectively. These amounts are included in intangible assets and deferred costs, net in the consolidated balance sheet. See Note 9 – Intangible Assets and Deferred Costs, Net.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 23 – Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2024 and 2023. U.S. money market accounts are not guaranteed by the FDIC. As of December 31, 2024 and 2023, we had $137.5 million and $116.0 million, of cash in bank deposit and money market accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. As of December 31, 2024, this included $53.2 million in Türkiye, $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. As of December 31, 2023, this included $40.6 million in Türkiye, $1.9 million in India, $1.2 million in Mexico and $1.3 million in other countries. We have not experienced losses in these accounts. In addition, at December 31, 2024 and 2023, we had unrestricted cash and cash equivalents related to our discontinued operations of $1.5 million and $0.9 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company entered into a lease agreement with Dere Construction Taahhut A.S. (“Dere Construction”) for the construction and rental of a manufacturing facility in Izmir, Türkiye. This lease agreement first commenced in 2015 and continues for a term through April 30, 2028, and includes various options to renew. In February 2025, Dere Construction reported that it had acquired 10,530,890 shares of our common stock as of December 31, 2024, and 4,466,640 shares as of December 31, 2023, respectively. Rent paid by the Company to Dere Construction was $6.8 million, $6.6 million and $6.3 million for each of the years ended December 31, 2024, 2023 and 2022. See Note 14 – Leases.

In addition, during the year ended December 31, 2023, the Company entered into an agreement with Dere Construction for the procurement and installation of two wind turbine generators to power one of our facilities in Türkiye with renewable energy. The Company paid Dere Construction $1.0 million and $15.0 million during the years ended December 31, 2024 and 2023, respectively, related to the agreement.

Note 6. Accounts Receivable

Accounts receivable as of December 31 consisted of the following:

	2024	2023
	(in thousands)
Trade accounts receivable	$124,792	$129,312
Other accounts receivable	5,853	8,717
Total accounts receivable	$130,645	$138,029

Note 7. Other Current Assets

Other current assets as of December 31 consisted of the following:

	2024	2023
	(in thousands)
Refundable value-added tax	$22,237	$33,691
Deposits	581	597
Other current assets	3,054	276
Total current assets	$25,872	$34,564

Note 8. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31 consisted of the following:

	2024	2023
	(in thousands)
Machinery and equipment	$193,721	$190,866
Leasehold improvements	57,522	60,635
Office equipment and software	42,878	41,801
Furniture	22,781	22,163
Vehicles	2,043	1,925
Construction in progress	7,725	24,676
Idle assets	2,694	2,116
Total property, plant and equipment, gross	329,364	344,182
Accumulated depreciation	(236,220)	(215,374)
Total property, plant and equipment, net	$93,144	$128,808

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Total depreciation for the years ended December 31, 2024, 2023 and 2022 was $29.0 million, $33.5 million and $34.5 million, respectively.

Note 9. Intangible Assets and Deferred Costs, Net

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2024, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$7,814	$(7,764)	$50
Patents	10 years	104	(57)	47
Acquired development tools	10 years	912	(501)	411
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$8,980	$(8,322)	$658

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2023, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$8,968	$(7,267)	$1,701
Patents	10 years	110	(50)	60
Acquired development tools	10 years	966	(435)	531
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$10,194	$(7,752)	$2,442

(1)
See Note 3 – Net Sales, for a further discussion of these pre-production investments.

During the years ended December 31, 2024, 2023 and 2022, we recorded amortization expense for the intangible assets and deferred costs of $0.9 million, $1.9 million and $1.3 million, respectively.

Note 10. Other Noncurrent Assets

Other noncurrent assets as of December 31 consisted of the following:

	2024	2023
	(in thousands)
Deferred tax assets	$17,382	$18,357
Deposits	9,677	10,488
Other	1,117	1,979
Total other noncurrent assets	$28,176	$30,824

Note 11. Accrued Warranty

Warranty accrual as of December 31 consisted of the following:

	2024	2023	2022
	(in thousands)
Warranty accrual at beginning of year	$37,483	$22,347	$42,020
Accrual during the year	13,178	12,131	13,598
Cost of warranty services provided during the year	(33,945)	(48,402)	(36,227)
Changes in estimate for pre-existing warranties, including expirations during the period, and foreign exchange impact	22,052	51,407	2,956
Warranty accrual at end of year	$38,768	$37,483	$22,347

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12. Share-Based Compensation

The share-based compensation expense for the years ended December 31 was as follows:

	2024	2023	2022
	(in thousands)
Cost of goods sold	$1,523	$2,495	$2,589
General and administrative expenses	5,218	7,245	11,758
Total share-based compensation expense	$6,741	$9,740	$14,347

The share-based compensation expense recognized by award type for the years ended December 31 was as follows:

	2024	2023	2022
	(in thousands)
RSUs	$5,306	$9,422	$10,994
Stock options	688	996	879
PSUs	747	(678)	2,474
Total share-based compensation expense	$6,741	$9,740	$14,347

The summary of activity for our incentive plans, including discontinued operations, is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price ($)	Options Exercisable	Units	Weighted- Average Grant Date Fair Value ($)	Units	Weighted- Average Grant Date Fair Value ($)
Balance as of December 31, 2021	6,320,367	998,126	$16.84	779,149	636,606	$29.81	378,661	$21.53
Granted	(1,328,995)	254,465	17.05		876,492	16.40	198,038	12.13
Exercised/vested	—	—	—		(137,695)	31.28	(149,733)	7.43
Forfeited/cancelled	280,816	(71,620)	25.54		(82,324)	23.76	(127,500)	18.47
Balance as of December 31, 2022	5,272,188	1,180,971	16.36	804,473	1,293,079	20.95	299,466	23.67
Granted	(1,332,975)	75,487	6.78		1,044,440	9.58	213,048	14.71
Exercised/vested	—	—	—		(675,752)	19.65	(44,803)	13.49
Forfeited/cancelled	348,315	(43,955)	25.81		(145,390)	18.02	(158,970)	34.23
Balance as of December 31, 2023	4,287,528	1,212,503	15.42	885,855	1,516,377	13.98	308,741	13.52
Granted	(2,213,387)	103,529	3.49		1,776,692	3.16	333,166	5.99
Exercised/vested	—	—	—		(1,688,774)	9.10	(3,402)	2.67
Forfeited/cancelled	349,135	(136,066)	14.49		(112,370)	11.43	(100,699)	11.76
Balance as of December 31, 2024	2,423,276	1,179,966	$14.48	906,145	1,491,925	$6.81	537,806	$9.26

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The balance of PSUs outstanding as of December 31, 2024, includes 72,278 units with market conditions related to achieving certain stock price hurdles during the relevant performance periods, 257,143 units with market conditions that vest upon achievement of certain cumulative total shareholder return targets during the relevant performance periods, and 208,385 units with other non-market performance conditions related to the achievement of annual financial performance targets during the relevant performance periods. Additionally, the balance of RSUs outstanding as of December 31, 2024, includes 76,021 units of time-based awards with a guaranteed award value that vest over a two-year period with 50% on the first and second anniversary of the grant date, respectively, and additional shares may be issued on the second anniversary of the grant date to maintain the guaranteed award value. The fair value of RSUs and PSUs, based on the share price on the date of vesting, which vested during the years ended December 31, 2024, 2023 and 2022 was $5.4 million, $9.8 million and $3.3 million, respectively. In addition, during 2024, 2023 and 2022, we repurchased 554,171 shares, 193,938 shares and 86,976 shares for $1.7 million, $2.6 million and $1.0 million, respectively, related to tax withholding requirements on vested RSU and PSU awards.

The following table summarizes the outstanding and exercisable stock option awards, including discontinued operations, as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price ($)	Shares	Weighted- Average Exercise Price ($)
$2.12 to $10.87	597,359	2.2	$9.34	484,201	$10.68
$13.83 to $17.06	119,487	4.6	15.06	93,406	15.36
$18.00 to $18.70	204,320	4.6	18.01	70,987	18.04
$18.99 to $29.56	258,800	5.0	23.29	257,551	23.29
$2.12 to $29.56	1,179,966	3.5	$14.48	906,145	$15.32

The following table contains additional information pertaining to stock options, including discontinued operations, for the years ended December 31:

	2024	2023	2022
	(in thousands)
Total intrinsic value of stock options outstanding	$—	$—	$—
Total intrinsic value of stock options exercisable	—	—	—
Cash received from the exercise of stock options	—	—	—
Fair value of stock options vested	5,721	5,332	4,761

As of December 31, 2024, the unamortized cost of the outstanding RSUs and PSUs was $3.0 million and $1.1 million, respectively, which we expect to recognize in the consolidated financial statements over weighted-average periods of approximately 1.5 years and 1.6 years, respectively. Additionally, the total unrecognized cost related to non-vested stock option awards was $0.5 million, which we expect to recognize in the consolidated financial statements over a weighted-average period of approximately 2.2 years.

The fair value of the stock options granted during the years ended December 31 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2024	2023	2022
Weighted-average fair value	$2.86	$4.41	$8.05
Expected volatility	85.1%	69.3%	66.4%
Expected life	6.2 years	5.0 years	6.3 years
Risk-free interest rate	4.4%	4.1%	3.5%
Dividend yield	0.0%	0.0%	0.0%

The fair value of the PSU grants with market conditions made during the years ended December 31 were calculated using a Monte Carlo simulation model with the following assumptions:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2024	2023	2022
Expected volatility	102.8%	77.6%	73.9%
Risk-free interest rate	4.5%	4.0%	1.8%
Dividend yield	0.0%	0.0%	0.0%

Note 13. Debt

Long-term debt, net of current maturities, as of December 31 consisted of the following:

	2024	2023
	(in thousands)
11% Senior secured term loan—U.S. (1)	$441,144	$395,041
5.25% Convertible senior unsecured notes—U.S. (2)	132,500	132,500
Unsecured financing—EMEA	115,254	62,891
Secured and unsecured working capital—India	14,307	13,902
Other debt and equipment finance leases	2,012	1,806
Total debt—principal	705,217	606,140
Less: Debt issuance costs	(3,077)	(4,023)
Less: Debt discount (3)	(85,538)	(116,924)
Total debt, net of debt issuance costs and debt discount	616,602	485,193
Less: Current maturities of long-term debt (4)	(131,363)	(70,465)
Long-term debt, net of current maturities	$485,239	$414,728

(1)
As of December 31, 2024, includes principal balance of $393.0 million and $48.1 million of paid in kind interest.
(2)
The conversion requirements were not satisfied as of December 31, 2024, and as a result, the 5.25% Convertible senior unsecured notes (the “Convertible Notes”) will not be eligible for optional conversion during the first quarter of 2025.
(3)
Unamortized debt discount of $85.5 million is related to our Term Loan.
(4)
Current maturities of long-term debt are primarily related to outstanding working capital facilities of $115.3 million and $14.3 million in Türkiye and India, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following tables summarize borrowing capacity for our various credit facilities and outstanding balances for all debt arrangements as of December 31:

		2024		2023
Credit facilities	Interest Rates	Total Borrowing Capacity	Outstanding Balance	Total Borrowing Capacity	Outstanding Balance
		(in thousands)
Unsecured financing—EMEA	7.00-9.37%	$134,457	$115,254	$111,271	$62,891
Secured and unsecured working capital—India	6.16%	14,637	14,307	29,037	13,902
Total credit facilities		$149,094	$129,561	$140,308	$76,793

Term debt and equipment financing	Interest Rates		Outstanding Balance		Outstanding Balance
11% Senior secured term loan—U.S.	11.00%		$441,144		$395,041
5.25% Convertible senior unsecured notes—U.S.	5.25%		132,500		132,500
Other debt and equipment finance leases	3.25-9.75%		2,012		1,806
Total term debt and equipment financing			575,656		529,347
Total debt—principal			$705,217		$606,140

The future aggregate annual principal maturities of debt as of December 31, 2024 are as follows:

Year Ending December 31,	(in thousands)
2025	$131,363
2026	210
2027	—
2028	441,144
2029	132,500
Total debt—principal	$705,217

The average interest rate on our short-term borrowings as of December 31, 2024 and 2023 was approximately 7.54% and 9.07%, respectively.

U.S.:

11% Senior secured term loan

On December 14, 2023, the Company entered into the Credit Agreement with Oaktree Power Opportunities Fund V Holdings L.P., Opps TPIC Holdings, LLC, and Oaktree Phoenix Investment Fund, L.P., which are funds managed by Oaktree Capital Management, L.P. (collectively, the "Purchasers"). The Credit Agreement exchanged $350.0 million of the Company’s Series A Preferred Stock, along with $86.0 million of accrued paid-in-kind dividends, for the $393.0 million Term Loan and the issuance of 3,899,903 shares of Common Stock (the "Exchange").

Borrowings under the Term Loan will bear interest at a rate per annum of 11.0%. The Company has the ability to pay in kind all interest payments through December 31, 2025, subject to certain exceptions set forth in the Credit Agreement. In addition, the Company can pay in kind 50% of the interest payments from January 1, 2026, through the maturity date of the Term Loan on March 31, 2027, subject to certain exceptions set forth in the Credit Agreement. If the Company elects to pay in cash any interest payments that could have been paid in kind, such interest payments can be reduced by 2.0%, resulting in a stated interest rate of 9.0% for such portion of interest. Interest payments will be paid quarterly on January 15, April 15, July 15, and October 15 of each year.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Obligations under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) are guaranteed by all of the Company's U.S. wholly owned subsidiaries, and certain foreign subsidiaries (together with the Company, the "Loan parties"), and are secured by first priority security interests in substantially all assets of the Loan parties, including intellectual property. The affirmative and negative covenants are customary for credit agreements of this nature. The Credit Agreement limits the amount of indebtedness, a cash on hand balance requirement of $50.0 million through maturity in the U.S., an individual limit of $10.0 million for any single capital expenditure project, an annual total capital expenditure limit of $30.0 million, and a limit of $37.5 million on acquisitions and $25.0 million on investments. We are in compliance with all requirements as of December 31, 2024.

The Credit Agreement contains certain events of default, the occurrence and continuation of which would entitle the purchasers of the Term Loan to cause the Company’s indebtedness under the Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Term Loan, including cash. Under the Credit Agreement, an event of default will occur if, among other things, the Company fails to make payments under the Credit Agreement as and when due (subject in certain cases to specified grace periods), the Company or its subsidiaries breach any of the covenants under the Credit Agreement (subject to specified cure periods with respect to certain breaches), a Change of Control (as defined in the Credit Agreement) occurs, the Company, its subsidiaries or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, the Company and/or its subsidiaries are unable to pay their debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. We had determined the event of default redemption features were embedded derivatives that required bifurcation and recognition as a derivative liability (“Event of Default Derivative”). The Event of Default Derivative instrument is recorded at fair value and marked-to-market each reporting period with changes in fair value being reflected in earnings. As of the issuance date, and as of December 31, 2024 and 2023, the Event of Default Derivative was valued at zero. For the years ended December 31, 2024 and 2023, there were no mark-to-market adjustments recorded through earnings.

We accounted for the issuance of the Term Loan as a single liability measured at its fair value, as the only embedded feature requiring bifurcation and recognition as a derivative (the Event of Default Derivative) had no value at issuance. The Term Loan was recorded at fair value at the time of the Exchange and the carrying value as of December 31, 2024 is recorded at its amortized cost. As of the date of the Exchange, the fair value of the Term Loan was $274.7 million, representing a $118.3 million initial discount on the Term Loan. As of December 31, 2024 and 2023, the carrying value of the Term Loan, including paid in kind interest, net of unamortized debt discount, was $355.6 million and $278.1 million, respectively.

The consideration transferred associated with the Exchange was made up of (i) the fair value of the Term Loan, (ii) fair value of Common Stock issued and (iii) of costs incurred to execute the Exchange (the “Exchange Consideration Transferred”). At the time of the Exchange, the carrying value of the Series A Preferred Stock, net of issuance costs, was $368.3 million ("Extinguishment Carrying Value"). We incurred direct costs of $2.7 million ("Transaction Costs") in relation to the extinguishment which, in accordance with ASC 260, Earnings Per Share, ("Earnings Per Share") were included in the measurement of consideration transferred. The difference between the Exchange Consideration Transferred and the Extinguishment Carrying Value resulted in a gain on extinguishment of $82.6 million and was included in paid-in capital in our consolidated balance sheets.

The components of the gain on extinguishment of Series A Preferred Stock for the year ended December 31, 2023 were as follows (in $ thousands):

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The cost of the Capped Call Transactions was $18.6 million and was recorded as a reduction to our additional paid-in-capital in our consolidated balance sheets. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. As of December 31, 2024, the Capped Call Transactions were out-of-the-money.

EMEA:

In general, all of the credit agreements which the EMEA segment enters into have provisions which allow them to borrow in either U.S. dollars, Turkish Lira or Euro, regardless of the currency in which the agreement is denominated. In addition, none of the credit agreements have an expiration date, however each credit agreements’ limits are reviewed annually to establish available capacity, and every time we draw under one of the credit agreements a term is set for the respective draw's repayment. Interest on each borrowing under our various credit agreements accrues at a fixed rate in effect at the time of each borrowing and is payable monthly until the borrowing is repaid. As of December 31, 2024 and 2023, there was $115.3 million and $62.9 million, respectively, outstanding under our various EMEA credit agreements, and a weighted average interest rate on outstanding borrowings of such credit agreements of 7.7% and 9.7%, respectively.

As of December 31, 2024 and 2023, available capacity under the EMEA unsecured financing agreements was reduced by $5.7 million and $5.3 million, respectively, for outstanding letters of credit.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

India:

In June 2023, we entered into a working capital facility with an Indian financial institution to provide up to 1.25 billion Indian rupee (approximately $14.6 million as of December 31, 2024) of unsecured financing. Interest on the unsecured borrowing accrues at a fixed rate in effect at the time of each borrowing and is payable monthly until the borrowing is repaid. As of December 31, 2024, there was 1.19 billion Indian rupee (approximately $14.3 million) outstanding under this credit facility, and a weighted average interest rate on outstanding borrowings of 6.16%. As of December 31, 2023, there was 1.03 billion Indian rupee (approximately $12.4 million) outstanding under this credit facility, and a weighted average interest rate on outstanding borrowings of 7.24%.

Note 14. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and nine years, some of which may include options to extend the leases up to ten years.

The Company has one operating lease with Dere Construction, which is a related party (see Note 5 – Related Party Transactions). The lease term began in 2015 and continues through 2028 and includes various options to renew. As of December 31, 2024, this lease accounted for $19.2 million of right of use assets and $19.2 million of operating lease liabilities, of which $5.2 million was classified as current operating lease liabilities. As of December 31, 2023, this lease accounted for $24.9 million of right of use assets and $24.9 million of operating lease liabilities, of which $5.0 million was classified as current operating lease liabilities. Lease expense is recognized on a straight-line basis and was $6.8 million, $6.6 million, and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The components of lease cost for the years ended December 31 were as follows:

	2024	2023
	(in thousands)
Total operating lease cost	$38,786	$39,624

Finance lease cost
Amortization of assets under finance leases	$3,860	$4,037
Interest on finance leases	252	139
Total finance lease cost	$4,112	$4,176

Total lease liabilities as of December 31 were as follows:

	2024	2023
	(in thousands)
Operating Leases
Operating lease right of use assets	$122,589	$136,124

Current operating lease liabilities	$26,224	$22,017
Noncurrent operating lease liabilities	99,428	117,133
Total operating lease liabilities	$125,652	$139,150

Finance Leases
Property, plant and equipment, gross	$36,020	$37,044
Less: accumulated depreciation	(32,135)	(29,316)
Total property, plant and equipment, net	$3,885	$7,728

Current maturities of long-term debt	$683	$1,035
Long-term debt, net of debt issuance costs and current maturities	211	771
Total finance lease liabilities	$894	$1,806

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Future minimum lease payments under noncancelable leases as of December 31, 2024 were as follows:

	Operating		Finance
	Leases		Leases
	(in thousands)
Year Ending December 31,
2025	$35,415	$	$805
2026	33,407		95
2027	28,615		48
2028	21,744		5
2029	14,428		—
Thereafter	21,634		—
Total future minimum lease payments	155,243		953
Less: interest	(29,591)		(59)
Total lease liabilities	$125,652		$894

Supplemental cash flow information related to leases for the years ended December 31 was as follows:

	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,735	$38,155
Operating cash flows from finance leases	252	139
Financing cash flows from finance leases	1,238	1,300

Other information related to leases as of December 31 was as follows:

	2024	2023
Weighted-Average Remaining Lease Term (In Years):
Operating leases	5.0	5.8
Finance leases	1.2	1.7

Weighted-Average Discount Rate:
Operating leases	8.5%	8.4%
Finance leases	21.3%	17.3%

Note 15. Financial Instruments

Foreign Exchange Derivative Contracts

We use foreign exchange derivative contracts, such as call option and forward contracts, to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such derivative contracts for speculative or trading purposes.

Mexican Peso

In November 2024, we purchased a series of foreign exchange call option contracts to mitigate cash flow variability in 2025 associated with forecasted expenses in the Mexican Peso against changes in the U.S. Dollar to Mexican Peso exchange rate. A premium of $7.6 million was paid in a single transaction at hedge initiation and will be amortized against our earnings on a straight-line basis over a period of twelve months, the period including the expiry dates of the purchased call option contracts, through cost of sales within our consolidated statements of operations.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of December 31, 2024, the notional values associated with these foreign exchange call option contracts is approximately 4.3 billion Mexican Peso (or approximately $210.6 million).

Turkish Lira

In December 2024, we entered into a series of foreign exchange forward contracts to mitigate cash flow variability in 2025 associated with forecasted expenses in the Turkish Lira against changes in the Euro to Turkish Lira exchange rate.

As of December 31, 2024, the notional values associated with these foreign exchange forward contracts is approximately 3.4 billion Turkish Lira (or approximately $78.7 million).

Both our foreign exchange call option contracts and foreign exchange forward contracts qualified for accounting as cash flow hedges in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, and we designated them as such. All of our derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. For a detailed discussion of the fair value hierarchy, refer to the discussion in Note 1 – Summary of Operations and Summary of Significant Accounting Policies – Fair Value of Financial Instruments.

The fair values and location of financial instruments in our consolidated balance sheets as of December 31, were as follows:

	Consolidated Balance
Financial Instrument	Sheet Line Item	2024	2023
		(in thousands)
Foreign exchange call option contracts	Other current assets	$1,987	$—
Foreign exchange forward contracts	Other current assets	631	—

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations:

Comprehensive Income	Consolidated Statement of
(Loss) Component	Operations Line Item	2024	2023	2022
		(in thousands)
Foreign exchange call option contracts	Cost of sales	$—	$(2,304)	$(2,078)

Note 16. Mezzanine Equity

On November 22, 2021 (“Series A Preferred Stock Closing Date”), we issued 350,000 shares of our preferred stock, at a price of $1,000 per share, for aggregate gross proceeds of $350.0 million. We designated this preferred stock as Series A Preferred Stock (our "Series A Preferred Stock"). In connection with the transaction, we also issued warrants to purchase an aggregate of 4,666,667 share of our Common Stock (the “Warrants”) at an exercise price of $0.01 per share. Our Series A Preferred Stock was classified as mezzanine equity in our consolidated financial statements as redemption was deemed probable. We had determined there were embedded features that required recognition as a compound derivative liability (“Compound Derivative”). We allocated the gross proceeds of $350.0 million first to the standalone fair value of the Compound Derivative, which as of the Series A Preferred Stock Closing Date was $0.0 million, with the remaining proceeds allocated to the Series A Preferred Stock and Warrants based on the relative fair value of each instrument, resulting in $252.7 million being allocated to the Series A Preferred Stock, and $97.3 million being allocated to the Warrants. We incurred $10.7 million in issuance costs associated with the Series A Preferred Stock. These costs were allocated to the Series A Preferred Stock, and the Warrants consistent with the allocation of proceeds.

On December 14, 2023, we extinguished all 350,000 shares of the outstanding Series A Preferred Stock and $86.0 million of accrued and unpaid dividends thereon in exchange for the issuance of the $393.0 million Term Loan and 3,899,903 shares of Common Stock as part of the Exchange. See Note 13 – Debt and Note 22 – Stockholders’ Equity.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 17. Restructuring charges, net

Restructuring charges, net for the years ended December 31 were as follows:

	Year Ended December 31, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Severance	$—	$1,268	$9,631	$51	$10,950
Other restructuring costs	—	—	—	—	—
Total restructuring charges, net	$—	$1,268	$9,631	$51	$10,950

	Year Ended December 31, 2023
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Severance	$—	$66	$4,090	$—	$4,156
Other restructuring costs	(26)	—	—	—	(26)
Total restructuring charges, net	$(26)	$66	$4,090	$—	$4,130

	Year Ended December 31, 2022
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Severance	$44	$(1,018)	$472	$—	$(502)
Other restructuring costs	472	—	—	—	472
Total restructuring charges, net	$516	$(1,018)	$472	$—	$(30)

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Balance at December 31, 2021	$2,638	$2,161	$—	$—	$4,799
Restructuring charges, net	516	(1,018)	472	—	(30)
Payments	(2,697)	(1,143)	(442)	—	(4,282)
Balance at December 31, 2022	457	—	30	—	487
Restructuring charges, net	(26)	66	4,090	—	4,130
Payments	(431)	(66)	(3,932)	—	(4,429)
Balance at December 31, 2023	—	—	188	—	188
Restructuring charges, net	—	1,268	9,631	51	10,950
Payments	—	(1,268)	(141)	(51)	(1,460)
Balance at December 31, 2024	$—	$—	$9,678	$—	$9,678

Note 18. Commitments and Contingencies

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Collective Bargaining Agreements

Certain of our associates in Türkiye and Matamoros, Mexico are covered by collective bargaining agreements. Our collective bargaining agreement with our associates in Türkiye was in effect through December 2024 and we are in the process of negotiating an amendment to this agreement for calendar year 2025. Our collective bargaining agreement at our Matamoros, Mexico manufacturing facility is in effect through March 2025.

Escheat Audit

In November 2020, we were notified by the state of Delaware that they intend to examine our books and records to determine compliance with Delaware escheat laws. Since that date, additional states have joined with Delaware in the audit process. The escheat audit is being conducted by an outside firm on behalf of the states and covers the period from 2005 to 2019. The audit is in the final stages, and we believe that any claims or liabilities resulting from these audits will not have a material impact on our financial condition, results of operations and cash flows.

Note 19. Income Taxes

Total income taxes for the years ended December 31, 2024, 2023 and 2022 were allocated as follows:

	2024	2023	2022
	(in thousands)
Income tax provision from continuing operations	$(12,550)	$(19,664)	$(32,137)
Income tax benefit (provision) from discontinued operations	670	2,306	(3,670)
Total income tax provision	$(11,880)	$(17,358)	$(35,807)

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Geographic sources of income (loss) before income taxes from continuing operations are as follows for the years ended December 31:

	2024	2023	2022
	(in thousands)
U.S.	$(184,209)	$(184,876)	$(91,919)
Türkiye	(19,039)	3,887	60,301
Mexico	18,801	28,620	23,112
India	(13,786)	11,496	24,639
Other	663	8,571	(1,115)
Total loss before income taxes	$(197,570)	$(132,302)	$15,018

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

We operate in and file income tax returns in various jurisdictions where we have continuing operations including Mexico, Türkiye, India, U.S., Denmark, Germany, Spain, the United Kingdom, France and Switzerland, which are subject to examination by tax authorities. In the U.S., the federal tax returns for periods after 2018 remain open to examination. For U.S. state and local taxes as well as in non-U.S. jurisdictions, the statute of limitations generally varies between three and ten years. However, to the extent allowable by law, the tax authorities may have a right to examine and make adjustment to prior periods when amended returns have been filed, or when NOLs or tax credits were generated and carried forward for subsequent utilization.

Pillar Two legislation, commonly referred to as the global minimum tax, has been enacted or substantively enacted in certain jurisdictions where we operate beginning January 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes under the safe harbor rules based on the most recent tax filings, country-by-country reporting and financial statements for the constituent entities.

Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which we operate are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. We do not expect a material exposure to Pillar Two income taxes in those jurisdictions.

We do not provide deferred taxes related to U.S. GAAP basis in excess of outside tax basis in the investment in our foreign subsidiaries to the extent such amounts relate to indefinitely reinvested earnings and profits of such foreign subsidiaries. As of December 31, 2024, our undistributed earnings from continuing operations of certain of our foreign subsidiaries amounted to approximately $198.3 million, and we consider those earnings reinvested indefinitely.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The income tax provision includes U.S. federal, state, and local taxes, Türkiye, Mexico and India taxes currently payable and deferred taxes due to temporary differences between the financial statement and the tax bases of assets and liabilities.

The components of the income tax provision (benefit) for the years ended December 31 are as follows:

	2024	2023	2022
	(in thousands)
Current:
U.S. federal	$—	$—	$—
U.S. state and local taxes	7	692	(1,316)
Foreign	16,001	30,778	29,324
Total current	16,008	31,470	28,008
Deferred:
U.S. federal	—	—	—
U.S. state and local taxes	—	—	—
Foreign	(3,458)	(11,806)	4,129
Total deferred	(3,458)	(11,806)	4,129
Total income tax provision	$12,550	$19,664	$32,137

The following is a reconciliation from the U.S. statutory income tax rate to our effective income tax rate for the years ended December 31:

	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(3.9)	(1.6)	(33.1)
Foreign permanent differences	(0.2)	0.9	53.9
Tax rate change	—	—	1.0
Withholding taxes	(1.2)	(5.2)	44.6
GILTI income	(0.1)	(0.3)	5.5
Unrecognized tax benefits	0.1	—	26.8
Share-based compensation	(0.5)	(0.5)	10.1
Valuation allowance	(17.5)	(26.9)	134.1
State taxes	1.7	1.1	(16.3)
Deferred tax adjustments	(0.5)	(3.3)	(13.3)
BEAT implication	(3.3)	—	—
State incentive credits	—	(0.5)	(8.8)
Foreign currency / inflationary adjustments	(1.3)	0.5	(17.7)
Other	(0.7)	(0.1)	6.2
Effective income tax rate	(6.4)%	(14.9)%	214.0%

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the components of deferred tax assets and liabilities, included in other noncurrent assets and other noncurrent liabilities, respectively, in the consolidated balance sheets as of December 31:

	2024	2023	2022
	(in thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$102,808	$94,778	$61,076
Non-deductible accruals	8,739	8,404	6,569
Lease liabilities	27,504	23,949	28,625
Equity compensation	2,979	3,845	4,468
Non-deductible interest	27,580	7,823	5,976
Tax credits	1,931	1,931	1,931
Other	29,230	27,098	20,950
Gross deferred tax assets	200,771	167,828	129,595
Valuation allowance	(146,381)	(114,553)	(80,674)
Total deferred tax assets	54,390	53,275	48,921

Deferred tax liabilities:
Depreciation	(2,259)	(9,463)	(4,072)
Contract assets	(4,370)	(3,602)	(12,779)
Lease assets	(25,815)	(22,264)	(25,399)
Other	(4,564)	(96)	(2,385)
Total deferred tax liabilities	(37,008)	(35,425)	(44,635)
Net deferred tax assets	$17,382	$17,850	$4,286

The deferred tax valuation allowance as of December 31 consisted of the following:

	2024	2023	2022
	(in thousands)
Valuation allowance at beginning of year	$(114,553)	$(80,674)	$(47,469)
Benefits obtained (costs accumulated)	(31,828)	(33,879)	(33,205)
Valuation allowance at end of year	$(146,381)	$(114,553)	$(80,674)

The valuation allowance at December 31, 2024 primarily relates to the U.S. federal and state deferred tax assets and certain foreign net operating losses (NOLs) that we believe do not meet the more-likely-than-not criteria for recording the related benefits.

As of December 31, 2024, we have U.S. federal and state NOL carryforwards of $405.3 million and $350.7 million, respectively, with foreign NOL carryforwards of approximately $37.1 million of which $32.5 million relate to discontinued operations and foreign tax credits of approximately $1.9 million available to offset future U.S. taxable income. A portion of the U.S. federal and all state NOL carryforwards expire in varying amounts through 2043 with most of the U.S. federal and some of the state NOLs having indefinite lives. We also have foreign tax credits that expire in 2026 and foreign NOL carryforwards that expire in varying amounts through 2031. The utilization of our NOLs is subject to an annual limitation under Section 382 of the Internal Revenue Code due to changes in ownership. Based on our analysis, we do not believe such limitation will impact our realization of the NOL carryforwards.

We recognize the impact of a tax position in the financial statements if that position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. We disclose all unrecognized tax benefits, which include the reserves recorded for uncertain tax positions on filed tax returns and the unrecognized portion of affirmative claims. Included in the balance of unrecognized tax benefits from continuing operations as of December 31, 2024 are $14.4 million, of tax benefits that, if recognized, would reduce our annual effective rate. We do not anticipate any decreases to unrecognized tax benefits in the coming year. Our policy is to recognize any interest and

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

penalties related to our tax positions as a component of our income tax provision or benefit. There was no material estimated interest or penalties to accrue in 2024, 2023, or 2022 related to the unrecognized tax benefits.

The following is a reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31:

	2024	2023	2022
	(in thousands)
Unrecognized tax benefits at beginning of year	$13,438	$13,648	$9,383
Increases related to prior year tax positions	468	—	132
Decreases related to prior year tax positions	—	(210)	(122)
Increases related to current year tax positions	916	—	4,496
Settlements	—	—	(241)
Unrecognized tax benefits at end of year	$14,822	$13,438	$13,648

Note 20. Employee Benefit Plans

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

Defined Benefit Plans

In Türkiye we provide benefits for virtually all employee terminations who have completed one year of service, including retirement and voluntary and involuntary terminations. The annual net periodic benefit cost and projected benefit obligations related to this plan are determined annually on December 31, unless a remeasurement event occurs in an interim period. This determination requires assumptions to be made concerning general economic conditions (particularly interest rates), increases to compensation levels, and service period trends. Changes in the assumptions to reflect actual experience can result in a change in the net periodic benefit cost and projected benefit obligations. If actual experience differs from these assumptions, the difference is recorded as an actuarial gain (loss) and amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.

The components of net periodic benefit cost were as follows for the years ended December 31:

	2024	2023
	(in thousands)
Service cost	$1,047	$831
Interest cost	1,118	290
Amortization of unrecognized actuarial loss	3,156	—
Net periodic benefit cost	$5,321	$1,121

The Türkiye benefit plan has no plan assets and the Company is not required to pre-fund the obligations. The projected benefit obligation is estimated in the local Turkish Lira currency, which is the currency in which the benefits are paid out to the employees. The significant assumptions used in the measurement of the projected benefit obligation and net periodic benefit cost primarily include the discount rate and the turnover rate used for estimating the probability of retirement. Weighted-average assumptions for the projected benefit obligation are as follows for the years ended December 31:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2024	2023
	(in thousands)
Discount rate	3.5%	2.0%
Turnover rate	6.5%	6.8%

A reconciliation of the change in the projected benefit obligation is as follows for the years ended December 31:

	2024	2023
	(in thousands)
Projected benefit obligation
Balance as of January 1	$4,532	$5,341
Change in benefit obligation
Service cost	1,047	831
Interest cost	1,118	290
Actuarial loss	3,357	3,754
Benefits paid	(5,969)	(3,736)
Foreign currency translation adjustments	(744)	(1,948)
Balance as of December 31	$3,341	$4,532

The amount included in accumulated other comprehensive loss that has not been recognized in net periodic benefit cost as of December 31, 2024 was $8.8 million.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 21. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	2024	2023	2022
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(210,120)	$(151,966)	$(17,119)
Preferred stock dividends and accretion	—	(58,453)	(58,903)
Gain on extinguishment of Series A Preferred Stock	—	82,620	—
Net loss from continuing operations attributable to common stockholders	(210,120)	(127,799)	(76,022)
Net loss from discontinued operations	$(30,587)	$(49,813)	$(48,186)
Net loss attributable to common stockholders	$(240,707)	$(177,612)	$(124,208)

Denominator:
Basic weighted-average shares outstanding	47,462	42,671	41,959
Effect of dilutive awards	—	—	—
Diluted weighted-average shares outstanding	47,462	42,671	41,959

Loss from continuing operations per common share:
Basic	$(4.43)	$(2.99)	$(1.81)
Diluted	$(4.43)	$(2.99)	$(1.81)

Loss from discontinued operations per common share:
Basic	$(0.64)	$(1.17)	$(1.15)
Diluted	$(0.64)	$(1.17)	$(1.15)

Loss per common share:
Basic	$(5.07)	$(4.16)	$(2.96)
Diluted	$(5.07)	$(4.16)	$(2.96)

Dilutive shares excluded from the calculation due to net losses in the period	608	169	606
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	821	264	199

Note 22. Stockholders’ Equity

Common Stock Purchase Agreement

On December 14, 2023, we entered into a Common Stock Purchase Agreement with the Purchasers as part of the Exchange (see Note 13 – Debt). Pursuant to the agreement, an aggregate of $43.0 million of accrued and unpaid dividends on the shares of Series A Preferred Stock was extinguished in exchange for the issuance 3,899,903 shares of Common Stock.

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (AOCL) by component for the years ended December 31, 2024, 2023 and 2022:

	Foreign	Accrued	Foreign
	currency	post-retirement	exchange
	translation	benefit	forward	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2021	$(48,530)	$—	$(5,476)	$(54,006)
Other comprehensive income before reclassifications	37,685	—	3,012	40,697
Amounts reclassified from AOCL	—	—	(2,078)	(2,078)
Net tax effect	—	—	—	—
Net current period other comprehensive income	37,685	—	934	38,619
Balance at December 31, 2022	(10,845)	—	(4,542)	(15,387)
Other comprehensive income before reclassifications	2,317	—	2,304	4,621
Amounts reclassified from AOCL	901	—	2,238	3,139
Net tax effect	—	—	—	—
Net current period other comprehensive income	3,218	—	4,542	7,760
Balance at December 31, 2023	(7,627)	—	—	(7,627)
Other comprehensive loss before reclassifications	(1,454)	(11,960)	(4,933)	(18,347)
Amounts reclassified from AOCL	—	3,156	—	3,156
Net tax effect	—	—	—	—
Net current period other comprehensive loss	(1,454)	(8,804)	(4,933)	(15,191)
Balance at December 31, 2024	$(9,081)	$(8,804)	$(4,933)	$(22,818)

Note 23. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of total consolidated Company revenues for the years ended December 31 are as follows:

	2024		2023		2022
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
	(in thousands)		(in thousands)		(in thousands)
GE	$464,043	34.9%	$357,750	25.0%	$316,788	21.4%
Nordex	441,631	33.2	440,833	30.8	496,999	33.6
Vestas	325,458	24.4	520,353	36.3	551,306	37.3

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable as of December 31 are as follows:

	2024	2023
Customer	% of Total	% of Total
Nordex	64.4%	61.4%
ENERCON	19.0	17.6
GE	8.8	11.5

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 24. Segment Reporting

We report our results of operations for our four reportable segments: (1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. Our operating segments are based on select geographic areas serving the wind energy market and are the same as our reportable segments.

Our chief executive officer is our chief operating decision maker (CODM). The CODM primarily uses information about each operating segment’s revenues and income (loss) from operations to allocate resources to and assesses the performance of each operating segment and consolidated results. These measures are utilized during our budgeting and forecasting process to assess growth and profitability and enable decision making regarding strategic initiatives, capital investments, and personnel across all operating segments. Our CODM is also regularly provided information about the significant expenses that are included in the income (loss) from operations by segment. Our CODM does not regularly evaluate our operating segments using asset or liability information.

Our U.S. segment operates in the U.S. dollar and includes (1) the manufacturing of wind blades at our Newton, Iowa facility, in which production has been shut down since the end of the fourth quarter of 2021 and is expected to resume in the second half of 2025, (2) wind blade inspection and repair services, (3) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (4) our engineering center in Berlin, Germany and (5) our corporate headquarters, the costs of which are included in general and administrative expenses.

Our Mexico segment operates in its local currency, the Mexican Peso, and includes a U.S. parent company that operates in the U.S. dollar. This segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and one facility in Matamoros, Mexico, (2) the manufacturing of precision molding at our fourth Juárez, Mexico facility and (3) wind blade inspection and repair services.

Our EMEA segment operates in the Euro and includes (1) the manufacturing of wind blades at our two facilities in Izmir, Türkiye, (2) wind blade inspection and repair services in Türkiye, (3) our wind blade inspection and repair service facility in Madrid, Spain, (4) wind blade inspection and repair services in the United Kingdom, and (5) wind blade inspection and repair services in France.

Our India segment operates in the U.S. dollar and includes (1) the manufacturing of wind blades at our facility in Chennai, India, and (2) wind blade inspection and repair services.

The following table presents certain information regarding each of our reporting segments as of or for the years ended December 31, including sales, cost of goods sold, other segment expenses, and income (loss) from continuing operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	2024	2023	2022
	(in thousands)
Net sales by segment (and geographic location):
U.S.	$20,204	$28,325	$45,168
Mexico	696,762	589,539	646,615
EMEA	447,881	573,483	568,992
India	166,284	241,061	217,964
Total net sales	$1,331,131	$1,432,408	$1,478,739
Cost of goods sold:
U.S.	$16,927	$16,406	$37,461
Mexico	778,531	737,714	688,668
EMEA	429,580	527,623	497,466
India	159,092	214,370	199,603
Total cost of goods sold	$1,384,130	$1,496,113	$1,423,198
Other segment expenses (1):
U.S.	$27,720	$29,049	$33,459
Mexico	14,444	12,632	5,836
EMEA	11,798	9,648	1,961
India	1,754	1,937	880
Total other segment expenses	$55,716	$53,266	$42,136
Income (loss) from continuing operations:
U.S.	$(24,443)	$(17,130)	$(25,752)
Mexico	(96,213)	(160,807)	(47,889)
EMEA	6,503	36,212	69,565
India	5,438	24,754	17,481
Total income (loss) from continuing operations	$(108,715)	$(116,971)	$13,405
Capital expenditures:
U.S.	$3,318	$3,196	$4,142
Mexico	11,068	6,698	2,084
EMEA	7,542	21,570	4,110
India	886	756	4,304
Total capital expenditures	$22,814	$32,220	$14,640
Depreciation and amortization:
U.S.	$2,915	$3,906	$4,762
Mexico	13,275	16,314	16,417
EMEA	7,971	9,305	8,919
India	5,722	5,864	5,690
Total depreciation and amortization	$29,883	$35,389	$35,788
Tangible long-lived assets:
U.S.	$10,061	$10,660
Mexico	41,994	49,921
EMEA	18,369	40,435
India	22,720	27,792
Total tangible long-lived assets	$93,144	$128,808
Total assets:
U.S.	$138,543	$112,758
Mexico	149,396	258,268
EMEA	246,045	236,859
India	156,874	176,888
Total assets from continuing operations	$690,858	$784,773

TPI COMPOSITES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Other segment expenses include general and administrative, loss on sale of assets and asset impairments, and restructuring charges.

Exhibit Index

Number	Description

2.1

Stock Purchase Agreement, among TPI Composites, Inc., Composite Solutions, Inc., TPI, Inc.,and CCI Global Water Fund LP, dated June 17, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2024)

3.1

Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

3.2

Third Amended and Restated By-laws of the Registrant as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on May 19, 2022)

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

10.27*	Third Amended and Restated Non-Employee Director Compensation Policy

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

10.44	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104 *	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

TPI COMPOSITES, INC.

Date: February 20, 2025	By:	/s/ Ryan Miller
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

Name	Title	Date

/s/ William E. Siwek	President, Chief Executive Officer and Director	February 20, 2025
William E. Siwek	(Principal Executive Officer)

/s/ Ryan Miller	Chief Financial Officer	February 20, 2025
Ryan Miller	(Principal Financial and Accounting Officer)

/s/ Jayshree S. Desai	Director	February 20, 2025
Jayshree S. Desai

/s/ Paul G. Giovacchini	Lead Independent Director	February 20, 2025
Paul G. Giovacchini

/s/ Edward Hall	Director	February 20, 2025
Edward Hall

/s/ Bavan M. Holloway	Director	February 20, 2025
Bavan M. Holloway

/s/ James A. Hughes	Director	February 20, 2025
James A. Hughes

/s/ Tyrone M. Jordan	Director	February 20, 2025
Tyrone M. Jordan

/s/ Steven C. Lockard	Director and Chairman of the Board	February 20, 2025
Steven C. Lockard

/s/ Jennifer Lowry	Director	February 20, 2025
Jennifer Lowry