Form 10-K/A
period 2024-12-31
TPI COMPOSITES, INC
filed 2025-04-30
CIK 1455684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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
As of April 1, 2025, the Registrant had 48,650,014 shares of common stock outstanding.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
TPI Composites, Inc. (“TPI,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2025 (the “2024
10-K”),
to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the 2024
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.
We are filing this Amendment to provide the information required in Part III of Form
10-K
because a definitive proxy statement containing such info
rm
ation will not be filed by the C
ompa
ny within 120 days after the end of the fiscal year covered by the 2024
10-K.
This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024
10-K
and the exhibit index set forth in Part IV of the 2024
10-K
and includes certain exhibits as noted thereon. The cover page of the 2024
10-K
is also a
me
nded to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.
Except as described above, no other changes have been made to the 2024
10-K,
and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2024
10-K.
This Amendment does not reflect events occurring after the date of the filing of our 2024
10-K.
Accordingly, this Amendment should be read in conjunction with our 2024
10-K
and with our filings with the SEC subsequent to the filing of our 2024
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form
10-K/A
also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2024
10-K.

TPI Composites, Inc.

Amendment No. 1 on Form 10-K/A

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Executive Officers required by this Item is incorporated by reference to “Business – Information about our Executive Officers” included in Part 1, Item 1 of our 2024 10-K.

Set forth below is the name, age (as of April 30, 2025), position and background (which includes a description of the relevant business experience) of each of our directors:

Name	Age	Position
Steven C. Lockard	63	Chairman of the Board and Director
Paul G. Giovacchini (1)	68	Lead Independent Director
William E. Siwek	62	President & Chief Executive Officer, Director
Jayshree S. Desai	53	Director
Bavan M. Holloway (1)(2)	60	Director
Edward C. Hall (3)	65	Director
James A. Hughes (2)(3)	62	Director
Tyrone M. Jordan (1)(3)	63	Director
Jennifer E. Lowry (2)	56	Director

(1)	Member of our compensation committee.
(2)	Member of our audit committee.
(3)	Member of our nominating and corporate governance committee.

Background of Directors

Chairman of the Board and Director Steven C. Lockard has been Chairman of the Board since May 2020. From 2004 to 2020, he was our President and Chief Executive Officer, and has served as a member of the Board since 2004. Prior to joining us in 1999, Mr. Lockard was Vice President of Satloc, Inc., a supplier of precision GPS equipment, from 1997 to 1999. Prior to that, Mr. Lockard was Vice President of marketing and business development and a founding officer of ADFlex Solutions, Inc., a Nasdaq-listed international manufacturer of interconnect products for the electronics industry, from 1993 to 1997. Prior to that, Mr. Lockard held several marketing and management positions at Rogers Corporation from 1982 to 1993. Mr. Lockard is a member of the board of directors of D2Zero Limited, a provider of decarbonization and clean energy solutions in the United Kingdom. Mr. Lockard is also Chairman of the board of directors of Tekmar Group PLC (LON:TGP), a UK based provider of products and services to the offshore energy market. Mr. Lockard serves as an Operating Partner with SCF Partners and Angeleno Group, equity investment firms that provide growth capital for companies in the energy transition space. Mr. Lockard previously served for ten years as a board member and Chair of the American Wind Energy Association. Mr. Lockard holds a B.S. in Electrical Engineering from Arizona State University.

Director Paul G. Giovacchini is the Lead Independent Director and served as Chairman of the Board from 2006 to 2020. He currently serves as the Chair of our compensation committee. Mr. Giovacchini has served as an independent consultant to Advantage Capital Management Corporation since October 2021. Mr. Giovacchini also has served as an independent consulting advisor to Ares Management LLC since January 2023 and to Landmark Partners, Inc., from 2014 through January 2023. Prior to 2014, he served as a Principal of Landmark Partners, Inc. since 2005. Mr. Giovacchini has been investing in privately held companies on behalf of institutional limited partnerships since 1987. He currently serves as a director of Climb Global Solutions, Inc. (Nasdaq:CLMB), a value-added global IT products distributor for innovative technology vendors, CaLLogix, Inc., a fully integrated contact center providing a full menu of customized outsourced programs, Riot Edge Solutions Inc., a provider of wireless remote sensors, and TS-Polder Holdings, LLC, a designer and manufacturer of consumer home goods. Mr. Giovacchini holds an A.B. in Economics from Stanford University and an M.B.A. from Harvard University.

Director William E. Siwek was elected to the Board in May 2020 and has been our President and Chief Executive Officer since May 2020. In May 2019, Mr. Siwek was promoted to President and ceased serving as the Chief Financial Officer of the Company, a role he had held since joining the Company in 2013. Prior to joining the Company, Mr. Siwek previously served as the Chief Financial Officer for T.W. Lewis Company, an Arizona-based real estate investment company, from September 2012 to September 2013. From May 2010 until September 2012, he was an independent consultant assisting companies in the real estate, construction, insurance and renewable energy industries. Prior to that, Mr. Siwek was Executive Vice President and Chief Financial Officer of Talisker Mountain, Inc., from January 2009 to April 2010. Prior to that, he was President and Chief Financial Officer of the Lyle Anderson Company from December 2002 to December 2008. Prior to that, Mr. Siwek spent 18 years, from September 1984 to May 2002, with Arthur Andersen where he became a Partner in both Audit and Business Consulting Divisions. Mr. Siwek currently serves on the board of the American Clean Power Association, which represents renewable energy companies in the United States and promotes the growth of clean power. Mr. Siwek holds B.S. degrees in Accounting and Economics from University of Redlands.

Director Jayshree S. Desai has served as a member of the Board since September 2017. Since July 2022, Ms. Desai has served as the Chief Financial Officer of Quanta Services, Inc. (NYSE: PWR), a leading specialty contractor for the electric power, pipeline, industrial and communications industries. From January 2020 to July 2022, Ms. Desai served as the Chief Corporate Development Officer of Quanta Services, Inc. From 2018 to 2019, Ms. Desai served as President of ConnectGen LLC, a company focused on the development of wind, solar and storage projects. From 2010 to 2018, Ms. Desai served as the Chief Operating Officer of Clean Line Energy Partners LLC, a developer of transmission line infrastructure projects that deliver wind energy to communities and cities that lack access to low-cost renewable energy resources. From 2002 to 2010, Ms. Desai served as Chief Financial Officer of EDP Renewables North America f/k/a Horizon Wind Energy, a developer, owner and operator of wind farms. Ms. Desai began her career as a business analyst at McKinsey & Company and also held various positions in the corporate development department of Enron Corporation. Ms. Desai also currently serves on the Executive Board of KIPP Texas, a non-profit organization of public, charter schools for the underserved communities in Texas. Ms. Desai previously served as the Chairperson of the Board of the Wind Energy Foundation, a nonprofit organization dedicated to raising public awareness of wind as a clean, domestic energy source. Ms. Desai holds an M.B.A. from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration from the University of Texas at Austin.

Director Bavan M. Holloway joined the Board in September 2020. From August 2010 to April 2020, Ms. Holloway served as Vice President of Corporate Audit for The Boeing Company (“Boeing”). Ms. Holloway also served in various senior finance roles for Boeing from May 2002 to August 2010. Prior to joining Boeing, Ms. Holloway worked for KPMG, LLP as a partner and in other roles primarily serving investment services, broker dealer and financial clients. Her internal audit experience has spanned the breadth of enterprise processes, including cybersecurity, supply chain, manufacturing, engineering and overall risk management. Ms. Holloway currently serves on the Board of Directors of Topgolf Callaway Brands, Inc. (NYSE: MODG) and previously served on the Board of Directors of T-Mobile US, Inc. (Nasdaq: TMUS) from June 2021 through 2023. Ms. Holloway holds a B.S. degree in Business Administration from the University of Tulsa and a M.S. degree in Financial Markets and Trading from the Illinois Institute of Technology.

Director Edward C. Hall has over 35 years of experience in all facets of the electricity industry. Mr. Hall currently serves as an independent director of the following companies: Chairman of the Board of Cypress Creek Renewables since October, 2018 and Wellesley Municipal Light Plant since October, 2022. Mr. Hall spent 25 years of his career with AES Corporation in various senior management roles, and served as Chief Operating Officer of global generation from September, 2011 to February, 2013. Mr. Hall has previously served on the boards of Atlantica Sustainable Infrastructure plc (Nasdaq: AY), Japan Wind Development Company, General Cable, Globeleq, TerraForm Power and Green Conversion Systems. Mr. Hall earned a B.S. in Mechanical Engineering from Tufts University and M.S. in Finance and Technology Innovation from the MIT Sloan School of Management.

Director James A. Hughes has served as a member of the Board since October 2015. Since August 2019, Mr. Hughes has served as Managing Partner, Energy Transition at EnCap Investments, a leading provider of equity capital to independent energy companies in the upstream and midstream oil and gas industry and in the energy transition sector of the electric power industry. From December 2017 to August 2019, Mr. Hughes served as CEO and Managing Director of Prisma Energy Capital, a private entity focused on investments in energy storage. Mr. Hughes served as Chief Executive Officer of First Solar, Inc. from May 2012 to July 2016, and served as a member of First Solar, Inc.’s board of directors from May 2012 until September 2016. Prior to serving as the Chief Executive Officer of First Solar, Inc., he served as the company’s Chief Commercial Officer from March 2012 to May 2012. Prior to joining First Solar, Inc., Mr. Hughes served as Chief Executive Officer and Director of AEI Services LLC from October 2007 until April 2011. Mr. Hughes currently serves as a director of PNM Resources Inc. (NYSE: PNM), an energy holding company that generates and provides electricity to homes and businesses in New Mexico and Texas through its regulated utilities. Mr. Hughes also serves as a director of Alcoa Corporation (NYSE: AA), a producer of bauxite, alumina and aluminum products. He is the former chairman and director of the Los Angeles branch of the Federal Reserve Bank of San Francisco. He is also a member of the Energy Advisory Council of the Dallas Federal Reserve Bank. Mr. Hughes holds a J.D. from the University of Texas at Austin School of Law, a Certificate of Completion in international business law from Queen Mary’s College, University of London and a Bachelor’s degree in Business Administration from Southern Methodist University.

Director Tyrone M. Jordan has served as a member of the Board since January 2019. Mr. Jordan served as President and Chief Operating Officer of DURA Automotive Systems, a leading tier one automotive supplier of electric/hybrid systems, advanced driver-assistance systems, mechatronics, lightweight structural systems, and luxury trim systems for premier automotive brands, from October 2015 until his retirement in March 2019. Mr. Jordan joined DURA following a career of more than three decades with General Motors Company and United Technologies Corporation, most recently serving as Executive Vice President, Global Operations and Customer Experience at General Motors. During his 25-year tenure with General Motors, which included living internationally in Brazil, China and Mexico, Mr. Jordan held positions of increasing responsibility in operations, purchasing, technology, business development, strategy, mergers and acquisitions, and engineering. Mr. Jordan currently serves on the board of directors of Oshkosh Corporation (NYSE: OSK), Axalta Coating Systems (NYSE: AXTA), and FuelCell Energy, Inc. (Nasdaq:

FCEL). From 2020 to 2023, Mr. Jordan served on the board of directors of Trinity Industries, Inc. (NYSE: TRN) and also served on the board of directors of Cooper Tire & Rubber Company (NYSE: CTB) from 2020 to 2021. Mr. Jordan serves on the Dean’s Advisory Board of the College of Business of Eastern Michigan University. Mr. Jordan received his Executive Aerospace & Defense Master of Business Administration (ADMBA) in Operations, Strategy & Finance from the University of Tennessee, a degree in
Pre-law
from Eastern Michigan University and a degree in Industrial Engineering Technology from Purdue University. Mr. Jordan is the founder of the Beatrice Cozetta Jordan Scholarship, co-founder
of the Henry Elbert Harden Scholarship and the Tyrone M. & Sherri L. Jordan Endowment Fund at Eastern Michigan University.
Director Jennifer E. Lowry joined our Board of Directors in N ove
mber 2024. Jennifer currently serves as an independent director of Clearway Energy, Inc. (NYSE: CWEN) since February 2022 and MYR Group Inc. (Nasdaq: MYRG) since July 2018. She has significant financial and strategic transactional experience not only in the US, but also overseas, primarily India, South America, Africa and Europe. Previously Jennifer served as Vice President of Risk, Treasury, and Corporate Finance for McCormick & Company, Inc., a global food company, from 2016 until her retirement in July 2021. Prior to that, she spent over 25 years in the energy sector, including serving as Senior Vice President, Generation Strategy at Exelon Corporation, a U.S. power generator, and as Vice President and Treasurer at Constellation Energy. She also held executive positions at companies within the electric power industry including The AES Corporation and Cogentrix Energy Group, Inc. Jennifer holds a Masters of Management from Kellogg School of Management at Northwestern and a Bachelor of Arts degree and Bachelor of Engineering degree from Dartmouth College. She also holds an NACD Directorship Certification.
Family Relationships
There are no family relationships among any of our directors and executive officers.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such reports.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for 2024, all required reports were filed on a timely basis under Section 16(a), except for (a) a Form 3 filing for Dere Construction Taahhut A.S. filed on February 14, 2025 and (ii) a Form 4 filing for Dere Construction Taahhut A.S. which was filed on February 14, 2025.
Insider Trading Policy and Rule
10b5-1
Sales Plans
We have an insider trading policy that prohibits our officers, directors, employees, and certain other persons from engaging in, among other things, short sales, hedging of stock ownership positions, and transactions involving derivative securities relating to the Company’s common stock. Our insider trading policy permits our officers, directors and employees to enter into trading plans complying with Rule
10b5-1
under the Exchange Act.
Corporate Governance and Board Structure
The Board, which is elected by our stockholders, is responsible for directing and overseeing our business and affairs. In carrying out its responsibilities, the Board selects and monitors our top management, provides oversight of our financial reporting processes and determines and implements our corporate governance policies. A copy of our corporate governance guidelines can be found on our website at:
https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html
.
The Board and management are committed to good corporate gove rna
nce to ensure that we are managed for the long-term benefit of our stockholders, and we have a variety of policies and procedures to promote such goals. To that end, during the past year, our management periodically reviewed our corporate governance policies and practices to ensure that they remain consistent with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), SEC rules and the listing standards of Nasdaq.
Besides verifying the independence of the members of the Board and committees (which is discussed in the section titled “Indep ende
nce of the Board of Directors”), at the direction of the Board, we also:

•	Periodically review and make necessary changes to the charters for our audit, compensation, and nominating and corporate governance committees;

•	Have established disclosure control policies and procedures in accordance with the requirements of the Sarbanes-Oxley Act and the rules and regulations of the SEC;

•	Have a procedure for receipt and treatment of anonymous and confidential complaints or concerns regarding audit or accounting matters in place; and

•	Have a code of business conduct and ethics that applies to our officers, directors, and employees.

In addition, we have adopted a set of corporate governance guidelines. The nominating and corporate governance committee is responsible for reviewing our corporate governance guidelines from time to time and reporting and making recommendations to the Board concerning corporate governance matters. Our corporate governance guidelines address such matters as:

•	Director Independence – Independent directors must constitute at least a majority of the Board;

•	Monitoring Board Effectiveness – The Board, and each committee of the Board, must conduct an annual self-evaluation;

•	Review of our Chief Executive Officer – Our compensation committee conducts reviews of the performance of our chief executive officer;

•

Board Access to Independent Advisors – The Board as a whole, and each of its committees separately, have authority to retain independent experts, advisors or professionals as each deems necessary or appropriate; and

•	Board Committees – All members of the audit, compensation, and nominating and corporate governance committees are independent in accordance with applicable SEC and Nasdaq criteria.

Meetings of the Board of Directors

In 2024, the Board held five formal board meetings and also held telephonic update calls with respect to various operational and strategic matters although no formal actions were taken during these calls. Each director attended at least 75% of all meetings of the Board and the committees on which they served that were held during fiscal year 2024. Under our corporate governance guidelines, directors are expected to spend the time needed and meet as frequently as the Board deems necessary or appropriate to discharge their responsibilities. Directors are also expected to make efforts to attend our annual meeting of stockholders, all meetings of the Board and all meetings of the committees on which they serve. Messrs. Giovacchini, Hughes, Lockard, Siwek, Ms. Linda Hudson, who resigned from the Board in May 2024, and Ms. Holloway attended our 2024 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. A copy of our code of business conduct and ethics is available on our website at https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html and may also be obtained, without charge, by contacting our Secretary at TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act, as required by the applicable rules and exchange requirements. During fiscal year 2024, no waivers were granted from any provision of the code of business conduct and ethics.

Independence of the Board of Directors

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that Messrs. Giovacchini, Hughes, Jordan, Lockard, Hall, Ms. Desai, Ms. Holloway, and Ms. Lowry, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC, and the listing standards of Nasdaq. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board’s Role in Risk Oversight

The Board’s role in overseeing the management of our risks is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on the Company, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Board Leadership Structure

We believe that the structure of the Board and its committees provides strong overall management of the Company. The positions of Chairperson of the Board, Chief Executive Officer and lead independent director roles are held by separate individuals. This structure enables each person to focus on different aspects of company leadership. Our Chief Executive Officer is responsible for setting the strategic direction of the Company, the general management and operation of the business and the guidance and oversight of senior management. By contrast, the Chairperson of the Board oversees Board governance practices, monitors the content, quality and timeliness of information sent to the Board and is available for consultation with the Board regarding the oversight of our business affairs. Mr. Giovacchini has served as our lead independent director since May 2020. As lead independent director, Mr. Giovacchini presides over periodic meetings of our independent directors, will serve as a liaison between our Chairperson of the Board and the independent directors, and will perform such additional duties as the Board may otherwise determine and delegate.

We believe this structure of a separate Chairperson of the Board, Chief Executive Officer and lead independent director, reinforces the independence of our Board as a whole and results in an effective balancing of responsibilities, experience and independent perspective that meets the current corporate governance needs and oversight responsibilities of our Board.

Committees of the Board of Directors

The Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Each of the audit, compensation, and nominating and corporate governance committees operates pursuant to a separate written charter adopted by the Board that is available on our website at https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html.

Audit Committee

Our audit committee currently consists of Mr. Hughes, Ms. Holloway, and Ms. Lowry, with Ms. Lowry serving as Chair. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members on the audit committee. Nasdaq and Rule 10A-3 of the Exchange Act requires that the audit committee of a listed company be comprised solely of independent directors. The composition of our audit committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Each member of our audit committee meets the financial literacy requirements under the listing standards of Nasdaq. Each of Mr. Hughes, Ms. Holloway, and Ms. Lowry is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. Our audit committee, among other things:

•	selects a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;

•

helps to ensure the independence and performance of the independent registered public accounting firm, including receiving the required written communications from the independent registered public accounting firm that disclose all relationships that may reasonably be thought to bear on its independence and to confirm its independence from us;

•

discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent registered public accounting firm, our interim and year-end results of operations and our earnings press releases;

•	reviews our significant accounting policies and management’s judgments and accounting estimates;

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviews our policies on risk assessment and risk management, including cybersecurity, bribery and corruption risks;

•	reviews related party transactions;

•

discusses with the independent registered public accounting firm the matters related to the conduct of its audit that are required to be communicated by auditors to audit committees in accordance with the standards of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 1301, Communications with Audit Committees;

•

reviews and discusses with management and the independent registered public accounting firm the effectiveness of the Company’s internal control over financial reporting, including management’s report on that topic; and

•	approves (or, as permitted, pre-approves) all audit and all permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. Our audit committee held four meetings during fiscal year 2024.

Compensation Committee

Our compensation committee currently consists of Mr. Giovacchini, Mr. Jordan, and Ms. Holloway, with Mr. Giovacchini serving as Chair. The composition of our compensation committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Each member of the current compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The function of our compensation committee is to discharge the responsibilities of the Board relating to the compensation of our directors and executive officers. Our compensation committee, among other things:

•	reviews, approves and determines the compensation of our executive officers;

•	administers our stock and equity incentive plans, including approval of all equity grants;

•	reviews, approves and makes recommendations to the Board regarding incentive compensation, equity plans, and compensation and benefits of our directors;

•	establishes and reviews general policies relating to compensation and benefits of our officers and senior management; and

•	oversees the Company’s strategies, programs and initiatives for employee engagement and pay equity.

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq. Our compensation committee held six meetings during fiscal year 2024.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Mr. Hall, Mr. Hughes and Mr. Jordan, with Mr. Hall serving as Chair. The composition of our nominating and corporate governance committee meets the requirements for independence under the listing standards of Nasdaq and SEC rules and regulations. Our nominating and corporate governance committee, among other things:

•	identifies, evaluates, selects, or makes recommendations to the Board regarding, nominees for election to the Board and its committees;

•	evaluates the performance of the Board, both as a whole and on an individual basis;

•	considers and makes recommendations to the Board regarding the composition of the Board and its committees;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting;

•	develops and makes recommendations to the Board regarding corporate governance guidelines and governance matters;

•	oversees and reviews our strategies and activities related to environmental, social and governance matters; and

•	oversees our inclusion, diversity, equity and awareness initiatives and activities.

The nominating and corporate governance committee operates under a written charter that satisfies the applicable listing requirements and rules of Nasdaq. Our nominating and corporate governance committee held four meetings during fiscal year 2024.

Identifying and Evaluating Director Nominees

The Board has delegated to the nominating and corporate governance committee the responsibility of identifying suitable candidates for nomination to the Board (including candidates to fill any vacancies that may occur) and assessing their qualifications in light of the policies and principles in our corporate governance guidelines and the committee’s charter. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the Board’s approval as director nominees for election to the Board.

Minimum Qualifications and Board Diversity

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating director nominees and will consider all facts and circumstances that it deems appropriate or advisable. In its identification and evaluation of director candidates, our nominating and corporate governance committee will consider the current size and composition of the Board and the needs of the Board and the respective committees of the Board. Some of the qualifications that our nominating and corporate governance committee considers include, without limitation, issues of character, ethics, integrity, judgment, diversity, independence, skills, education, expertise, business acumen, length of service, understanding of our business and industry, potential conflicts of interest and other commitments. Nominees must also have proven achievement and competence in their field, the ability to offer advice and guidance to our management team, the ability to make significant contributions to our success, and an understanding of the fiduciary responsibilities that are required of a director. Director candidates must have sufficient time available in the judgment of our nominating and corporate governance committee to perform all board of director and committee responsibilities. Members of the Board are expected to prepare for, attend, and participate in all board of director and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our nominating and corporate governance committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Although the Board does not maintain a specific policy with respect to board diversity, the Board believes that it should be a diverse body. Our nominating and corporate governance committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our nominating and corporate governance committee takes into account the benefits of diverse viewpoints. Our nominating and corporate governance committee also considers these and other factors as it oversees the annual Board and committee evaluations. After completing its review and evaluation of director candidates, our nominating and corporate governance committee recommends to the full Board the director nominees for selection.

Stockholder Outreach and Engagement

We maintain an investor relations outreach program to solicit input and to communicate with stockholders on a variety of topics related to our business and strategy. Over the course of a year, our investor relations team, some of our named executive officers (“NEOs”) and other key employees typically speak with numerous investors through investor roadshows, conferences and virtual/telephonic conversations.

This dialogue provides an opportunity to discuss governance matters generally, including our board structure, our corporate governance documents and policies, directors’ skills and tenure, our Board’s oversight roles and responsibilities, our various social and environmental initiatives, and our approach to compensation matters, including the linkage between pay and performance and our compensation program’s alignment to our stockholders’ interests.

Stockholder Recommendations

Stockholders may submit recommendations for director candidates to the nominating and corporate governance committee by sending the individual’s name and qualifications to our Secretary at TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258, who will forward all recommendations to the nominating and corporate governance committee. The nominating and corporate governance committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Stockholder Communications

The Board provides to every stockholder the ability to communicate with the Board as a whole, the non-employee directors as a group, and with individual directors on the Board through an established process for stockholder communication. For a stockholder communication directed to the Board as a whole, stockholders and other interested parties may send such communication to our Chief Executive Officer at TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258, Attn: Board of Directors, Attn: Chief Executive Officer.

For a stockholder communication directed to an individual director in his or her capacity as a member of the Board, stockholders and other interested parties may send such communication to the attention of the individual director to: TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258, Attn: [Name of Individual Director].

The Company shall review all incoming communications and forward such communications to the appropriate member(s) of the Board as well as the Chairperson of the Board, in his or her capacity as a representative of the Board. The Chief Executive Officer will generally not forward communications that are unrelated to the duties and responsibilities of the Board, including communications that the Chief Executive Officer determines to be primarily commercial in nature, product complaints or inquires, and materials that are patently offensive or otherwise inappropriate.

ITEM 11: EXECUTIVE COMPENSATION

Overview

This Compensation Discussion and Analysis describes our executive compensation program as it relates to the following “named executive officers”:

•	William E. Siwek, our President and Chief Executive Officer.

•	Ryan Miller, our Chief Financial Officer.

•	Charles Stroo, our Chief Operating Officer.

•	Steven Fishbach, our General Counsel and Secretary

•	Jerry Lavine, our former President, Automotive, whose employment with us ended in June 2024.

•	Adan Gossar, our former Chief Accounting Officer, whose employment with us ended in February 2025.

The following discussion should be read together with the compensation tables and related disclosures set forth on the pages that follow.

Executive Summary

2024 Performance Highlights

For the full year, 2024 we:

•

Executed the strategic decisions to transition lines to next-generation blades and restructure our portfolio by divesting the Automotive business, shutting down one of our Mexico facilities and rationalizing our workforce in Türkiye to reflect anticipated demand;

•	Extended our supply agreements with Vestas at our manufacturing facilities in India and in Matamoros, Mexico through 2025; and

•	Agreed with GE Vernova to reopen the Iowa plant in the second quarter of 2025.

2024 Executive Compensation Program Overview

Our performance in 2024 has been reflected in our executive pay outcomes and decisions made by our compensation committee in 2024, which are consistent with our pay for performance culture with respect to our named executive officer’s compensation packages.

Base Salary Adjustments: Our compensation committee approved an increase in the base salary of Mr. Siwek of 2.5% and an increase in the base salaries of Mr. Miller of 4%, Mr. Fishbach of 6%, and Mr. Gossar of 3.5%. Mr. Stroo and Mr. Lavine did not receive a base salary increase. Each of these increases became effective on March 24, 2024. In approving and/or reviewing these salary increases, the compensation committee considered competitive market data derived from the Company’s peer group described below.

Short Term Cash Incentive Compensation: Our executive compensation program includes short-term incentive compensation in the form of annual incentive cash bonuses that are contingent upon achievement of certain business and financial objectives, including targets relating to (i) safety, (ii) sustainability, (iii) inclusion, diversity, equity and awareness (“IDEA”), (iv) cost of poor quality, (v) cash flow and (vi) profitability. In 2024, we achieved the safety, sustainability, IDEA, and cash flow targets. We did not achieve the cost of poor quality or profitability targets.

Cash incentive bonuses were paid out well below our named executive officers’ applicable bonus target levels because although we achieved many of our performance goals, we did not meet our cost of poor quality or profitability goals. Our compensation committee approved a bonus payout of 20% for the current named executive officers. None of our named executive officers received discretionary upward adjustments of their target bonus levels.

Long-Term Equity Incentive Compensation: Our compensation committee granted long-term incentive opportunities to our named executive officers in the form of a combination of time-based restricted stock units subject to multi-year vesting based on continued service, and performance-based restricted stock units subject to multi-year vesting based on (i) continued service, and (ii) either the achievement of three annual Adjusted EBITDA targets or the achievement of relative total shareholder return targets benchmarked against the Nasdaq Clean Energy Index determined over a three-year period. In 2024, 60% of the annual long-term equity awards granted to our named executive officers were performance-based restricted stock unit awards.

Special award granted in 2024: An award to our CFO was made in the form of time-based stock options to provide retention value to our CFO given the competitive nature of our industry. Our ability to execute our strategy and protect the interest of our stockholders depends largely on our continuing ability to retain highly qualified and skilled employees, such as our CFO. Our compensation committee made the grant in the form of stock options, which it views as related to performance because the grant will provide no value unless the recipient helps to create stockholder value.

Primary Compensation Programs

The primary compensation programs for our executive officers, including our named executive officers, are designed to provide the following:

Compensation Element	Objective	Features
Base Salary	Attract, motivate and retain employees at the executive level who contribute to our long-term success.	Fixed component of pay to provide financial stability, based on responsibilities, experience, individual contributions, and peer company data.

Cash incentive bonuses	To compensate executives for Company-wide performance and individual performance in terms of achieving Company-wide, division and individual performance goals; to motivate and attract executives.	Variable component of pay based on annual corporate, division and individual quantitative and qualitative goals.

Long-term equity incentive compensation granted in the form of time-based and performance-based restricted stock units	To incentivize executives to deliver long-term financial performance and stockholder value, while also providing a retention vehicle for top leadership talent. We believe these awards align employee interests with those of our stockholders over the longer-term.	Typically, a combination of time-based restricted stock units subject to multi-year vesting based on continued service, and performance-based restricted stock units subject to multi-year vesting based on continued service and either the achievement of pre-determined goals tied to achieving certain Adjusted EBITDA or total shareholder return targets.

Long-term equity incentive compensation granted in the form of stock options	To provide a strong reward for growth in the market price of our common stock as their entire value depends on future stock price appreciation, as well as a strong incentive for our executive officers to remain employed with the Company as they require continued employment with the Company through the vesting period.	Typically, vests over a four-year period.

The other elements of our executive compensation program are severance and change in control benefits, broad-based health and welfare benefits, a 401(k) plan available to all U.S. employees and limited perquisites, each of which are described in more detail below.

Pay for Performance Philosophy

We believe our executive compensation program is reasonable and competitive, and appropriately balances the goals of attracting, motivating, rewarding and retaining our executive officers with the goal of aligning their interests with those of our stockholders. The annual compensation of our executive officers, including our named executive officers, varies from year to year based on our corporate, financial and operational results and individual performance. For example, none of the shares underlying the stock price hurdle, performance-based restricted stock units that we awarded to our named executive officers in March 2021 vested because the Company did not achieve the applicable stock price hurdle targets during the three year performance period that ended December 31, 2024. While we do not determine either “variable” or “fixed” pay for each named executive officer with reference to a specific percentage of target total direct compensation, consistent with our “pay-for-performance” philosophy, a significant component of our executive compensation program is comprised of “variable” pay.

In 2024, the majority of the target total annual direct compensation of our Chief Executive Officer consisted of variable pay in the form of short-term and long-term incentive compensation opportunities. Fixed pay, primarily consisting of base salary, made up approximately 38% of our Chief Executive Officer’s target total direct compensation, while contingent (“variable”) pay, consisting of short-term cash incentive bonus pay and long-term incentive compensation in the form of equity awards, made up approximately 62% of his target total direct compensation. For our other named executive officers, variable pay was roughly even with fixed pay and delivered using the same vehicles as those that were used for our Chief Executive Officer. The chart below shows the percentages of target annual pay for our Chief Executive Officer and our other named executive officers in 2024.

Note: Excludes Mr. Lavine due to his termination during 2024 and Mr. Stroo because he did not receive equity awards in 2024.

We believe that this approach provides balanced incentives for our executive officers to drive our financial performance and long-term growth.

Executive Compensation Policies and Practices

In addition to our direct compensation elements, the following table summarizes features of our compensation policies and practices that are designed to align our executive team with stockholder interests and with market best practices:

What We Do	What We Don’t Do

✓ Allocate a portion of our executive officers’ target total direct compensation to equity-based awards, which are therefore “at risk”, to align the interests of our executive officers and stockholders

✓ Link a portion of our executive officers’ target total direct compensation to total shareholder return

✓ Maintain an industry-specific peer group comprised of similarly sized companies for benchmarking pay on an annual basis

✓ Offer market-competitive benefits for executives that are consistent with the rest of our employees

✓ Consult with an independent compensation consultant on compensation levels and practices on an annual basis

✓ Perform an annual compensation-related risk assessment by our compensation committee

✓ Maintain CEO, executive officer and non-employee director stock ownership guidelines

✓ Maintain a clawback policy with respect to incentive-based cash and equity compensation

✓ Seek an annual non-binding, advisory vote from stockholders to approve the named executive officer compensation program described in the CD&A

× Provide any compensation-related tax gross-ups

× Provide excessive perquisites

× Provide any pension arrangements, non-qualified deferred compensation arrangements or retirement plans to our executive officers other than a 401(k) plan that is generally available to all U.S. employees

× Allow hedging by our officers or directors of Company stock unless pre-approved by our audit committee

× Allow pledging by our officers or directors of Company stock unless pre-approved by our audit committee

Say-on-Pay Vote on Executive Compensation

Our compensation committee considered the results of the non-binding stockholder advisory votes on the compensation of our named executive officers conducted at the May 29, 2024 annual meeting of stockholders. As reported in our current report on Form 8-K, filed with the SEC on June 4, 2024, approximately 86% of the votes cast on the proposal expressed support for the compensation program offered to our named executive officers as disclosed in last year’s proxy statement (the “Say-on-Pay Vote”). The compensation committee considered these results as demonstrating shareholder support for our compensation program and believes that our existing compensation program effectively aligns the interests of the named executive officers with our short-term and long-term goals. As a result, the compensation committee did not make material changes to our executive compensation program as a result of the Say-on-Pay Vote. Further, the Board has elected to conduct the Say-on-Pay Vote annually in conjunction with our annual meeting of stockholders, thereby giving our stockholders the opportunity to provide feedback on the compensation of our named executive officers each year.

Setting Executive Compensation

Role of the Compensation Committee

Our compensation committee is primarily responsible for developing and implementing our compensation policies. It establishes and approves the compensation for our Chief Executive Officer and reviews and determines the compensation of our other executive officers. Our compensation committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members, when the compensation committee deems it appropriate to do so in order to carry out its responsibilities. In 2024, our compensation committee did not delegate such authority. Our compensation committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves annually all compensation decisions relating to all of our executive officers, including our Chief Executive Officer. When formulating its recommendations for the amount of each compensation element and approving each compensation element and the target total direct compensation opportunity for our executive officers, our compensation committee considers the following factors:

•	our performance against the financial and operational objectives established by our compensation committee and the Board;

•	our financial performance relative to our compensation peer group;

•	the compensation levels and practices of our compensation peer group;

•	each individual executive officer’s skills, experience and qualifications relative to other similarly-situated executives at the companies in our compensation peer group;

•	the scope of each individual executive officer’s role compared to other similarly-situated executives at the companies in our compensation peer group;

•

the performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function and ability to work as part of a team, all of which reflect our core values; and

•	the recommendations provided by our Chief Executive Officer with respect to the compensation of our other executive officers.

These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable. Our compensation committee reviews the base salary levels, cash incentive bonuses, and long-term incentive compensation opportunities of our executive officers, including our named executive officers, each fiscal year at the beginning of the year, or more frequently as warranted. Long-term incentive compensation is granted on a regularly-scheduled basis, as described in the “Individual Compensation Elements – Long Term Incentives” section below.

Role of the Chief Executive Officer

In discharging its responsibilities, our compensation committee works with members of our management, including our Chief Executive Officer. Our management team assists our compensation committee by providing information on corporate and individual performance, market compensation data and management’s perspective on compensation matters. Our compensation committee solicits and reviews our Chief Executive Officer’s recommendations and proposals with respect to adjustments to annual cash compensation, long-term incentive compensation opportunities, program structures and other compensation-related matters for our executive officers (other than with respect to his own compensation).

Our compensation committee reviews and discusses these recommendations and proposals with our Chief Executive Officer and considers them as one factor in advising on and determining the compensation for our executive officers, including our other named executive officers. Our Chief Executive Officer recuses himself from all discussions and recommendations regarding his own compensation.

Role of the Compensation Consultants

Our compensation committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions. In 2024, the compensation committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its independent third-party compensation consultant to advise on director and executive compensation matters including: overall compensation program design and the design of our performance-based equity award program, peer group development and updates, and benchmarking executive officer and board of director compensation programs. Aon did not provide any additional services to us in 2024. Aon reports directly to our compensation committee. We do not believe the retention of, and the work performed by, Aon creates any conflict of interest.

Defining and Comparing Compensation to Market Benchmarks

In evaluating the total compensation of our named executive officers, our compensation committee, using information provided by Aon, establishes a peer group of publicly traded companies in the industrial machinery, aerospace and defense, and electrical components and equipment industries, among others, that is selected based on a balance of the following criteria:

•

companies whose revenue and market capitalization are similar, though not necessarily identical, to ours, and targeted companies with revenue ranging from approximately $600 million to $4.1 billion and market capitalization ranging from approximately $150 million to $8.5 billion;

•	companies with global operations to align to our organizational complexity;

•	companies with similar executive positions to ours;

•	companies against which we believe we compete for executive talent; and

•	public companies based in the U.S. whose compensation and financial data are available in proxy statements.

The compensation committee removed Comfort Systems USA, Inc., NN, Inc. and Teledyne Technologies Incorporated from our 2024 peer group as they fell outside the peer ranges for revenue and/or market capitalization, while Aerojet Rocketdyne Holdings, Inc., and Altra Industrial Motion Corp. were removed because they were acquired. The compensation committee added Array Technologies, Inc., Babcock & Wilcox Enterprises, Inc., Bloom Energy Corporation, EnerSys and Nextracker Inc. to our 2024 peer group. Our peer group for 2024 was comprised of the following 22 companies set forth below:

Advanced Energy Industries, Inc. Ameresco, Inc. Array Technologies, Inc. AZZ Inc. Babcock & Wilcox Enterprises, Inc. Barnes Group Inc. Bloom Energy Corporation Blue Bird Corporation	Curtiss-Wright Corporation Enerpac Tool Group Corp. EnerSys EnPro Industries, Inc. ESCO Technologies Inc. Franklin Electric Co., Inc. Generac Holdings Inc. Hexcel Corporation	ITT Inc. Moog Inc. Nextracker Inc. Ormat Technologies, Inc. RBC Bearings Incorporated Woodward, Inc.

We believe that our 2024 peer group provided us with appropriate compensation data for evaluating the competitiveness of the compensation levels and practices of our named executive officers during 2024.

In 2024, the primary market reference point considered by our compensation committee in establishing target total compensation for our executive officers was the 50th percentile of our 2024 peer group. Although our compensation committee and the Board target compensation as described above, they also consider other criteria, including market factors, the experience level of the executive, organizational criticality and the executive’s performance against established goals of the Company, in determining variations to this general target.

Individual Compensation Elements

Base Salary

Base salary represents the fixed portion of the compensation of our executive officers, including our named executive officers, and is an important element of compensation intended to attract and retain high-performing individuals.

Using the competitive market data provided by Aon, as well as evaluating the executive officer’s responsibilities, experience and individual contributions, our compensation committee reviews and develops recommendations for adjusting the base salaries for each of our executive officers, including our named executive officers, as part of its annual executive compensation review. In addition, the base salaries of our executive officers may be adjusted by our compensation committee in the event of a promotion or significant change in responsibilities.

Generally, our compensation committee sets base salaries with reference to the 50th percentile of the competitive range of our compensation peer group and applicable executive compensation survey data. We have evaluated the base salaries of our executive officers in the context of establishing their total cash compensation at levels that are consistent with the target total cash compensation of executive officers holding comparable positions at other public companies in our peer group.

In March 2024, based on a consideration of the factors described in the “Setting Executive Compensation” section above and consistent with the recommendation of our Chief Executive Officer, our compensation committee determined to increase the base salaries of certain executive officers, and these increases became effective on March 24, 2024. Our compensation committee determined and approved an increase in base salary for our Chief Executive Officer, effective on March 24, 2024, based on a consideration of similar factors. In making these decisions, our compensation committee also considered the current risks and challenges facing us.

The base salaries of our named executive officers for 2024 were adjusted as follows:

Named Executive Officer	2023 Base Salary ($)	2024 Base Salary ($)	% Change
William E. Siwek	904,900	927,500	2.5%
Ryan Miller	520,000	540,801	4.0%
Charles Stroo	500,000	500,000	—
Steven Fishbach	428,480	454,189	6.0%
Jerry Lavine	457,471	457,471	—
Adan Gossar	358,576	371,126	3.5%

The actual base salaries paid to our named executive officers in 2024 are set forth in the “Summary Compensation Table” section.

Short Term Cash Incentive Program

The Board has adopted a Senior Executive Cash Incentive Bonus Plan (the “Bonus Plan”). The Bonus Plan provides for cash bonus payments based upon the attainment of performance targets established by our compensation committee. The payment targets may be related to financial and operational measures or objectives with respect to the Company, which we refer to as corporate performance goals or objectives, as well as individual performance objectives.

Each executive officer has a target bonus opportunity set for each performance period under the Bonus Plan. Our compensation committee took into account market data, relative levels of responsibility across the Company, and other relevant factors in order to set the target performance-based incentive for each named executive officer in 2024, which increased from the 2023 target bonuses for certain named executive officers, as set forth below. The corporate performance goals are measured at the end of each performance period after our financial reports have been published or such other appropriate time as our compensation committee determines. If the corporate performance goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period. Subject to the rights contained in any agreement between the executive officer and us, an executive officer must be employed by us on the bonus payment date to be eligible to receive a bonus payment. The Bonus Plan also permits our compensation committee to approve additional bonuses to executive officers in its sole discretion; however, the compensation committee did not do so for 2024.

2024 Annual Cash Incentive Program Performance Objectives

In considering performance objectives for the named executive officers for 2024, our compensation committee selected a combination of performance objectives that it believed would align with creating long term stockholder value. Our compensation committee also considered each named executive officer’s individual performance in determining the named executive officer’s bonus payout.

Specifically, our compensation committee selected a combination of objectives relating to (i) safety, (ii) sustainability, (iii) IDEA, (iv) cost of poor quality, (v) cash flow and (vi) profitability. In 2024, the compensation committee approved separate bonus plans for our corporate, wind, and automotive divisions. The corporate and wind plans each had the same objective categories and total weighting, but the targets differed for each division. Only the corporate and wind bonus plans are described below because the Company divested the automotive division in June 2024 and the only named executive officer subject to the automotive bonus plan was Mr. Lavine, who separated from the Company in June 2024 and did not receive a bonus for 2024.

With respect to each plan, the following tables include the weighting, the minimum performance threshold, target performance, maximum performance cap and maximum payout percentage, whether the performance objective had been achieved, and the actual payout percentage for each performance objective:

Corporate Bonus Plan

Performance Objective	Weighting	Minimum Performance Threshold (1)	Target Performance (100% level) (1)	Maximum Performance Cap (200% level) (1)	Maximum Payout Percentage	Achievement of Performance Objective	Actual Payout Percentage
Safety	5%	—	—	—	5%	100%	5%
Sustainability	5%	—	—	—	5%	100%	5%
IDEA	5%	—	—	—	5%	100%	5%
Cost of Poor Quality	15%	—	—	—	30%	—	—
Cash Flow	5%	($42) million (2)	($22) million	$18 million	10%	100%	5%
Profitability (Billings AEBITDA)	65%	$10 million (2)	$30 million	$70 million	130%	—	—

Total	100%				185%		20%

(1)	See the discussion of the minimum, target, and maximum performance criteria, as applicable, under the “Safety,” “Sustainability,” “IDEA,” and “Cost of Poor Quality” performance objectives below.
(2)	Achieving this amount would result in a payout of 50% of the target performance objective.

Wind Bonus Plan

Performance Objective	Weighting	Minimum Performance Threshold (1)	Target Performance (100% level) (1)	Maximum Performance Cap (200% level) (1)	Maximum Payout Percentage	Achievement of Performance Objective	Actual Payout Percentage
Safety	5%	—	—	—	5%	100%	5%
Sustainability	5%	—	—	—	5%	100%	5%
IDEA	5%	—	—	—	5%	100%	5%
Cost of Poor Quality	15%	—	—	—	30%	—	—
Cash Flow	5%	($42) million (2)	($22) million	$18 million	10%	100%	5%
Profitability (Billings AEBITDA) (3)	65%	$82.7 million (2)	$102.7 million	$142.7 million	130%	—	—

Total	100%				185%		20%

(1)	See the discussion of the minimum, target, and maximum performance criteria, as applicable, under the “Safety,” “Sustainability,” “IDEA,” and “Cost of Poor Quality” performance objectives below.
(2)	Achieving this amount would result in a payout of 50% of the target performance objective.
(3)

Certain corporate overhead costs attributable to the Wind business are excluded from the calculation of Billings AEBITDA as they are reflected in the calculation of Billings AEBITDA for the Corporate Bonus Plan.

Under each of the plans, a named executive officer could earn 100% of his target bonus if we achieved our safety, sustainability, and IDEA in full and our cost of poor quality, profitability and cash flow targets at the 100% level. A named executive officer could earn up to an additional 85% of his target bonus percentage if we achieved maximum performance of the cost of poor quality, profitability and cash flow objectives; provided, that, for a named executive officer to be eligible for a payout above 100% in the cash flow or profitability objectives, the following thresholds must be achieved: (i) each of the safety, cost of poor quality and profitability targets must be achieved at the 100% level; provided further, that, for the named executive officers in the Corporate Bonus Plan to be eligible for a payout above 100%, the following thresholds must also be achieved: (i) the divestiture of the automotive business must have occurred by June 30, 2024, and (ii) the AEBITDA losses of the automotive business must be equal to or less than $6.4 million. In order for profitability objectives to be paid, the applicable minimum threshold amount listed in the tables above must be achieved. If the cash flow or profitability amount achieved by a division ranks between two of the defined target levels, then the actual amount payable under the cash flow or profitability performance objective would increase in a linear scale assuming the minimum threshold amounts were achieved.

The compensation committee determined that each named executive officer’s cash award payout would be calculated consistent with the actual payout percentage of the bonus plans set forth in the tables above and, as set forth in the table below, weighted amongst the division bonus plans as follows:

Named Executive Officer	Corporate Bonus Plan	Wind Bonus Plan
William Siwek, President & Chief Executive Officer	100%
Ryan Miller, Chief Financial Officer	100%
Charles Stroo, Chief Operating Officer		100%
Steven Fishbach, General Counsel	100%
Adan Gossar, Chief Accounting Officer	100%

Our compensation committee determined that we achieved the safety, sustainability, IDEA, and cash flow performance objectives. We did not achieve the cost of poor quality objective or the profitability objective. In light of such performance, our compensation committee approved a bonus payout for Mr. Siwek, Mr. Miller, and Mr. Fishbach at 20% of their respective bonus targets. Messrs. Lavine and Gossar did not receive a payout under the cash incentive bonus program due to the termination of their employment with the Company in June 2024 and February 2025, respectively.

Under the wind bonus plan, our compensation committee determined that we achieved the safety, sustainability, IDEA, and cash flow performance objectives. We did not achieve the cost of poor quality or profitability objective. In light of such performance, our compensation committee approved a bonus payout for Mr. Stroo at 20% of his bonus target.

None of our named executive officers received discretionary upward adjustments to their target bonus levels under the bonus plans.

The following sets forth a more detailed description of each performance objective:

Safety (5%)

The first performance objective is related to promoting safety at our manufacturing facilities. Safety is our first core value, and our compensation committee believes it is imperative to promote a safer workplace for all our associates. Under the corporate and wind bonus plans, the safety performance objective was to meet or exceed our target total recordable incident rate. The total recordable incident rate is calculated by multiplying the number of recordable cases by 200,000, and then dividing that number by the total number of labor hours performed by our associates. For 2024, the corporate and wind divisions achieved 100% of its safety performance objective.

Sustainability (5%)

The second performance objective is related to a key sustainability goal of waste reduction. Under the corporate and wind bonus plans, the sustainability performance objective was a reduction of the annual waste rate by 5% in the manufacturing facilities operating in steady production on a year over year basis from 2023 to 2024. Our wind blade facilities calculated the reductions based on total waste. For 2024, the corporate and wind divisions achieved 100% of its sustainability performance objective.

IDEA (5%)

The third performance objective is related to creating an environment that recognizes and celebrates the benefits that come with a diverse workforce and maximizing the positive impact that IDEA can bring to the Company.

Under the corporate and wind bonus plans, the IDEA performance objective is related to the Company’s overall inclusion score of each respective division, each as measured by an inclusion survey which is administered by a third party. To meet this criteria, each division needed to sustain or improve its overall inclusion score on a year over year basis. For 2024, the corporate and wind, and automotive divisions achieved 100% of its IDEA performance objective.

Cost of Poor Quality (15%)

The fourth performance objective is related to our goal of delivering high quality products to our customers. The cost of poor quality performance objective was to meet or exceed our manufacturing cost-of-poor-quality percentage (“MCOPQ%”) targets. Under the corporate and wind plans, the target performance objective was 4% of the revenue of the eligible product lines on a Billings AEBITDA basis (defined below). The maximum performance criteria was 3% of the revenue of the eligible product lines on a Billings AEBITDA basis (defined below). If we achieved maximum performance of the cost of poor quality objective, then a named executive officer could earn an additional 15% of his target bonus percentage. In 2024, neither the corporate nor wind divisions achieved the target MCOPQ% objective.

Cash Flow (5%)

The fifth performance objective is related to cash flow. Our compensation committee chose cash flow as a performance objective because improving free cash flow enables the Company to meet its financial obligations and reinvest in its business. Free cash flow is a non-GAAP financial measure and is defined as net cash provided by (used in) operating activities less capital expenditures. A reconciliation of net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, is included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

In 2024, under the corporate and wind plans, the target free cash flow was ($22) million, the minimum performance criteria for achieving the cash flow objective was ($42) million, and the maximum performance criteria was $18 million. We achieved a free cash flow of ($13.7) million in 2024 and therefore achieved greater than 100% of the Cash Flow target, but we were not eligible for any bonus payout percentages above the 100% Cash Flow target because neither the cost of poor quality nor the profitability targets were achieved.

Profitability (65%)

The sixth performance objective is related to profitability as measured by Billings Adjusted EBITDA (“Billings AEBITDA”). We define EBITDA, a non-GAAP financial measure, as net income or loss from continuing operations plus interest expense net, income taxes and depreciation and amortization. We define Adjusted EBITDA, a non-GAAP financial measure, as EBITDA plus any share-based compensation expense, plus or minus any foreign currency losses or income, plus or minus any losses or gains from the sale of assets and asset impairments, plus any restructuring charges. We define Billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers during the year for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We define Billings AEBITDA, a non-GAAP financial measure, as Adjusted EBITDA minus net sales and cost of sales for services performed but unbilled. Our compensation committee chose Billings AEBITDA as a performance objective because it believes that top line growth must be achieved efficiently and with a long-term focus on achieving profitability and because the Billings AEBITDA metric more directly correlates to sales activity and operations based on the timing of actual transactions with our customers.

Under the corporate and wind bonus plans, the specific Billings AEBITDA performance objective for 2024 was $30 million and $102.7 million, respectively. The minimum threshold for satisfying this performance objective under the corporate and wind bonus plan was $10 million and $82.7 million of Billings AEBITDA, respectively, and the maximum performance caps were $70 million and $142.7 million of Billings AEBITDA, respectively. Neither the corporate nor the wind divisions achieved its Billings AEBITDA performance objective and consequently each division achieved 0% of its profitability performance objective.

The Company uses non-GAAP financial measures in its Bonus Plan: EBITDA, Adjusted EBITDA, and Billings Adjusted EBITDA. Annual bonuses paid to our executive officers are partially conditioned upon achievement of specified levels of Billings Adjusted EBITDA. We believe that these non-GAAP financial measures provide useful information to investors regarding our results of operations and provide a good baseline for measuring the performance of our executive officers. A reconciliation of net loss, the most directly comparable GAAP financial measure, to EBITDA, Adjusted EBITDA, and Billings AEBITDA follows:

EBITDA, Adjusted EBITDA, and Billings Adjusted EBITDA

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

We define Billings, a non-GAAP financial measure, as the total amounts we have invoiced our customers during the year for products and services for which we are entitled to payment under the terms of our long-term supply agreements or other contractual agreements. We define Billings Adjusted EBITDA, a non-GAAP financial measure, as Adjusted EBITDA minus net sales and cost of sales for services performed but unbilled. We monitor Billings Adjusted EBITDA, and believe it is useful to present to investors as a supplement to our GAAP measures, because we believe it more directly correlates to sales activity and operations based on the timing of actual transactions with our customers, which facilitates comparison of our performance between periods and provides a more timely indication of trends in adjusted EBITDA. Under GAAP, total net sales and related cost recognized on products in production represents the total amount that we have recognized as revenue and cost under the cost-to-cost method for services performed during the period under our long-term supply agreements. Services performed but unbilled include procurement of raw materials and production of work in process and undelivered finished goods. Under our long-term supply agreements with our customers, we invoice our customers for wind blades once the blades pass certain acceptance procedures and title passes to our customers. Our customers generally pay us for the wind blades between 5 to 25 days after receipt of the invoice based on negotiated payment terms and when considering our supply chain financing arrangements.

Our use of Billings Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Billings includes wind blades that have not been delivered and for which we are responsible if damage occurs to them while we hold them; and

•	Other companies, including companies in our industry, may define billings differently, which reduces its usefulness as a comparative measure.

In evaluating EBITDA, adjusted EBITDA, and Billings Adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments noted herein. Our presentations of EBITDA, adjusted EBITDA, and Billings Adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider EBITDA, adjusted EBITDA, and Billings Adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP measures.

The following table reconciles net loss attributable to common stockholders to EBITDA, adjusted EBITDA and Billings Adjusted EBITDA, as described above, for the year ended December 31, 2024 (inclusive of continuing and discontinued operations):

in thousands
Net loss attributable to common stockholders	$(240,707)
Net loss from discontinued operations	30,587

Net loss from continuing operations	(210,120)
Adjustments:
Depreciation and amortization	29,883)
Interest expense, net	92,420
Income tax provision	12,550

EBITDA	(75,267)
Share-based compensation expense	6,741
Foreign currency loss, net	1,655
Loss on sale of assets and asset impairments	17,230
Restructuring charges, net	10,950

Adjusted EBITDA	(38,691)

Adjustments for net sales and cost of sales related to services performed but unbilled	17,984

Billings Adjusted EBITDA	(20,787)

Billings Adjusted EBITDA loss related to non-Wind business operations	80,330

Billings Adjusted EBITDA – Wind	$59,543

Actual Cash Awards under the 2024 Annual Cash Incentive Program

The cash incentive bonus targets as a percentage of base salary, the target cash incentive bonus amounts in dollars, actual cash incentive bonus amounts paid as a percentage of target and the actual cash incentive bonus amounts paid to our named executive officers with respect to 2024 are set forth in the table below.

Named Executive Officer	Target Incentive Award as a % of Base Salary in Effect on Dec 31, 2024(1)	Target Incentive Award ($)	Actual Cash Award as a % of Target Opportunity	Actual Cash Award ($)
William E. Siwek	110%	1,020,250	20%	204,050
Ryan Miller	75%	405,600	20%	81,120
Charles Stroo	65%	325,000	20%	65,000
Steven Fishbach	65%	295,223	20%	59,045
Jerry Lavine (2)	65%	297,356	—	—
Adan Gossar (2)	60%	222,675	—	—

(1)	2024 target bonuses for Messrs. Siwek and Miller increased from 100% and 65%, respectively, for 2023.
(2)	Neither Mr. Lavine nor Mr. Gossar received a payout under the cash incentive bonus program due to the termination of his employment with the Company in June 2024 and February 2025, respectively.

Long-term Incentives

We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our executive officers, including our named executive officers, to create value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.

Long-term incentive compensation opportunities in the form of equity awards are granted by our compensation committee in accordance with our Amended and Restated 2015 Stock Option and Incentive Plan (as amended from time to time, the “2015 Plan”). The amount and forms of such equity awards are determined by our compensation committee after considering the factors described in the “Setting Executive Compensation” section. The amounts of the equity awards are also intended to provide competitively-sized awards and resulting target total direct compensation opportunities that are competitive with the compensation opportunities offered by the companies in our compensation peer group for similar roles and positions for each of our executive officers, taking into consideration the factors described in the “Setting Executive Compensation” section.

Performance-Based Awards

Our compensation committee has granted performance-based restricted stock units to the named executive officers which vest only if we meet specified objective performance criteria and the named executive officer remains in a continued service relationship with us through the applicable performance period. The goals of the Board and our compensation committee in selecting metrics for the performance-based component of the long-term incentive program include: alignment with business strategy; driving achievement of our development goals; and creating stockholder value.

In March 2024, as part of its annual executive compensation review, our compensation committee approved the grant of performance-based restricted stock unit awards to the named executive officers as described in the “Grant of Plan-Based Awards for Fiscal Year 2024” section below. Mr. Lavine did not receive performance-based restricted stock unit awards due to the planned divestiture of the automotive business, and Mr. Stroo did not receive such stock unit awards following his November 2023 hire. These performance-based restricted stock unit awards represented 60% of such named executive officer’s annual, long term equity incentive award opportunity.

The performance-based restricted stock units vest are based upon achieving certain total shareholder return or Adjusted EBITDA targets, and as follows:

•

Total Shareholder Return (TSR) PSUs: Each named executive officer was awarded a target number of RSUs, and the applicable named executive officer must be in a continuous service relationship with us or any of our subsidiaries through December 31, 2026 to vest in any TSR PSUs that may be credited with respect to the performance measurement period (i.e., January 1, 2024 to December 31, 2026). The number of TSR PSUs that vest will be calculated by multiplying the named executive officer’s target number of RSUs by the performance multiplier that we achieved during the three-year performance measurement period. The performance multiplier is based on the our total shareholder return percentile rank amongst the companies within the Nasdaq Clean Edge Green Energy Index (Ticker:CELS) (or, in the event such index is discontinued or its methodology significantly changes, a comparable index selected by the compensation committee in good faith). The percentile ranking that we achieve and the corresponding performance multiplier is set forth in the table below. A named executive officer’s maximum award cannot exceed 150% of the target award and in the event the TSR does not equal or exceed the 25th percentile, no portion of the target award shall vest.

Total Shareholder Return Percentile Rank within the Performance Measurement Index (1)	Performance Multiplier
75 th Percentile or higher	150%
50 th Percentile	100%
25 th Percentile	50%
Below 25 th Percentile	—

(1)
If the Total Shareholder Return for the Performance Measurement Period ranks between two of the Perc enti
le Ranks above, then the Performance Multiplier shall be determined by using linear interpolation.

•
Adjusted EBITDA PSUs: A named executive officer must be in a continuous service relationship with us or any of our subsidiaries through December 31, 2026 to vest in any Adjusted EBITDA PSUs that may be credited with respect to the performance period (i.e., January 1, 2024 to December 31, 2026). Given the recent volatility and challenges facing the wind industry, the compensation committee established three, annual Adjusted EBITDA targets for 2024, 2025 and 2026, respectively. The Adjusted EBITDA targets for 2025 and 2026 will be established by the compensation committee on an annual basis during the first quarter of the year. Each named executive officer will be credited for up to 1/3rd of the total shares underlying such PSU award upon achievement of the respective annual Adjusted EBITDA target for such calendar year. For 2024, the compensation committee set a target of $30 million of Adjusted EBITDA for the Adjusted EBITDA PSUs as well as a minimum target of $10 million of Adjusted EBITDA; achieving the minimum target would result in a credit of 50% of the target number of shares underlying the 2024 annual performance period. Our Adjusted EBITDA for the year ended December 31, 2024 was a loss of $38.7 million. As such, none of the shares underlying the Adjusted EBITDA PSUs will be credited to any named executive officer for the 2024 annual performance period. A named executive officer may earn 100% of the Adjusted EBITDA PSUs that were granted only if all three of the Adjusted EBITDA annual targets are met or exceeded.

For a summary and discussion of the vesting provisions of the TSR PSUs and Adjusted EBTIDA PSUs in the event of an executive’s termination of employment in connection with the executive’s death or disability or a change in control of the Company, please see the “Employment, Severance and Change of Control Agreements” section below.
Time-Based Awards
Our compensation committee approved the grant of time-based restricted stock unit awards to the named executive officers as described in the “Grant of Plan-Based Awards for Fiscal Year 2024” section below. Mr. Lavine did not receive time-based restricted stock unit awards due to the planned divestiture of the automotive division and Mr. Stroo did not receive such stock unit awards following his November 2023 hire. These time-based restricted stock unit awards represented approximately 40% of our named executive officers’ annual, long-term equity incentive award opportunity. In March 2024, the Committee granted our named executive officers time-based RSU awards that vest over a three-year period with 25%, 25% and 50% of the restricted stock units vesting on the first, second and third anniversary of the grant date, respectively, subject to the named executive officer’s continued service with the Company through each such date. We believe time-based restricted stock units provide a strong retention incentive for our executive officers and also provide a moderate reward for growth in the value of our common stock.
Given the increasingly competitive environment for high performing and talented employees, our compensation committee elected to grant to Mr. Miller a retention stock option grant of 30,000 shares of our common stock with an exercise price of $3.73 and as further described below in “Grants of Plan-Based Awards for Fiscal Year 2024.” This special stock option award was designed to improve his retention and ensure that he remained focused on our Company’s business and future given the challenges that the wind industry has experienced during the last few years.
Equity Grant Timing
We typically award
new-hire
option and time-based restricted stock unit grants on or soon after a new hire’s employment start date, and periodic annual refresh time-based and performance-based restricted stock unit grants, which refresh grants are typically approved at a meeting of the compensation committee occurring during the first quarter of the calendar year.
Non-employee
directors receive initial option and annual restricted stock unit grants, at the time of a director’s appointment or election to the board of directors and at the time of each annual meeting of our stockholders, respectively. For additional information on our non-employee
director compensation policy see below under the heading, “Director Compensation.” We do not maintain any formal or written policies regarding the timing of awards. However, it is the policy of our board of directors and our compensation committee to not take material non-public
information, or MNPI, into account when determining the timing of equity awards in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is our practice not to time
the release of MNPI based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Benefits and Other Compensation

Other compensation to our executives consists primarily of the broad-based benefits we provide to all full-time employees, including medical, dental and vision insurance, medical and dependent care flexible spending accounts, group life and disability insurance and a 401(k) plan. In designing and structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.

We maintain a tax-qualified retirement plan that provides all regular U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to the applicable annual limits of the Internal Revenue Code of 1986, as amended (the “Code”). Employee elective deferrals are 100% vested at all times. The 401(k) plan allows for matching contributions to be made by us. Effective January 1, 2024, we matched up to 100% of the first 4% of employee contributions to the 401(k) plan.

We generally do not provide perquisites or personal benefits to our named executive officers, other than the payment for our executive officers to obtain an executive physical every two years. We believe offering executive physicals to our executives is beneficial because it ensures that our key executives remain in optimal health and can achieve early identification of potential health risks to our executives.

Severance and Other Termination Arrangements

We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. We included certain provisions for payments and benefits in the event of a termination of employment, including an involuntary termination of employment in connection with a change in control of the Company, in employment agreements and equity award agreements with our named executive officers.

We believe that the severance payments and benefits provided to our executive officers under their employment agreements are appropriate in light of the post-employment compensation protections available to similarly-situated executive officers at companies in our compensation peer group and are an important component of each executive officer’s overall compensation as they help us to attract and retain our key executives who could have other job alternatives that may appear to them to be more attractive absent these protections.

We also believe that the occurrence or potential occurrence of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. In order to encourage them to remain employed with us during an important time when their prospects for continued employment following a change in control transaction are often uncertain, we provide our executive officers with the opportunity to receive certain protections during a change in control protection period. We provide additional payment and benefit protections that have a double trigger. If a change of control occurs and an executive officer is involuntarily terminated by us without cause or if an executive officer voluntarily terminates employment with us for good reason in connection with a change in control of the Company, because we believe that a voluntary termination of employment for good reason is essentially equivalent to an involuntary termination of employment by us without cause. The primary purpose of these double trigger arrangements is to keep our executive officers focused on pursuing potential corporate transactions that are in the best interests of our stockholders regardless of whether those transactions may result in their own job loss.

Upon the death or disability of a named executive officer, in order to assist the executive’s family during such difficult times, we provide for the immediate acceleration of vesting of all time-based restricted stock unit awards and varying treatment of the performance-based restricted stock unit awards, as such termination provisions allow the executive’s family to receive the benefits of the executive’s existing equity incentive arrangements.

To protect the Company’s interests, our executive officers are required to sign a standard form of release prior to receiving any severance payments or benefits under the terms and conditions of their employment agreements with us.

We do not provide excise tax payments (or “gross-ups”) relating to a change in control of the Company and have no such obligations in place with respect to any of our named executive officers.

For detailed descriptions of the post-employment compensation arrangements we maintain with our named executive officers, as well as an estimate of the potential payments and benefits payable to our named executive officers under their post-employment compensation arrangements, see the “Employment, Severance and Change of Control Agreements” section below.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code (“Section 162(m)”) disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid in any fiscal year to certain specified executive officers. Our compensation committee does not necessarily limit executive compensation to that which is or may be deductible under Section 162(m), but considers various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its compensation goals. Our compensation committee believes that our stockholders’ interests are best served if its discretion and flexibility in awarding compensation is not restricted, even though some compensation awards may result in non-deductible compensation expense.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that certain individuals who hold significant equity interests and certain executive officers and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We have not agreed to provide any executive officer, including any named executive officers, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Code.

Section 409A of the Internal Revenue Code

Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Section 409A of the Code may apply to certain severance arrangements, bonus arrangements and equity awards. We aim to structure all of our severance arrangements, bonus arrangements and equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, to comply with the applicable requirements of Section 409A of the Code.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standards Board (“FASB”) ASC Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of the Board, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

Compensation Risk Assessment

We believe that our executive compensation program does not encourage excessive or unnecessary risk taking. As described more fully above, we structure our pay to consist of both fixed and variable compensation, particularly in connection with our pay-for-performance compensation philosophy. We believe this structure motivates our executives to produce superior short-term and long-term results that are in the best interests of the Company and stockholders in order to attain our ultimate objective of increasing stockholder value, and we have established, and our compensation committee endorses, several controls to address and mitigate compensation-related risks. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Stock Ownership Policies

We have a stock ownership policy that applies to our non-employee directors, our Chief Executive Officer and our other executive officers who directly report to our Chief Executive Officer. Our Chief Executive Officer is expected to acquire and maintain shares of our common stock equal to three times the Chief Executive Officer’s base salary and our other executive officers are expected to acquire and maintain shares of our common stock equal to three times their base salaries. Our non-employee directors are expected to acquire and hold the lesser of (i) a number of shares of our common stock equal in value to five times the director’s annual cash retainer for regular service on the Board or (ii) 15,000 shares of our common stock, until such director’s service on the Board ceases. Under the stock ownership policy, (i) executives have five years from the later of May 18, 2022 and their date of hire or promotion, to obtain the expected ownership levels, and (ii) Directors have five years from the later of March 11, 2020 and their date of appointment to the Board to obtain the expected ownership level. For our non-employee directors, we only count directly and beneficially owned shares, shares underlying unvested and vested restricted stock units (either held or deferred) and shares underlying vested and unexercised in-the-money stock options. For our executive officers, we only count directly owned shares, shares of common stock that are restricted with vesting subject only to time-based vesting, restricted stock units that are subject only to time-based vesting, and performance stock units for which performance goals have been achieved and that remain subject to only time-based vesting.

“Clawback” Policy

In November 2023, the Board adopted a Compensation Recovery Policy (the “Clawback Policy”), effective October 2, 2023. The Clawback Policy complies with the SEC’s newly adopted clawback rules as required under the Dodd-Frank Act, and provides that in the event we are required to prepare a “financial restatement” (as defined in the Clawback Policy), we will, subject to certain limited exceptions as described in the Clawback Policy, recover certain incentive based compensation from executive officers, including the named executive officers. Compensation that will be recovered under the Clawback Policy generally includes incentive-based compensation received during the three-year period prior to the “restatement date” (as defined in the Clawback Policy) that exceeds the amount that otherwise would have been received by the executive officer had such compensation been determined based on the restated amounts in the financial restatement. Under the Clawback Policy, “incentive based compensation” includes any cash or equity compensation that is granted, earned, or vested based, in whole or in part, upon the attainment of a financial reporting measure as well as any other equity-based compensation. Additionally, the Clawback Policy permits the Board to recover up to 100% of an executive officer’s incentive-based compensation otherwise subject to the Clawback Policy where the Board determines such executive officer’s wrongdoing or grossly negligent acts or omissions contributed to the circumstances requiring the financial restatement. Our compensation committee believes that the Clawback Policy reflects good standards of corporate governance and reduces the potential for excessive risk taking by our executive officers.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis section with management. Based on such review and discussions, the compensation committee recommended to the Board that this Compensation Discussion and Analysis section be included in this Annual Report and our proxy statement for the year ended December 31, 2024.

Compensation Committee

Paul G. Giovacchini (Chair)

Tyrone M. Jordan

Bavan M. Holloway

EXECUTIVE COMPENSATION

Fiscal year 2024 Compensation Tables

2024 Summary Compensation Table

The following table sets forth the total compensation, for service rendered to us in all capacities, that was awarded to, earned by and paid during the fiscal years ended December 31, 2024, December 31, 2023, and December 31, 2022 for each of our named executive officers.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)		Total ($)
William E. Siwek	2024	921,415	—	472,348	—	204,050	21,891		1,619,704
Chief Executive Officer	2023	891,439	—	1,249,705	—	158,357	15,760		2,315,261
	2022	853,942	—	1,098,430	1,614,000	769,410	14,760		4,350,542

Ryan Miller	2024	535,200	—	135,908	111,900	81,120	15,070		879,198
Chief Financial Officer	2023	514,616	—	471,387	—	59,150	81,057		1,126,210
	2022	288,462	—	374,994	375,002	178,718	4,057		1,221,233

Charles Stroo	2024	500,000	100,000 (6)	—	—	65,000	14,830		679,830
Chief Operating Officer(7)

Steven Fishbach	2024	447,267	—	92,237	—	59,045	16,395		614,944
General Counsel	2023	424,043	—	235,160	—	48,739	19,120		727,062
	2022	411,538	—	619,716	—	241,020	13,470		1,285,744

Jerry Lavine (1)	2024	246,330	—	—	—	—	457,471	(8)	703,801
Former President, Automotive	2023	452,733	—	288,500	—	99,019	20,667		860,919
	2022	439,303	—	1,255,668	—	317,563	13,470		2,026,004

Adan Gossar (1)	2024	367,747	—	50,453	—	—	4,187		422,387
Former Chief Accounting Officer	2023	354,863	—	146,981	—	37,650	12,431		551,925
	2022	344,336	50,000	603,027	—	186,184	10,444		1,193,991

(1)

Mr. Lavine’s employment with the Company was terminated effective June 2024 and Mr. Gossar’s employment with the Company was terminated effective February 2025. Mr. Lavine’s 2024 base salary was pro-rated through his termination date.

(2)

Mr. Stroo did not receive stock awards in 2024 because he received a restricted stock award on his hiring date in November 2023. Mr. Lavine did not receive stock awards in 2024 due to the planned divestiture of the automotive business. The amounts reported represent the aggregate grant date fair value of the restricted stock units (both time and performance based) awarded to the named executive officers, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the aggregate grant date fair values of the restricted stock units reported in this column are set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 20, 2025. The amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by the named executive officers upon vesting and/or settlement of the restricted stock units or the sale of the underlying shares of stock. The grant date fair value of time-based stock awards granted in 2024 were as follows: Mr. Siwek $185,666; Mr. Miller $54,489; Mr. Fishbach $36,325 and Mr. Gossar $19,510. The grant date fair value of performance-based awards granted in 2024 were as follows: Mr. Siwek $286,682; Mr. Miller $81,419; Mr. Fishbach $55,913 and Mr. Gossar $30,942. For the 2024 performance-based restricted stock units, the grant date fair value of such awards was based upon the probable outcome of the performance conditions, which assumed that the highest level of performance conditions will be achieved. Furthermore, the aggregate grant date fair value of the performance-based awards granted in 2024 represent (i) the grant date fair value of 1/3 of the 2022 Adjusted EBITDA PSUs relating to the 2024 performance period, since the annual Adjusted EBITDA target for such performance period was not determined in 2022, but in 2024 (whereas the Adjusted EBITDA targets for the 2022 and 2023 performance periods were previously determined in 2022 and 2023, respectively), (ii) the grant date fair value of 1/3 of the 2023 Adjusted EBITDA PSUs relating to the 2024 performance period, since the annual Adjusted EBITDA target for such performance period was not determined in 2023, but in 2024 (whereas the Adjusted EBITDA target for the 2023 performance period was previously determined in 2023 and the Adjusted EBITDA target for the 2025 performance period will be determined in 2025) and (iii) the grant date fair value of 1/3 of the 2024 Adjusted EBITDA PSUs relating to the 2024 performance period, since only the annual Adjusted EBITDA target for 2024 were determined in 2024 and the Annual EBITDA targets relating to the 2025 and 2026 performance periods will not be determined until 2025 and 2026, respectively.

(3)

The amounts reported represent the aggregate grant date fair value of the options awarded to the named executive officers, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to employment vesting conditions. The assumptions used in calculating the aggregate grant date fair values of the options reported in this column are set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 20, 2025. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by the named executive officers upon exercise of the options or sale of the underlying shares of stock.

(4)	Represents amounts earned under the Bonus Plan for the applicable year, based on achieving the applicable performance objectives set forth in the Bonus Plan.
(5)	The table below, along with the amount in footnote 8 for Mr. Lavine, provides details on all other compensation provided to the named executive officers for fiscal year 2024.

Name	401(k) Match ($)	Annual Physical ($)	Group Term Life Insurance ($)	Long-Term Disability ($)
William E. Siwek	13,800	5,531	1,980	580
Ryan Miller	13,800	—	690	580
Charles Stroo	13,800	—	450	580
Steven Fishbach	13,800	725	1290	580
Jerry Lavine	13,800	4,650	645	580
Adan Gossar	2,917	—	690	580

(6)	Mr. Stroo received the final installment of his one-time sign-on bonus in June 2024.
(7)	Mr. Stroo was not a NEO for 2023 or 2022.
(8)

Amount for Mr. Lavine represents total severance payments equal to 12 months’ base salary that he is entitled to in connection with his termination of employment in June 2024. Mr. Lavine’s unvested restricted stock units were forfeited as of his date of termination.

Grants of Plan-Based Awards for Fiscal Year 2024

The following table sets forth certain information with respect to all plan-based awards granted to our named executive officers during the fiscal year ended December 31, 2024.

Name	Program	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (4)	Option Exercise Price ($)	Grant Date Fair Value of Stock and Option Awards ($)(5)

			Threshold	Target	Maximum	Threshold	Target	Maximum
William E. Siwek	STI		357,088	1,020,250	1,887,463
	RSU	3/18/2024							69,538			185,666
	2022 Adjusted EBITDA PSU	3/18/2024				4.109	8,219					21,944
	2023 Adjusted EBITDA PSU	3/18/2024				6,017	12,034					32,131
	2024 Adjusted EBITDA PSU	3/18/2024				8,692	17,385					46,417
	TSR PSU	3/18/2024				26,077	52,154	78,231				186,190
Ryan Miller	STI		141,960	405,600	750,360
	Options	2/27/2024								30,000	3.73	111,900
	RSU	3/18/2024							20,408			54,489
	2023 Adjusted EBITDA PSU	3/18/2024				2,463	4,927					13,154
	2024 Adjusted EBITDA PSU	3/18/2024				2,551	5,102					13,622
	TSR PSU	3/18/2024				7,653	15,306	22,959				54,642
Charles Stroo	STI		113,750	325,000	601,250
Steven Fishbach	STI		103,328	295,223	546,162
	RSU	3/18/2024							13,605			36,325

	2022 Adjusted EBITDA PSU	3/18/2024				822	1,644					4,389

	2023 Adjusted EBITDA PSU	3/18/2024				1,126	2,252					6,014

	2024 Adjusted EBITDA PSU	3/18/2024				1,701	3,401					9,082

	TSR PSU	3/18/2024				5,102	10,204	15,306				36,428

Jerry Lavine	STI		104,075	297,356	550,109
Adan Gossar	STI		77,936	222,675	411,949
	RSU	3/18/2024							7,307	19,510

	2022 Adjusted EBITDA PSU	3/18/2024				514	1,027			2,743

	2023 Adjusted EBITDA PSU	3/18/2024				704	1,408			3,758

	2024 Adjusted EBITDA PSU	3/18/2024				913	1,827			4,877

	TSR PSU	3/18/2024				2,740	5,480	8,220		19,564

(1)

The amounts shown reflect the threshold, target and maximum cash incentive compensation for our named executive officers, which targets are disclosed in the “Target Incentive Award” column in the “2024 Annual Cash Incentive Program Performance Objectives” section of the Compensation Discussion & Analysis. The actual amounts paid for 2024 are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)

The amounts shown reflect restricted stock units subject to performance-based vesting criteria established by our compensation committee and described in the footnotes to the Outstanding Equity Awards at Fiscal 2024 Year-End table below. There are target, threshold and/or maximum future payouts for performance-based restricted stock units as described in the Individual Compensation Elements-Long Term Incentives section above. For the Adjusted EBITDA PSUs, the target and maximum payouts are the same. For the Adjusted EBITDA PSUs, represents one-third of the 2024 Adjusted EBITDA PSUs relating to the 2024 performance period, one-third of the 2023 Adjusted EBITDA PSUs relating to the 2024 performance period and one-third of the 2022 Adjusted EBITDA PSUs relating to the 2024 performance period. Mr. Stroo did not receive stock awards in 2024 because he received a restricted stock award on his hiring date in November 2023. Mr. Lavine did not receive stock awards in 2024 due to the planned divestiture of the automotive business. Mr. Miller did not receive a 2022 Adjusted EBITDA PSU award because he received a restricted stock award on his hiring date in May 2022.

(3)

The amount shown reflects restricted stock units subject to time-based vesting criteria established by our compensation committee and described in the footnotes to the Outstanding Equity Awards at Fiscal 2024 Year-End table below.

(4)	The amount shown reflects a special, retention stock option award granted to Mr. Miller and described in the footnotes to the Outstanding Equity Awards at Fiscal 2024 Year-End table below.
(5)

The amounts reported represent the aggregate grant date fair value of the equity awards granted to the named executive officers, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the aggregate grant date fair values of the restricted stock units reported in this column are set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 20, 2025. The amounts reported in this column reflect the accounting cost for these equity awards and do not correspond to the actual economic value that may be received by the named executive officers upon vesting, exercise and/or settlement of the awards, as applicable or the sale of the underlying shares of stock. The grant date fair value of time-based stock awards granted in 2024 were as follows: Mr. Siwek $185,666; Mr. Miller $54,489; Mr. Fishbach $36,325 and Mr. Gossar $19,510. The grant date fair value of performance-based awards granted in 2024 were as follows: Mr. Siwek $286,682; Mr. Miller $81,419; Mr. Fishbach $55,913 and Mr. Gossar $30,942. For the 2024 performance-based restricted stock units, the grant date fair value of such awards was based upon the probable outcome of the performance conditions, which assumed that the highest level of performance conditions will be achieved.

Outstanding Equity Awards at Fiscal 2024 Year-End

The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2024.

Name	Grant Date	Option Awards (1)								Stock Awards (1)
		Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have not Yet Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($) (2)
William E. Siwek	5/29/2015	237,600	(3)			10.87	5/29/2025
	3/10/2022							32,875	(4)	62,134
	3/10/2022							8,219	(13)	15,533	16,437	(5)	31,067
	3/10/2022										24,656	(6)	46,600
	9/15/2022	66,667	(3)	133,333	(10)	18	9/15/2032
	3/21/2023							36,102	(7)	68,233
	3/21/2023										36,102	(8)	68,233
	3/21/2023										26,986	(9)	51,004
	3/18/2024							69,538	(7)	131,427
	3/18/2024										52,154	(14)	98,571
	3/18/2024										52,154	(15)	98,571
Ryan Miller	5/23/2022	28,444	(3)	17,066	(11)	14.04	5/23/2032
	5/23/2022							13,354	(12)	25,239
	3/21/2023							14,780	(7)	27,934
	3/21/2023										14,780	(8)	27,934
	3/21/2023										11,048	(9)	20,881
	2/27/2024			30,000	(16)	3.73	2/27/2034
	3/18/2024							20,408	(7)	38,571
	3/18/2024										15,306	(14)	28,928
	3/18/2024										15,306	(15)	28,928
Charles Stroo	11/27/2023							187,500	(12)	354,375
Steven Fishbach	5/29/2015	86,400	(3)			10.87	5/29/2025
	3/10/2022							6,575	(4)	12,427
	3/10/2022							1,644	(13)	3,107	3,287	(5)	6,213
	3/10/2022										4,931	(6)	9,320
	3/21/2023							6,757	(7)	12,771
	3/21/2023										6,757	(8)	12,771
	3/21/2023										5,051	(9)	9,546
	3/18/2024							13,605	(7)	25,713
	3/18/2024										10,204	(14)	19,286
	3/18/2024										10,204	(15)	19,286
Adan Gossar	8/11/2020	80,000	(3)			29.56	8/11/2030
	3/10/2022							4,109	(4)	7,766
	3/10/2022							1,027	(13)	1,942	2,055	(5)	3,883
	3/10/2022										3,082	(6)	5,825
	3/21/2023							4,223	(7)	7,981
	3/21/2023										4,223	(8)	7,981
	3/21/2023										3,157	(9)	5,967
	3/18/2024							7,307	(7)	13,810
	3/18/2024										5,480	(14)	10,357
	3/18/2024										5,480	(15)	10,357
Jerry Lavine (17)

(1)

Each equity award was granted pursuant to the 2015 Plan. Each equity award is subject to certain acceleration of vesting provisions as provided under the 2015 Plan as well as the applicable named executive officer’s employment agreement as described under the “Employment, Severance and Change of Control Agreements” section below. For performance-based restricted stock units, the number of shares and market/payout value represents the target number of performance-based restricted stock units.

(2)	Based on the Company’s closing market price of $1.89 per share on December 31, 2024, the last trading day of the fiscal year ended December 31, 2024.

(3)	Represents fully vested options.
(4)	100% of the restricted stock units vested on March 10, 2025 so long as the named executive officer continuously provided service to us through March 10, 2025.
(5)

1/3 of the performance-based restricted stock units will be credited if the Company achieves each annual Adjusted EBITDA target for 2022, 2023 and 2024 (as established annually by the Board of Directors), respectively; provided that the named executive officer continuously provided service to us through December 31, 2024. The Company achieved 100% of the Adjusted EBITDA target for the 2022 performance period and 0% of the Adjusted EBITDA target for the 2023 and 2024 performance periods. The number of units reflected are those that have not been credited to the named executive as of December 31, 2024. All credited performance-based restricted stock units vested on February 21, 2025.

(6)

The performance-based restricted stock units (“Stock Hurdle PSUs”) will be credited in three tranches: one third each upon achieving a thirty trading day volume-weighted average closing stock price of $21, $27 and $32.50, in each case during the performance period starting on the grant date and ending on December 31, 2024. All credited performance-based restricted stock units will vest on February 21, 2025 provided that the named executive officer continuously provides service to us through December 31, 2024. As of December 31, 2024, none of the stock price hurdles had been achieved and no Stock Hurdle PSUs vested on February 21, 2025.

(7)

25% of the restricted stock units will vest on each of the first and second anniversaries of the awards grant date, with the remaining 50% vesting on the third anniversary of the grant date; provided, that the named executive officer continuously provides service to us through the applicable vesting date.

(8)

1/3 of the performance-based restricted stock units will be credited if the Company achieves each annual Adjusted EBITDA target for 2023, 2024 and 2025 (as established annually by the Board of Directors), respectively; and all credited performance-based restricted stock units will vest on December 31, 2025, provided that the named executive officer continuously provides service to us through December 31, 2025. The Company achieved 0% of the Adjusted EBITDA target for the 2023 and 2024 performance periods. The number of units reflected are those that have not been credited to the named executive as of December 31, 2024.

(9)

100% of the performance-based restricted stock units will vest on December 31, 2025 provided the Company achieves certain total shareholder return milestones; and provided that the named executive officer continuously provides service to us through December 31, 2025.

(10)

1/3 of the shares subject to the option shall vest on March 10, 2024, March 10, 2025 and March 10, 2026, respectively; provided, that the applicable named executive officer remains continuously employed with us through each applicable vesting date.

(11)

Approximately 25% of the shares subject to the option vest on the first anniversary of the grant date, and approximately 6.25% of the shares vest each quarter thereafter, such that 100% of the shares subject to the option will vest on the fourth anniversary of the grant date; provided, that the applicable named executive officer remains continuously employed with us through each applicable vesting date.

(12)

25% of the restricted stock units will vest on each of the first, second, third and fourth anniversaries of the awards grant date; provided, that the named executive officer continuously provides service to us through the applicable vesting date.

(13)

Represents the portion of Adjusted EBITDA performance-based restricted stock units that have been credited to the named executive officer (i.e. applicable Adjusted EBITDA targets were met). The units will vest on February 21, 2025; provided, that the named executive officer continuously provides service to us through the applicable vesting date.

(14)

1/3 of the performance-based restricted stock units will be credited if the Company achieves each annual Adjusted EBITDA target for 2024, 2025 and 2026 (as established annually by the Board of Directors), respectively; and all credited performance-based restricted stock units will vest on December 31, 2026, provided that the named executive officer continuously provides service to us through December 31, 2026. The Company achieved 0% of the Adjusted EBITDA target for the 2024 performance period. The number of units reflected are those that have not been credited to the named executive as of December 31, 2024.

(15)

100% of the performance-based restricted stock units will vest on December 31, 2026 provided the Company achieves certain total shareholder return milestones; and provided that the named executive officer continuously provides service to us through December 31, 2026.

(16)

Approximately 33% of the option shares shall vest on the first anniversary of the grant date set forth above, and thereafter 8.375% of the shares shall vest per quarter on each quarterly anniversary date for the ensuing eight quarters until the 8th ensuing quarter whereby all remaining shares shall vest; provided, that the applicable named executive officer remains continuously employed with us through each applicable vesting date.

(17)	Mr. Lavine’s employment terminated on June 30, 2024, at which time all outstanding, unvested equity awards were forfeited.

Option Exercises and Stock Vested in Fiscal Year 2024 Table

The following table sets forth, for each of the named executive officers, information with respect to the exercise of stock options and the vesting of restricted stock units during the year ended December 31, 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
William E. Siwek	—	—	26,843	81,306
Ryan Miller	—	—	11,605	42,438
Charles Stroo	—	—	62,500	125,000
Steven Fishbach	—	—	116,180	368,688
Jerry Lavine	—	—	48,711	154,141
Adan Gossar	—	—	95,668	303,746

(1)

The value realized on vesting is based on the closing market price per share of our common stock on the Nasdaq Global Market on the vesting date, multiplied by the number of restricted stock units that vested.

Employment, Severance and Change of Control Agreements

The material terms of the employment agreements with our named executive officers are summarized below.

William E. Siwek. In May 2020, we entered into a second amended and restated employment agreement with Mr. Siwek for the position of President and Chief Executive Officer. Mr. Siwek’s 2024 base salary was $927,500, which is subject to review and adjustment in accordance with Company policy. During 2024, Mr. Siwek was eligible for an annual incentive bonus targeted at 110% of his base salary. Mr. Siwek is also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Ryan Miller. In May 2022, we entered into an employment agreement with Mr. Miller for the position of Chief Financial Officer. Mr. Miller’s 2024 base salary was $540,801, which is subject to review and adjustment in accordance with Company policy. During 2024, Mr. Miller was eligible for an annual incentive bonus targeted at 75% of his base salary. Mr. Miller was also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Charles Stroo. In November 2023, we entered into an employment agreement with Mr. Stroo for the position of Chief Operating Officer, Wind. Mr. Stroo’s 2024 base salary was $500,000, which is subject to review and adjustment in accordance with Company policy. During 2024, Mr. Stroo was eligible for an annual incentive bonus targeted at 65% of his base salary. Mr. Stroo was also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Steven Fishbach. In 2022, we entered into an amended and restated employment agreement with Mr. Fishbach for the position of General Counsel and Secretary. Mr. Fishbach’s 2024 base salary was $454,189, which is subject to review and adjustment in accordance with Company policy. During 2024, Mr. Fishbach is eligible for an annual incentive bonus targeted at 65% of his base salary. Mr. Fishbach is also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Jerry Lavine. In June 2021, we entered into an employment agreement with Mr. Lavine for the position of President, Automotive. Mr. Lavine’s 2024 base salary was $457,471, which was subject to review and adjustment in accordance with Company policy. Mr. Lavine was eligible for an annual incentive bonus targeted at 65% of his base salary. Mr. Lavine was also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans. Mr. Lavine’s employment was terminated in June 2024 and we executed a Separation Agreement and Release of Claims as contemplated by his employment agreement. Accordingly, he is receiving the contractual severance benefits to which he is entitled, consisting of severance equal to 12 months of his base salary (for an aggregate equal to $457,471). Mr. Lavine did not elect a continuation of health benefits.

Adan Gossar. In July 2020, we entered into an employment agreement with Mr. Gossar for the position of Chief Accounting Officer. Mr. Gossar’s 2024 base salary was $371,126, which was subject to review and adjustment in accordance with Company policy. During 2024, Mr. Gossar was eligible for an annual incentive bonus targeted at 60% of his base salary. Mr. Gossar was also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans. Mr. Gossar resigned from the Company in February 2025.

Pursuant to the employment agreements, each of Messrs. Siwek, Miller, Stroo, Fishbach, Lavine and Gosar are subject to standard confidentiality and nondisclosure, assignment of intellectual property work product and post-termination noncompetition and non-solicitation of employees, consultants and customers covenants.

Involuntary Termination of Employment Not in Connection with a Change of Control. Pursuant to the employment agreements, in the event the applicable named executive officer is terminated by us without “cause” (as defined in such executive’s employment agreement) or the named executive officer resigns for “good reason” (as defined in such executive’s employment agreement), in each case subject to the delivery of a fully effective release of claims and continued compliance with applicable restrictive covenants, the named executive officer will be entitled to (i) a cash severance payment equal to 200% of the base salary for Mr. Siwek payable in 24 monthly installments, 100% of the base salaries for Messrs. Miller, Stroo, Fishbach and Lavine payable in 12 monthly installments, and 50% of the base salary for Mr. Gossar payable in 6 monthly installments, and (ii) if the named executive officer elects to continue health benefits coverage, then 24 monthly cash payments equal to our monthly contribution for health insurance for Mr. Siwek, 12 monthly cash payments equal to our monthly contribution for health insurance for Messrs. Miller, Stroo, Fishbach and Lavine, and 6 monthly cash payments equal to our monthly contribution for health insurance for Mr. Gossar.

Involuntary Termination of Employment in Connection with a Change of Control. In the event a named executive officer is terminated by us without cause or resigns for good reason, in each case within 12 months following a change in control (as defined in such executive’s employment agreement), subject to the delivery of a fully effective release of claims and continued compliance with applicable restrictive covenants, the named executive officer will not be entitled to the severance benefits described above, but will instead be entitled to the following: (i) a lump sum cash severance payment equal to 200% of the base salary and annual target bonus of Mr. Siwek, and 100% of the base salaries and annual target bonuses of each of the other named executive officers, (ii) if the named executive officer elects to continue health benefits coverage, up to 24 monthly cash payments equal to our monthly contribution for health insurance for Mr. Siwek, and up to 12 monthly cash payments equal to our monthly contribution for health insurance for any of the other named executive officers, (iii) the prorated portion of the annual target bonus for the current calendar year that the named executive officer would have been paid if he had remained employed through the applicable calendar year; and (iv) for all outstanding and unvested equity awards of the Company subject to time-based vesting held by the executives, full accelerated vesting of such awards, with a post-termination exercise period, if applicable, of one year.

With respect to TSR PSUs, in the event of a “change in control” (as defined in the applicable award agreement), the compensation committee shall determine the number of TSR PSUs credited by multiplying the named executive officer’s target award by the performance multiplier, which is determined based on the Company’s total shareholder return percentile rank amongst the companies in the defined index during the period starting on January 1st of the year the award was granted through the change of control date, and such earned award shall become vested on the last day of the performance measurement period, subject to the named executive officer’s continuous service through such date. If in the change in control: (i) outstanding equity awards will be assumed, substituted or continued by the Company or its successor, and the named executive officer is (A) terminated by the Company or successor for any reason other than for “cause,” death or disability or (B) the named executive officer resigns for “good reason”, in either case within 12 months following the change in control and prior to the applicable vesting date; or (ii) outstanding equity awards will not be assumed, substituted or continued by the Company or its successor, then the TSR PSUs that were credited as of the day prior to the change in control will be deemed immediately vested on the date of such termination or change in control, as applicable.

With respect to our Adjusted EBITDA PSUs outstanding on 12/31/24, in the event of a “change in control” (as defined in the applicable award agreement) prior to the last day of the applicable performance period, a number of Adjusted EBITDA PSUs equal to (i) the number of Adjusted EBITDA PSUs that would be earned with respect to the maximum level of Adjusted EBITDA achievement for the performance period in which the change in control occurs plus (ii) any Adjusted EBITDA PSUs earned in respect of Adjusted EBITDA achievement in the prior performance periods will become eligible to vest on the last day of the applicable three-year performance period, subject to the named executive officer’s continuous service through such date; provided, that if in connection with the change in control, (i) outstanding equity awards are or will be assumed, substituted or continued by the Company or its successor, and the applicable named executive officer is (A) terminated by the Company or successor for any reason other than for “cause” (as defined in the award agreement), or (B) the applicable named executive officer resigns for “good reason” (as defined in the award agreement), in either case within 12 months following the change in control and prior to the last day of the last yearly measurement period or (ii) outstanding equity awards are or will not be assumed, substituted or continued by the Company or its successor, then in either case, such earned Adjusted EBITDA PSUs shall immediately become vested on the date of such termination or change in control, as applicable.

With respect to Stock Hurdle PSUs, in the event of a “change in control” (as defined in the applicable award agreement), any Stock Hurdles that have been both achieved and credited as of the day prior to the change in control will become eligible to vest on the applicable vesting date; provided, that if in the change in control (i) outstanding equity awards will be assumed, substituted or continued by the Company or its successor, and the applicable named executive officer is terminated by the Company or successor without “cause” (as defined in the award agreement) or resigns for “good reason” (as defined in the award agreement), in either case within 12 months following the change in control and prior to the applicable vesting date or (ii) outstanding equity awards will not be assumed, substituted or continued by the Company or its successor, then the Stock Hurdle PSUs that were credited as of the day prior to the change in control will be deemed immediately vested on the date of such termination or change in control, as applicable.

Termination upon Death or Disability. If a named executive officer’s employment is terminated due to death or “disability” (as defined in the applicable award agreement), any TSR RSUs that have not vested as of such date shall automatically and without notice terminate and be forfeited unless the compensation committee otherwise determines, in its sole discretion, within three months following the date of termination, to accelerate all or any portion of such unvested TSR RSUs, and neither the named executive officer nor any of his or her successors, heirs, assigns, or personal representatives will thereafter have any further rights or interests in any unvested TSR RSUs.

If a named executive officer’s employment is terminated due to death or “disability” (as defined in the applicable performance-based restricted stock unit award agreement), any Stock Hurdle PSUs credited as of such date will be deemed immediately vested on such date.

If a named executive officer’s employment is terminated due to death or “disability” (as defined in the applicable award agreement), all unvested time-based RSUs will be deemed immediately vested on such date.

If a named executive officer’s employment is terminated due to death or “disability” (as defined in the applicable award agreement), a pro-rata portion (based on days of service during the current performance period) of the Adjusted EBITDA PSUs assuming the maximum level of performance is achieved during the current performance period plus any Adjusted EBITDA PSUs earned in prior performance periods will be deemed immediately vested on such date.

The Company may terminate each named executive officer’s employment for cause by a vote of the Board at a meeting of the Board called and held for such purpose.

The payments and benefits provided under the employment agreements in connection with a change in control may not be eligible for federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to each named executive officer in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to the executive.

The following table presents information concerning estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers serving as of the end of the fiscal year ending December 31, 2024. The payments and benefits set forth below are estimated assuming that the termination or change in control event occurred on the last day of our fiscal year ending December 31, 2024. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

Name	Death/Disability ($) (1)		Involuntary Termination of Employment Not in Connection with a Change in Control ($) (2)		Involuntary Termination of Employment in Connection with a Change in Control ($) (3)
William E. Siwek
Cash severance			1,870,980	(4)	3,619,600	(5)
Continued benefits			40,611	(6)	40,611	(6)
Equity acceleration	348,461	(13)			348,461	(7)

Total	348,461	(13)	1,911,591		4,008,672

Ryan Miller
Cash severance			520,000	(8)	946,402	(9)
Continued benefits			20,298	(10)	20,298	(10)
Equity acceleration	110,699	(13)			110,699	(7)

Total	110,699	(13)	540,298		1,077,399

Charles Stroo
Cash severance			500,000	(8)	825,000	(9)
Continued benefits			7,394	(10)	7,394	(10)
Equity acceleration	354,375				354,375	(7)

Total	354,375		507,394		1,186,769

Steven Fishbach
Cash severance			457,470	(8)	754,825	(9)
Continued benefits			12,956	(10)	12,956	(10)
Equity acceleration	67,809				67,809	(7)

Total	67,809		470,426		835,590

Adan Gossar (14)
Cash severance			185,563	(11)	539,802	(9)
Continued benefits			9,705	(12)	19,409	(10)
Equity acceleration	39,554				39,554	(7)

Total	39,554		204,972		598,765

(1)

If a named executive officer’s service is terminated due to death or disability, any Stock Hurdle PSUs credited as of such date will be deemed immediately vested on such date. For any Adjusted EBITDA PSUs, if named executive officer’s service with the Company is terminated due to death or disability the following amounts will be deemed immediately vested on such date: (i) a pro-rata portion of the Adjusted EBITDA PSUs assuming the maximum level of performance of the current sub-performance period is achieved (based on days of service during the sub-performance period) and (ii) any Adjusted EBITDA PSUs earned for prior sub-performance measurement periods. If a named executive officer’s employment is terminated due to death or disability, any TSR PSUs that have not vested as of such date shall automatically and without notice terminate and be forfeited. If a named executive officer’s employment is terminated due to death or disability, all unvested time-based RSUs will be deemed immediately vested on such date. Assuming that the named executive officer is terminated due to death or disability on December 31, 2024, then (A) none of the Stock Hurdle PSUs would be deemed vested because the Company did not achieve the underlying performance targets, (B) 1/3 of the 2022 Adjusted EBITDA PSUs would be deemed vested because the Company achieved the target for the 2022 sub-performance measurement period, and (C) 1/3 of the 2022 Adjusted EBITDA PSUs, 2023 Adjusted EBITDA PSUs, and 2024 Adjusted EBITDA PSUs related to the 2024 sub-performance period would be deemed vested assuming maximum level of performance for such period. The target for the 2023 sub-performance period was not met and 1/3 of the 2022 Adjusted EBITDA PSUs, 2023 Adjusted EBITDA PSUs, and 2024 Adjusted EBITDA PSUs, related to such period would not be deemed vested.

(2)

“Involuntary termination” means a termination without cause or for good reason, and “not in connection with a change in control” means outside of the change in control period (i.e., not within 12 months following a change in control). There is no acceleration of vesting resulting from an involuntary termination not in connection with a change in control.

(3)

“Involuntary termination” means a termination without cause or for good reason, and “in connection with a change in control” means within the change in control period (i.e., within 12 months following a change in control).

(4)	Represents twenty-four months of our Chief Executive Officer’s annual base salary.

(5)	Represents twenty-four months of our Chief Executive Officer’s annual base salary and two times our Chief Executive Officer’s bonus target.
(6)

Represents twenty-four months of our contribution towards COBRA health insurance, based on our actual costs to provide health insurance to the applicable named executive officer immediately prior to termination.

(7)

Upon a change of control, vesting of equity accelerates as to 100% of the total number of shares underlying outstanding and unvested stock options, RSUs, credited Adjusted EBITDA PSUs, credited Stock Hurdle PSUs, credited TSR PSUs, and the number of Adjusted EBITDA PSUs corresponding to the sub-performance period in which the change of control occurs assuming maximum level of performance for such sub-period. Assuming that the named executive officer is terminated in connection with a change of control on December 31, 2024, then (A) 1/3 of the 2022 Adjusted EBITDA PSUs would be deemed vested because the Company achieved the target for the 2022 sub-performance measurement period and (B) 1/3 of the 2022 Adjusted EBITDA PSUs, 2023 Adjusted EBITDA PSUs, and 2024 Adjusted EBITDA PSUs related to the 2024 performance period would be deemed vested assuming maximum level of performance for such period.

(8)	Represents 12 months of base salary.
(9)	Represents lump sum payment equal to 100% of annual base salary and 100% of the annual target bonus.
(10)	Represents 12 months of contributions for health insurance.
(11)	Represents 6 months of base salary.
(12)	Represents 6 months of contributions for health insurance .
(13)

The amounts do not include 133,333 and 47,066 outstanding, unvested options to purchase common shares held by Messrs. Siwek and Miller, respectively, as the strike price associated with these options is greater than the Company’s closing market price on December 31, 2024, the last trading day of the fiscal year ended December 31, 2024.

(14)	Mr. Gossar’s employment with us ended in February 2025 and he did not receive any severance payments, continued benefits or equity acceleration in connection with his termination.

CEO Pay Ratio

Our CEO pay ratio was calculated in compliance with the requirements set forth in Item 402(u) of Regulation S-K. Mr. Siwek’s total annual compensation was $1,619,704 in 2024.

For purposes of identifying our median employee, we considered the total of 2024 base salary, any cash bonuses earned for 2024 and the grant date fair market value, calculated in accordance with FASB ASC Topic 718, of any equity awards granted in 2024 for all employees, excluding the CEO, across the globe who were employed on December 31, 2024. We annualized compensation for permanent (full time and part time) employees who joined mid-year. No countries were excluded from the calculation, and we did not make any cost-of-living adjustments. Pay figures were converted from local currencies to U.S. dollars. Based on our analysis, the median employee is a full-time production operator in Mexico. The individual’s total annual compensation was $15,131, calculated using the same methodology we used for our named executive officers in our 2024 Summary Compensation Table. Accordingly, our CEO to median employee pay ratio is 107:1.

For a fuller understanding of our pay practices, we are disclosing the CEO’s pay in relation to the median U.S. employee. We believe this supplemental information provides additional context for our workforce and compensation levels. Based on a similar analysis, the median U.S. employee’s total compensation was $93,253 in 2024, calculated using the same methodology we used for our named executive officers in our 2024 Summary Compensation Table, and is a Manufacturing Engineer in Warren, Rhode Island. The CEO to median U.S. employee pays ratio is 17:1.

Director Compensation

In June 2023, we implemented our third amended and restated Non-Employee Director Compensation Policy. The following table provides a summary of the compensation provided to our directors under the third amended and restated Non-Employee Director Compensation Policy:

Board of Directors	Annual Fee
All non-employee members	$80,000

Additional Annual Fees
Chairperson of the board of directors	$65,000
Lead independent director	$25,000
Audit committee chair	$20,000

Additional Annual Fees
Audit committee member	$12,500
Compensation committee chair	$15,000
Compensation committee member	$7,500
Nominating and corporate governance committee chair	$12,500
Nominating and corporate governance committee member	$7,500

In addition, upon initial appointment to the Board, each non-employee director will receive an option award with a grant date fair value of $60,000, which will vest annually over four years (25% per year), subject to the director continuing to be a service provider to us through each applicable vesting date. On the date of each annual meeting of stockholders, each non-employee director who will continue as a member of the Board following such annual meeting of stockholders will be entitled to receive a restricted stock unit award with a grant date fair value of approximately $135,000 (the “annual grant”), which award will vest in full on the earlier of the first anniversary of the grant date or the next annual meeting of stockholders, subject to the director continuing to be a service provider to us through the vesting date. If a non-employee director joins the Board on a date other than the date of our annual meeting of stockholders, then, upon joining the Board, such director will be entitled to receive a pro-rata portion of the annual grant based on the time between such director’s appointment and the next annual meeting of stockholders, on the first eligible grant date following such director’s appointment to the Board.

In the event of a “sale event” (as defined in the 2015 Plan), the then-outstanding and unvested equity awards held by the non-employee directors that were granted pursuant to the amended and restated non-employee director compensation policy will become 100% vested.

We reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board or any committee thereof.

The third amended and restated non-employee director compensation policy also provides that, pursuant to the 2015 Plan, the aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director in a calendar year will not exceed $750,000 (or such other limit as may be set forth in the 2015 Plan or any similar provision of a successor plan).

Non-Employee Directors’ Deferred Compensation Program

In February 2024, we implemented a Non-Employee Directors’ Deferred Compensation Program to offer our non-employee directors the ability to defer the receipt of any restricted stock units granted to them from annual grants under the 2015 Plan. In advance of an award of restricted stock units and in compliance with the program’s requirements, a non-employee director may elect to defer the receipt of all of his or her restricted stock units until the earliest of (i) the date such non-employee director ceases to serve as a member of our board of directors and incurs a separation from service; (ii) the consummation of a “sale event”; (iii) the non-employee director’s death; or (iv) the date of non-employee director experiences a disability (such earliest date, the “Payment Event”). Upon the vesting of the restricted stock units, any amounts that would otherwise have been paid in shares of our common stock will be converted into deferred stock units (“DSUs”) on a one-to-one basis and credited to the non-employee director’s deferral account. The DSUs will be paid in shares of our common stock on a one-to-one basis in a single lump sum (and will cease to be held in the non-employee director’s deferred account) as soon as practicable, but in no event later than 30 days, following the Payment Event.

The following table presents the total compensation for each person who served as a member of the Board during the fiscal year ended December 31, 2024. William E. Siwek, who is our Chief Executive Officer, was an employee during the fiscal year ended December 31, 2024 and received no additional compensation for his service as a member of the Board. The compensation received by Mr. Siwek, as a named executive officer of the Company, is presented in the “Executive Compensation – Summary Compensation Table.”

Director Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards (2)($)	Total ($)
Steven C. Lockard	145,000	135,000	—	280,000
Paul G. Giovacchini	127,500	135,000	—	262,500
Jayshree S. Desai	112,500	135,000	—	247,500
Philip J. Deutch (3)	43,750	—	—	43,750
James A. Hughes	96,250	135,000	—	231,250
Tyrone M. Jordan	95,000	135,000	—	230,000
Bavan M. Holloway	100,000	135,000	—	235,000
Linda P. Hudson (3)	50,000	—	—	50,000
Andrew Moir (3)	—	—	—	—
Edward C. Hall	50,000	135,000	60,000	245,000
Jennifer Lowry	23,125	67,500	60,000	150,625

(1)

As of December 31, 2024, Messrs. Jordan and Hall and Mses. Desai, Holloway, and Lowry had outstanding options to purchase an aggregate of 6,440 shares, 16,261 shares, 5,790 shares, 4,751 shares and 37,268 shares of our common stock outstanding, respectively. Messrs. Lockard and Deutch had no outstanding options as of December 31, 2024. As of December 31, 2024, Messrs. Giovacchini, and Hughes each had options to purchase an aggregate of 18,000 shares of our common stock outstanding. As of December 31, 2024, Ms. Hudson and Mr. Moir did not hold any outstanding options. In addition, as of December 31, 2024, Mses. Desai and Holloway each had 30,134 restricted stock units outstanding. Each of Messrs. Lockard, Giovacchini, Hughes, and Jordan elected to defer a portion of the restricted stock units issued pursuant to each of their 2024 annual grants. As of December 31, 2024, Messrs. Lockard, Hughes and Jordan had 30,134 deferred stock units outstanding and did not hold any restricted stock units, and Mr. Giovacchini had 15,067 deferred stock units and 15,067 restricted stock units outstanding. As of December 31, 2024, Mr. Hall and Ms. Lowry had 27,273 and 31,840 restricted stock units outstanding, respectively. As of December 31, 2024, Mses. Hudson and Messrs. Moir and Deutch did not hold any restricted stock units.

(2)

The amounts reported represent the aggregate grant date fair value of the restricted stock units and options, as applicable, awarded to the directors, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the aggregate grant date fair values of the restricted stock units and options, as applicable, set forth in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K as filed with the SEC on February 20, 2025. The amounts reported in this column reflect the accounting cost for these restricted stock units or options, as applicable, and do not correspond to the actual economic value that may be received by the directors upon vesting, exercise and/or settlement of the restricted stock units or options, as applicable, or the sale of the underlying shares of stock. Ms. Lowry received a pro-rata portion of the annual grant based on the time between Ms. Lowry’s appointment and the next annual meeting of stockholders.

(3)

Mr. Deutch was appointed to the Board in October 2007 and resigned from the Board in May 2024. Ms. Hudson was appointed to the Board in August 2020 and resigned from the Board in May 2024. Mr. Moir was appointed to the Board in June 2022 and resigned from the Board in January 2024. Upon resignation from the Board by Mr. Deutch, Mr. Moir and Ms. Hudson: (i) all outstanding, unvested options and restricted stock units held by them were forfeited; and (ii) all outstanding, vested options held by them expired six months after their respective date of resignation.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee has been an officer or employee of our Company during the last fiscal year. None of our executive officers currently serve, or in the past year have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the Board or compensation committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2025 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.

We have determined beneficial ownership in accordance with the rules of the SEC, and therefore it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options, restricted stock units and performance-based restricted stock units outstanding as of April 1, 2025 that were exercisable or issuable or will become exercisable or issuable within 60 days of April 1, 2025 to be outstanding and to be beneficially owned by the person holding the options, restricted stock units or performance-based restricted stock units for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

We have based percentage ownership of our common stock on 48,650,014 shares of our common stock outstanding as of April 1, 2025.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
William E. Siwek (1)	639,718	1.3%
Ryan Miller (2)	92,847	*
Steve Fishbach (3)	208,378	*
Charles Stroo (4)	43,718	*
Adan Gossar (5)	153,590	*
Jerry Lavine (6)	51,627	*
Steven C. Lockard (7)	472,007	*
Jayshree S. Desai (8)	75,351	*
James A. Hughes (9)	93,495	*
Tyrone M. Jordan (10)	70,458	*
Paul G. Giovacchini (11)	120,957	*
Bavan M. Holloway (12)	48,514	*
Edward Hall (13)	38,338	*
Jennifer Lowry (14)	31,840	*
All directors and executive officers as a group (14 persons)	2,140,838	4.4%

5% Stockholders:
Investment funds and entities affiliated with:
Dere Construction (15)	11,999,541	24.7%
Oaktree (16)	4,600,642	9.5%
Blackrock, Inc. (17)	3,337,357	6.9%
The Vanguard Group (18)	2,443,551	5.0%

*	Less than one percent (1%).

(1)	Consists of 268,785 shares of common stock and an option to purchase 370,933 shares of common stock.
(2)

Consists of 39,624 shares of common stock, an option to purchase 41,188 shares of common stock, 6,678 restricted stock units vesting within 60 days of April 1, 2025, and 5,357 options to purchase common stock vesting within 60 days of April 1, 2025.

(3)	Consists of 121,978 shares of common stock and an option to purchase 86,400 shares of common stock.
(4)	Consists of 43,718 shares of common stock.
(5)	Consists of 73,590 shares of common stock and an option to purchase 80,000 shares of common stock. Mr. Gossar ended his employment in February 2025.
(6)	Consists of 51,627 shares of common stock.
(7)	Consists of 441,873 shares of common stock and 30,134 of restricted stock units vesting within 60 days of April 1, 2025.
(8)	Consists of 39,427 shares of common stock, an option to purchase 5,790 shares of common stock and 30,134 restricted stock units vesting within 60 days of April 1, 2025.
(9)	Consists of 45,361 shares of common stock, an option to purchase 18,000 shares of common stock and 30,134 restricted stock units vesting within 60 days of April 1, 2025.
(10)	Consists of 33,884 shares of common stock, an option to purchase 6,440 shares of common stock and 30,134 restricted stock units vesting within 60 days of April 1, 2025.
(11)	Consists of 72,823 shares of common stock, an option to purchase 18,000 shares of common stock, and 30,134 restricted stock units vesting within 60 days of April 1, 2025.
(12)	Consists of 13,629 shares of common stock, an option to purchase 4,751 shares of common stock, and 30,134 restricted stock units vesting within 60 days of April 1, 2025.
(13)	Consists of 7,000 shares of common stock, 30,134 restricted stock units vesting within 60 days of April 1, 2025 and 4,065 options to purchase common stock vesting within 60 days of April 1, 2025.
(14)	Consists of 31,840 restricted stock units vesting within 60 days of April 1, 2025.
(15)

Consists of 4,407,232 shares of common stock held by Dere Construction Taahhut A.S., 7,592,209 shares of common stock held by Zeki Bora Turan, and 100 shares held by Alp Kirmizioglu (collectively, “Dere Construction”). The principal business address of each of Dere Construction and Mr. Turan is Akdeniz Mah, Cumhuriyet Bulvari, Bulvar Is Hani 109/27, 35210 Konak, Izmir Turkey. The principal business address of Mr. Kirmizioglu is 5605 Glenridge Dr. NE Suite 800, Atlanta, GA 30342.

(16)

Consists of 4,600,642 shares of common stock held by OPPS TPIC Holdings, LLC, Oaktree Power Opportunities Fund V Holdings, LP and Oaktree Phoenix Investments Fund, LP (collectively, “Oaktree”). The address for Oaktree is 333 South Grand Ave., 28th Floor, Los Angeles, CA 90071.

(17)	Consists of 3,337,357 shares of common stock held by Blackrock, Inc. The address for Blackrock, Inc. is 50 Hudson Yards, New York, New York 10001.
(18)	Consists of 2,443,551 shares of common stock held by The Vanguard Group. The address for The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.

Equity Compensation Plan Information

The following table presents information as of December 31, 2024 for our equity compensation plans approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining. available for future issuance under equity compensation plans (Excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (2)	1,179,966	$14.48	2,423,276	(3)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,179,966	$14.48	2,423,276

(1)

Reflects the weighted-average exercise price of 1,212,503 stock options outstanding as of December 31, 2024, under the 2015 Plan. Restricted stock units do not have exercise prices and are not included in the calculation.

(2)	Includes the 2015 Plan.
(3)

The 2015 Plan provides that the number of shares available for issuance under the 2015 Plan shall be cumulatively increased each January 1, beginning January 1, 2016, and ending on (and including) January 1, 2025 by up to 4% of the outstanding shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by or our compensation committee or our Board in its sole discretion (the “Evergreen Provision”). The number of shares available under the Plan on January 1, 2025 increased by 4% of the outstanding shares of common stock as of December 31, 2024 pursuant to the Evergreen Provision. The shares underlying any awards under the 2015 Plan that are forfeited, canceled, held back to cover the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without issuance of stock or otherwise terminated (other than by exercise) will be added into the 2015 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Other than the transactions discussed below and the compensation agreements, equity compensation policies, grants of certain equity awards and other arrangements which are discussed above in the “Executive Compensation” section in 2024, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party for which the amount involved exceeds or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Other Transactions

We have granted stock options and other equity awards to our executive officers and our directors. See the sections titled “Outstanding Equity Awards at Fiscal 2024 Year-End” and “Director Compensation” for a description of these options and equity awards.

We have entered into arrangements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits.

Indemnification of Officers and Directors

Our Certificate of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to the Company or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or

•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, we have adopted amended and restated by-laws which provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated by-laws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise. Our amended and restated by-laws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

We have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the Delaware General Corporation Law. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

The limitation of liability and indemnification provisions that are included in our Certificate of Incorporation, amended and restated by-laws, and in indemnification agreements that we enter into with our directors and executive officers may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law.

Certain of our non-employee directors may, through their relationships with their employers or affiliated entities, be insured or indemnified against certain liabilities incurred in their capacity as members of the Board. In our indemnification agreements with these non-employee directors, we have agreed that our indemnification obligations will be primary to any such other indemnification arrangements.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Commercial Agreements related to the Company’s Facilities in Türkiye

The Company entered into a lease agreement with Dere Construction Taahhut A.S. (“Dere Construction Co”) for the construction and rental of a manufacturing facility in Izmir, Türkiye. This lease agreement first commenced in 2015 and continues for a term through April 30, 2028, and includes various options to renew. In February 2025, Dere Construction Co reported that it had acquired 10,530,890 shares of our common stock as of December 31, 2024, and 4,466,640 shares as of December 31, 2023, respectively. Rent paid by the Company to Dere Construction Co was $6.8 million, $6.6 million and $6.3 million for each of the years ended December 31, 2024, 2023 and 2022.

In addition, during the year ended December 31, 2023, the Company entered into an agreement with Dere Construction Co for the procurement and installation of two wind turbine generators to power one of our facilities in Türkiye with renewable energy. The Company paid Dere Construction Co $1.0 million and $15.0 million during the years ended December 31, 2024 and 2023, respectively, related to the agreement.

Procedures for Approval of Related Party Transactions

The audit committee of the Board has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members. Our audit committee charter provides that the audit committee shall review and approve or disapprove any related party transactions.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance-Corporate Governance and Board Structure” and “Item 10. Directors, Executive Officers and Corporate Governance-Board Committees.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

We have adopted a policy under which the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. As part of its review, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board. The audit committee pre-approved all services performed since the pre-approval policy was adopted. This policy is set forth in our audit committee’s charter, which is available on our website at https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html.

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table sets forth the fees billed by KPMG for audit, audit-related, tax and all other services rendered for fiscal years 2023 and 2024:

Fee Category	2023	2024
Audit Fees	$2,735,000	$3,068,500
Audit-Related Fees	$55,000	$—
Tax Fees	$547,000	$547,400
All Other Fees	$—	$—

Total Fees	$3,337,000	$3,615,900

Audit Fees. Consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. The amount for the 2023 Audit Fees category has been updated to reflect out-of-pocket costs incurred and billed by KPMG in connection with providing professional audit services.

Audit-Related Fees. Consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our consolidated financial statements and were not reported above under “Audit Fees.”

Tax Fees. Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns and were approved by the audit committee.

All Other Fees. Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above, of which there were none in 2023 or 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

All financial statements and schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 20, 2025.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Index

Number	Description

2.1	Stock Purchase Agreement, among TPI Composites, Inc., Composite Solutions, Inc., TPI, Inc.,and CCI Global Water Fund LP, dated June 17, 2024 (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2024)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

3.2	Third Amended and Restated By-laws of the Registrant as currently in effect (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on May 19, 2022)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

4.2	Third Amended and Restated Investor Rights Agreement by and among the Registrant and the investors named therein, dated June 17, 2010, as amended (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

4.3	Form of senior indenture, to be entered into between the Registrant and the trustee designated therein (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220307) filed on September 1, 2017)

4.4	Form of subordinated indenture, to be entered into between the Registrant and the trustee designated therein (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-220307) filed on September 1, 2017)

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934 (incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 2, 2020)

4.6	Indenture, dated as of March 3, 2023, between TPI Composites, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023)

4.7	Form of 5.25% Convertible Senior Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023).

10.1‡	2008 Stock Option and Grant Plan, as amended by Amendment No. 1, dated August 14, 2008 and Amendment No. 2, dated December 30, 2008, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.2‡	Amended and Restated 2015 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.3†	Supply Agreement between General Electric International, Inc. and TPI Mexico III, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on December 30, 2020)

10.4†	Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 18, 2013, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on December 30, 2020)

10.5†	First Amendment to Supply Agreement between General Electric International, Inc. and TPI Mexico, LLC, entered into as of October 4, 2016 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on December 30, 2020)

10.6	Lease between TPI Iowa, LLC and Opus Northwest L.L.C., dated November 13, 2007, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.7	Sixth Amendment to Lease between TPI Iowa, LLC and ILPT Newton Iowa, LLC, dated October 10, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on November 3, 2022)

10.8	Commencement Date Memorandum between TPI Iowa LLC and Opus Northwest, L.L.C., entered into as of July 25, 2008 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.9	Lease between TPI Kompozit Kanat Sanayi ve Ticaret A.S. and Med Union Containers A.S., dated March 16, 2012 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.10	Lease between the Registrant (f/k/a LCSI Holding, Inc.) and Gainey Center II LLC, dated June 12, 2007, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.11	Lease between TPI, Inc. (f/k/a TPI Composites, Inc.) and Borden & Remington Fall River LLC, dated as of December 1, 2008, as superseded by Standard Industrial Lease between TPI, Inc. and Borden & Remington Fall River LLC, dated June 28, 2010, as amended (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.12	Lease between Composite Solutions, Inc. and TN Realty, LLC, dated September 30, 2004, as amended (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.13	Lease between TPI-Composites S. de R.L. de C.V. and Deutsche Bank México, S.A. Institución de Banca Múltiple, Division Fiduciaria, as Trustee of Trust F/1638, dated April 15, 2013, as amended (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.14	Amendment Agreement, among Macquarie Mexico Real Estate Management S.A. de. C.V., TPI-Composites, S. de R.L. de C.V. and TPI Composites, Inc., dated November 27, 2018 (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.15	Lease between TPI-Composites S. de R.L. de C.V. and The Bank of New York Mellon, S.A., as Trustee in the Trust F/00335, dated September 25, 2013 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.16	Lease between TPI Mexico, LLC and Trailer Transfer, Inc., dated October 16, 2013 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.17	Lease between TPI Mexico, LLC and Lanestone 1, LLC, dated April 14, 2014 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.18	Form of Employment Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on February 25, 2021)

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.20	Lease between TPI Composites, S. de R.L. de C.V. and Vesta Baja California, S. de R.L. de C.V., dated November 20, 2015 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.21	Lease between TPI Turkey IZBAS, LLC and Dere Konstruksiyon Demir Celik Insaat Taahhut Muhendislik Musavirlik Sanayi ve Ticaret Anonim Sirketi, dated December 9, 2015 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.22	Lease between TPI Composites (Taicang) Co., Ltd. and Suzhou Suchen Chemical & Plastics Co., Ltd., dated August 5, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.23	Lease between TPI Kompozit Kanat San. ve Tic. A.S. and BORO Insaat Yatirim Sanayi ve Ticaret A.S., dated October 16, 2015 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.24	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

10.25	Lease between Phoenix Newton LLC and TPI Iowa II, LLC, dated January 5, 2018 (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.26	Master Lease Agreement Subject to Condition between TPI Composites II, S. de R.L. de C.V. and QVC II, S. de. R.L. de C.V. dated May 25, 2017, as amended (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.27	Third Amended and Restated Non-Employee Director Compensation Policy (previously filed)

10.28	Agreement to Lease between Aarush (Phase III) Logistics Park Private Limited, Aarush (Phase IV) Logistics Parks Private Limited, Aarush (Phase V) Logistics Parks Private Limited, Aarush Logistics Parks Private Limited, Aarush (Phase II) Logistics Parks Private Limited and Prospect One Manufacturing LLP, dated February 4, 2019 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.29	Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.30	Amendment No. 1 dated as of May 24, 2019 to the Credit Agreement entered into as of April 6, 2018, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on August 7, 2019)

10.31	Amendment No. 2 dated as of June 29, 2020, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on June 30, 2020)

10.32	Incremental Facility Agreement dated as of February 26, 2020, by and among the Registrant, JPMorgan Chase Bank, N.A., as Administrative Agent, and Well Fargo Bank, National Association and Capital One National Association, as Co-Syndication Agents, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on February 27, 2020)

10.33	Form of Employee Restricted Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.34	Form of Executive Restrictive Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.35	Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.36	Form of Executive Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.37	Form of Employee Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.38	Form of Executive Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.39	Investor Rights Agreement, dated as of November 22, 2021, among the Registrant, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.40	Limited Waiver to Credit Agreement, dated as of November 8, 2021, among the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 10, 2021)

10.41	Credit Agreement and Guaranty, dated as of December 14, 2023, among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Oaktree Fund Administration, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023).

10.42	Common Stock Purchase Agreement, dated as of December 14, 2023, among the Company, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P.(incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023)

10.43	Amended and Restated Investor Rights Agreement, dated as of December 14, 2023, among the Company, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023)

10.44	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023)

19.1	Insider Trading Policy (previously filed)

21.1	List of Subsidiaries (previously filed)

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm (previously filed)

24.1	Power of Attorney (incorporated by reference to the signature page of this Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, related to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, related to the Registrant’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2024

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished)

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously furnished)

97.1	Compensation Recovery Policy (previously filed)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith.
**

The certifications previously furnished in Exhibits 32.1 and 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 are deemed to accompany this Amendment No. 1 to the Annual Report on Form 10-K/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

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

TPI COMPOSITES, INC.

Date: April 30, 2025	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer (Principal Financial Officer)