Form 10-Q
period 2025-03-31
TPI COMPOSITES, INC
filed 2025-05-12
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 48,650,014 shares of common stock outstanding.

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
•
our ability to conduct a strategic review of our business and evaluate and, as appropriate, execute on, any strategic financial or other transactions;
•
our ability to service our current debt and comply with any covenants related to such debt;
•
our ability to extend our international credit agreements past the term set for each respective draw’s repayment date;
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
•
our ability to maintain the listing of our shares on the Nasdaq Global Market;
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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission (SEC) on February 20, 2025 the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$171,859	$196,518
Restricted cash	9,695	9,639
Accounts receivable	109,896	130,645
Contract assets	70,705	43,849
Prepaid expenses	14,633	15,692
Other current assets	25,475	25,872
Inventories	2,991	3,968
Assets held for sale	16,842	17,301
Current assets of discontinued operations	1,622	1,606
Total current assets	423,718	445,090
Property, plant and equipment, net	91,129	93,144
Operating lease right of use assets	116,916	122,589
Other noncurrent assets	34,697	31,641
Total assets	$666,460	$692,464

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$265,537	$235,469
Accrued warranty	46,793	38,768
Current maturities of long-term debt	110,387	131,363
Current operating lease liabilities	26,599	26,224
Contract liabilities	29,609	40,392
Current liabilities of discontinued operations	1,758	1,752
Total current liabilities	480,683	473,968
Long-term debt, net of current maturities	505,833	485,239
Noncurrent operating lease liabilities	93,394	99,428
Other noncurrent liabilities	7,244	7,065
Total liabilities	1,087,154	1,065,700
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 50,237 shares issued and 48,650 shares outstanding at March 31, 2025 and 100,000 shares authorized, 48,683 shares issued and 47,609 shares outstanding at December 31, 2024	502	487
Paid-in capital	439,222	438,002
Accumulated other comprehensive loss	(22,505)	(22,818)
Accumulated deficit	(825,368)	(777,055)
Treasury stock, at cost, 1,587 shares at March 31, 2025 and 1,074 shares at December 31, 2024	(12,545)	(11,852)
Total stockholders’ deficit	(420,694)	(373,236)
Total liabilities and stockholders’ deficit	$666,460	$692,464

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except per share data)
Net sales	$336,157	$294,046
Cost of sales	341,739	299,495
Startup and transition costs	8,370	22,229
Total cost of goods sold	350,109	321,724
Gross loss	(13,952)	(27,678)
General and administrative expenses	5,919	8,403
Loss on sale of assets and asset impairments	2,549	1,835
Restructuring charges, net	372	182
Loss from continuing operations	(22,792)	(38,098)
Other income (expense):
Interest expense, net	(24,204)	(21,383)
Foreign currency loss	(2,341)	(631)
Miscellaneous income	1,464	2,475
Total other expense	(25,081)	(19,539)
Loss from continuing operations before income taxes	(47,873)	(57,637)
Income tax provision	(418)	(3,242)
Net loss from continuing operations	(48,291)	(60,879)
Net loss from discontinued operations	(22)	(589)
Net loss attributable to common stockholders	$(48,313)	$(61,468)

Weighted-average shares of common stock outstanding:
Basic	47,609	47,204
Diluted	47,609	47,204

Net loss from continuing operations per common share:
Basic	$(1.01)	$(1.29)
Diluted	$(1.01)	$(1.29)

Net loss from discontinued operations per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Net loss per common share:
Basic	$(1.01)	$(1.30)
Diluted	$(1.01)	$(1.30)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net loss from continuing operations	$(48,291)	$(60,879)
Net loss from discontinued operations	(22)	(589)
Net loss attributable to common stockholders	(48,313)	(61,468)
Other comprehensive income (loss):
Foreign currency translation adjustments	537	(1,258)
Amortization of unrecognized actuarial losses	351	—
Unrealized loss on hedging derivatives, net of taxes of $0 for each of the presented periods	(1,902)	—
Reclassification of loss on hedging derivatives, net of taxes of $0 for each of the presented periods	1,327	—
Comprehensive loss	$(48,000)	$(62,726)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	deficit
	(in thousands)
Balance at December 31, 2024	48,683	$487	$438,002	$(22,818)	$(777,055)	$(11,852)	$(373,236)
Net loss	—	—	—	—	(48,313)	—	(48,313)
Other comprehensive income	—	—	—	313	—	—	313
Common stock repurchased for treasury	—	—	—	—	—	(693)	(693)
Issuances under share- based compensation plan	1,554	15	—	—	—	—	15
Share-based compensation expense	—	—	1,220	—	—	—	1,220
Balance at March 31, 2025	50,237	$502	$439,222	$(22,505)	$(825,368)	$(12,545)	$(420,694)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	deficit
	(in thousands)
Balance at December 31, 2023	46,990	$470	$431,335	$(7,627)	$(536,348)	$(10,134)	$(122,304)
Net loss	—	—	—	—	(61,468)	—	(61,468)
Other comprehensive loss	—	—	—	(1,258)	—	—	(1,258)
Common stock repurchased for treasury	—	—	—	—	—	(1,641)	(1,641)
Issuances under share- based compensation plan	1,524	15	—	—	—	—	15
Share-based compensation expense	—	—	2,589	—	—	—	2,589
Balance at March 31, 2024	48,514	$485	$433,924	$(8,885)	$(597,816)	$(11,775)	$(184,067)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(48,313)	$(61,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,889	8,900
Loss on sale of assets and asset impairments	2,549	1,492
Share-based compensation expense	1,220	2,589
Amortization of debt issuance costs	8,475	7,713
Paid-in-kind interest	12,130	11,017
Deferred income taxes	(3,351)	(2,273)
Changes in assets and liabilities:
Accounts receivable	17,599	7,657
Contract assets and liabilities	(37,848)	4,736
Operating lease right of use assets and operating lease liabilities	14	244
Inventories	1,974	(5,469)
Prepaid expenses	985	(744)
Other current assets	349	(7,010)
Other noncurrent assets	1,172	(791)
Accounts payable and accrued expenses	32,577	(5,871)
Accrued warranty	8,025	17
Other noncurrent liabilities	179	257
Net cash provided by (used in) operating activities	4,625	(39,004)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,512)	(8,285)
Net cash used in investing activities	(6,512)	(8,285)
Cash flows from financing activities:
Proceeds from working capital loans	36,204	52,009
Repayments of working capital loans	(56,690)	(44,556)
Principal repayments of finance leases	(248)	(297)
Repayments of other debt	(303)	(1,635)
Repurchase of common stock including shares withheld in lieu of income taxes	(693)	(1,641)
Net cash (used in) provided by financing activities	(21,730)	3,880
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(973)	333
Net change in cash, cash equivalents and restricted cash	(24,590)	(43,076)
Cash, cash equivalents and restricted cash, beginning of year	207,659	172,813
Cash, cash equivalents and restricted cash, end of period	$183,069	$129,737

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$6,534	$4,799
Cash paid for income taxes, net of refunds	6,682	9,484
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	—	6,633
Property, plant, and equipment obtained in exchange for new finance lease liabilities	50	170
Accrued capital expenditures in accounts payable	1,359	4,381

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	March 31,	December 31,	March 31,	December 31,
	2025	2024	2024	2023
	(in thousands)
Cash and cash equivalents	$171,859	$196,518	$116,850	$161,059
Restricted cash	9,695	9,639	12,035	10,838
Cash and cash equivalents of discontinued operations	1,515	1,502	852	916
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$183,069	$207,659	$129,737	$172,813

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2025, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for annual disclosure requirements on January 1, 2024, and adopted the standard for interim periods on January 1, 2025. See Note 17 – Segment Reporting.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2024, and allows the use of a prospective or retrospective approach. The Company is assessing the updated guidance; however, it is not expected to have a material impact on our annual disclosures in our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of goods sold and general and administrative expenses). ASU 2024-03 is effective for the Company’s fiscal year beginning January 1, 2027 and allows the use of a prospective or retrospective approach. The Company is currently assessing the impact to our Consolidated Financial Statements.

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

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net sales	$—	$5,016
Cost of sales	17	7,643
Gross loss	(17)	(2,627)
General and administrative expenses	—	(1,704)
Loss on sale of assets and asset impairments	—	(343)
Loss from discontinued operations	(17)	(580)
Total other expense	(5)	38
Loss before income taxes	(22)	(542)
Income tax provision	—	(47)
Net loss from discontinued operations	$(22)	$(589)

The following table presents summarized cash flows from discontinued operations that are included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities from discontinued operations	$29	$922
Net cash used in investing activities from discontinued operations	—	(1,318)
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	—	43
Depreciation and amortization	—	862

Note 3. Revenue From Contracts with Customers

For a detailed discussion of our revenue recognition policy, refer to the discussion in Note 1 – Summary of Operations and Summary of Significant Accounting Policies – (c) Revenue Recognition, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2025
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$904	$206,600	$87,360	$34,177	$329,041
Field service, inspection and repair services sales	4,452	871	1,793	—	7,116
Total net sales	$5,356	$207,471	$89,153	$34,177	$336,157

	Three Months Ended March 31, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$152,361	$95,786	$40,758	$288,905
Field service, inspection and repair services sales	4,202	97	842	—	5,141
Total net sales	$4,202	$152,458	$96,628	$40,758	$294,046

For a further discussion regarding our operating segments, see Note 17 – Segment Reporting.

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

Contract assets and contract liabilities consisted of the following:

	March 31,	December 31,
	2025	2024	$ Change
	(in thousands)
Gross contract assets	$134,205	$96,205	$38,000
Less: reclassification from contract liabilities	(63,500)	(52,356)	(11,144)
Contract assets	$70,705	$43,849	$26,856

	March 31,	December 31,
	2025	2024	$ Change
	(in thousands)
Gross contract liabilities	$93,109	$92,748	$361
Less: reclassification to contract assets	(63,500)	(52,356)	(11,144)
Contract liabilities	$29,609	$40,392	$(10,783)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross contract assets increased by $38.0 million from December 31, 2024 to March 31, 2025, primarily due to an increase in customer specific material purchases and incremental unbilled production related to startups and transitions during the three months ended March 31, 2025. Gross contract liabilities increased by $0.4 million from December 31, 2024 to March 31, 2025, primarily due to an increase in customer advances during the three months ended March 31, 2025.

For the three months ended March 31, 2025, we recognized $10.8 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $873.3 million. We estimate that we will recognize 100% of the remaining performance obligations as revenue during the year ended December 31, 2025.

For the three months ended March 31, 2025, net revenue recognized from our performance obligations satisfied in previous periods decreased by $1.9 million. For the three months ended March 31, 2024, net revenue recognized from our performance obligations satisfied in previous periods decreased by $5.4 million. The decrease for the three months ended March 31, 2025 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 16 – Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At March 31, 2025 and December 31, 2024, we had $119.0 million and $137.5 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At March 31, 2025, this included $42.8 million in Türkiye, $5.9 million in India, $1.7 million in Mexico and $2.5 million in other countries. As of December 31, 2024, this included $53.2 million in Türkiye, $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. We have not experienced losses to date in these accounts. In addition, at March 31, 2025 and December 31, 2024, we had unrestricted cash and cash equivalents related to our discontinued operations of $1.5 million and $1.5 million, respectively.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and certain of its affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company has a lease agreement with Dere Construction Taahhut A.S. (“Dere Construction”) that commenced in 2015 and continues for a term through April 30, 2028, and includes various options to renew. In February 2025, Dere Construction reported that it had acquired 11,999,441 shares of our common stock. Rent paid by the Company to Dere Construction was $1.7 million for the three months ended March 31, 2025 and 2024. See Note 9 – Leases.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Accrued Warranty

The warranty accrual activity consisted of the following:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Warranty accrual at beginning of period	$38,768	$37,483
Accrual during the period	4,338	2,591
Cost of warranty services provided during the period	(9,721)	(10,605)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	13,408	8,031
Warranty accrual at end of period	$46,793	$37,500

Note 7. Debt

Long-term debt, net of current maturities, consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
11% Senior secured term loan—U.S. (1)	$453,274	$441,144
5.25% Convertible senior unsecured notes—U.S. (2)	132,500	132,500
Unsecured financing—EMEA	103,042	115,254
Secured and unsecured working capital—India	6,021	14,307
Other debt and equipment finance leases	1,523	2,012
Total debt—principal	696,360	705,217
Less: Debt issuance costs	(2,841)	(3,077)
Less: Debt discount (3)	(77,299)	(85,538)
Total debt, net of debt issuance costs and debt discount	616,220	616,602
Less: Current maturities of long-term debt (4)	(110,387)	(131,363)
Long-term debt, net of current maturities	$505,833	$485,239

(1) As of March 31, 2025, includes principal balance of $393.0 million and $60.3 million of paid in kind interest.

(2) The conversion requirements were not satisfied as of March 31, 2025 and as a result, the 5.25% Convertible senior unsecured notes (the “Convertible Notes”) will not be eligible for optional conversion during the second quarter of 2025.

(3) Unamortized debt discount of $77.3 million is related to our Term Loan.

(4) Current maturities of long-term debt are primarily related to outstanding working capital facilities of $103.0 million and $6.0 million in Türkiye and India, respectively.

Note 8. Share-Based Compensation Plans

During the three months ended March 31, 2025, we granted to certain employees an aggregate of 508,760 timed-based restricted stock units (RSUs), 175,136 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2025 through December 31, 2027, and 181,218 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2025 through December 31, 2027. The RSUs that were granted during the period vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement. Additionally, during the three months ended March 31, 2025,

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

we issued 1,093,619 shares related to previous RSU awards with a guaranteed value. These additional shares were issued on the second anniversary of the grant date to maintain the original guaranteed award value.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cost of goods sold	$224	$714
General and administrative expenses	996	1,832
Total share-based compensation expense	$1,220	$2,546

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
RSUs	$923	$1,934
Stock options	131	242
PSUs	166	370
Total share-based compensation expense	$1,220	$2,546

Note 9. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and nine years, some of which may include options to extend the leases up to ten years.

The Company has an operating lease with Dere Construction, which is a related party (see Note 5 – Related Party Transactions). The lease term began in 2015 and continues through 2028 and includes various options to renew. As of March 31, 2025, this lease accounted for $18.7 million of right of use assets and $18.7 million of operating lease liabilities, of which $5.5 million was classified as current operating liabilities. As of December 31, 2024, this lease accounted for $19.2 million of right of use assets and $19.2 million of operating lease liabilities, of which $5.2 million was classified as current operating lease liabilities. Lease expense is recognized on a straight-line basis and was $1.7 million for the three months ended March 31, 2025 and 2024.

The components of lease cost were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Total operating lease cost	$9,528	$7,254

Finance lease cost
Amortization of assets under finance leases	$846	$1,089
Interest on finance leases	36	77
Total finance lease cost	$882	$1,166

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total finance lease assets and liabilities were as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Finance Leases
Property, plant and equipment, gross	$36,625	$36,020
Less: accumulated depreciation	(33,525)	(32,135)
Total property, plant and equipment, net	$3,100	$3,885

Current maturities of long-term debt	$510	$683
Long-term debt, net of current maturities	199	211
Total finance lease liabilities	$709	$894

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,369	$7,064
Operating cash flows from finance leases	36	77
Financing cash flows from finance leases	248	297

Note 10. Financial Instruments

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

Mexican Peso

With regards to our foreign exchange call option contracts, for the three months ended March 31, 2025, $1.9 million of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations.

As of March 31, 2025, the notional values associated with these foreign exchange call option contracts is approximately 3.6 billion Mexican Pesos (or approximately $174.3 million).

Turkish Lira

As of March 31, 2025, the notional values associated with these foreign exchange forward contracts is approximately 3.0 billion Turkish Lira (or approximately $79.2 million).

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Condensed Consolidated	March 31,	December 31,
Financial Instrument	Balance Sheet Line Item	2025	2024
		(in thousands)
Foreign exchange call option contracts	Other current assets	$1,981	$1,987
Foreign exchange forward contracts	Other current assets	—	631
Foreign exchange forward contracts	Accounts payable and accrued expenses	1,729	—

The following table presents the pretax loss (gain) amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended
Other Comprehensive	Statement of Operations	March 31,
Loss Component	Line Item	2025	2024
		(in thousands)
Foreign exchange call option contracts	Cost of sales	$1,889	$—
Foreign exchange forward contracts	Cost of sales	$(562)	$—

Note 11. Employee Benefit Plans

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

Note 12. Income Taxes

For the three months ended March 31, 2025, we reported an income tax provision of $0.4 million, as compared to an income tax provision of $3.2 million, in the comparative prior year period. The decreased income tax provision during the three months ended March 31, 2025, resulted primarily from the change in the mix of earnings from foreign jurisdictions, valuation allowance, and reduction in certain permanent adjustments.

No changes in tax law occurred during the three months ended March 31, 2025, which had a material impact on our income tax provision. We do not record a deferred tax liability related to unremitted earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(48,291)	$(60,879)
Net loss from discontinued operations	(22)	(589)
Net loss attributable to common stockholders	$(48,313)	$(61,468)

Denominator:
Basic weighted-average shares outstanding	47,609	47,204
Effect of dilutive awards	—	—
Diluted weighted-average shares outstanding	47,609	47,204

Loss from continuing operations per common share:
Basic	$(1.01)	$(1.29)
Diluted	$(1.01)	$(1.29)

Loss from discontinued operations per common share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Loss per common share:
Basic	$(1.01)	$(1.30)
Diluted	$(1.01)	$(1.30)

Dilutive shares excluded from the calculation due to net losses in the period	411	136
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	999	1,180

Note 14. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Three Months Ended March 31, 2025
	Foreign	Accrued
	currency	post-retirement	Foreign
	translation	benefit	exchange	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2024	$(9,081)	$(8,804)	$(4,933)	$(22,818)
Other comprehensive income (loss) before reclassifications	537	—	(1,902)	(1,365)
Amounts reclassified from AOCL	—	351	1,327	1,678
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	537	351	(575)	313
Balance at March 31, 2025	$(8,544)	$(8,453)	$(5,508)	$(22,505)

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31, 2024
	Foreign	Accrued
	currency	post-retirement	Foreign
	translation	benefit	exchange	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2023	$(7,627)	$—	$—	$(7,627)
Other comprehensive income before reclassifications	(1,258)	—	—	(1,258)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive income	(1,258)	—	—	(1,258)
Balance at March 31, 2024	$(8,885)	$—	$—	$(8,885)

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

Collective Bargaining Agreements

In March 2025, we agreed to an amendment to our collective bargaining agreement with our associates in Matamoros, Mexico, which is in effect through March 2027.

Note 16. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended
	March 31,
	2025		2024
Customer	Net sales	% of Total	Net sales	% of Total
GE	$133,493	39.7%	$100,066	33.5%
Vestas	109,415	32.5	63,700	21.3
Nordex	64,334	19.1	106,695	35.7

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	March 31,	December 31,
	2025	2024
Customer	% of Total	% of Total
Nordex	31.7%	64.4%
GE	24.3	8.8
Enercon	23.6	19.0
Vestas	19.8	6.4

Note 17. Segment Reporting

We report our results of operations for our four reportable segments: (1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. Our operating segments are based on select geographic areas serving the wind energy market and are the same as our reportable segments. For a detailed discussion of our operating segments, refer to the discussion in Note 24 – Segment Reporting, to the Notes to Consolidated Financial Statements within our Annual Report on Form 10-K for the year ended December 31, 2024.

Our U.S. and India segments operate in the U.S. dollar. Our Mexico segment operates in its local currency, the Mexican Peso, and includes a U.S. parent company that operates in the U.S. dollar. Our EMEA segment operates in the Euro.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net sales by segment (and geographic location):
U.S.	$5,356	$4,202
Mexico	207,471	152,458
EMEA	89,153	96,628
India	34,177	40,758
Total net sales	$336,157	$294,046

Cost of goods sold:
U.S.	$6,177	$3,015
Mexico	224,252	178,671
EMEA	86,189	100,107
India	33,491	39,931
Total cost of goods sold	$350,109	$321,724

Other segment expenses (1):
U.S.	$5,069	$8,549
Mexico	2,177	648
EMEA	1,400	832
India	194	391
Total other segment expenses	$8,840	$10,420

Income (loss) from continuing operations:
U.S.	$(5,892)	$(7,362)
Mexico	(18,956)	(26,861)
EMEA	1,564	(4,311)
India	492	436
Total income (loss) from continuing operations	$(22,792)	$(38,098)

Capital expenditures:
U.S.	$1,775	$3,048
Mexico	4,185	1,224
EMEA	23	3,612
India	529	401
Total capital expenditures	$6,512	$8,285

Depreciation and amortization:
U.S.	$670	$767
Mexico	3,105	3,752
EMEA	1,757	2,094
India	1,357	1,425
Total depreciation and amortization	$6,889	$8,038

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2025	2024
	(in thousands)
Tangible long-lived assets:
U.S.	$10,916	$10,061
Mexico	41,660	41,994
EMEA	17,213	18,369
India	21,340	22,720
Total tangible long-lived assets	$91,129	$93,144

Total assets:
U.S.	$129,153	$138,543
Mexico	178,697	149,396
EMEA	202,168	246,045
India	154,820	156,874
Total assets from continuing operations	$664,838	$690,858

(1) Other segment expenses include general and administrative, loss on sale of assets and asset impairments, and restructuring charges.

Note 18. Subsequent Events

On May 8, 2025, our board of directors formed a Transaction Committee to, among other things, assist with conducting a review of our business and evaluation of potential strategic alternatives focused on optimizing our capital structure.

On May 8, 2025, Timothy R. Pohl and Neal P. Goldman were appointed to our board by the board of directors as independent directors and members of the Transaction Committee.

On May 2, 2025, the Company received the Notification Letter from The Nasdaq Global Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from March 20, 2025 to May 1, 2025, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until October 29, 2025, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance, Nasdaq will suspend trading of our common stock and commence delisting procedures from Nasdaq. We intend to consider all available options to regain compliance with the minimum bid price requirement, including in connection with the ongoing review of strategic alternatives.

Our collective bargaining agreement with our associates in our Türkiye facilities was in effect through December 2024 and we are in the process of negotiating an amendment to this agreement for calendar year 2025. Representatives from the union representing our Turkish associates have informed us that they intend to commence a strike on May 13, 2025 if we are unable to reach an agreement by that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q or in our previously filed Annual Report on Form 10-K for the year ended December 31, 2024, particularly those under the heading “Risk Factors.”

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

Our business operations are defined geographically into four geographic operating segments—(1) the United States (U.S.), (2) Mexico, (3) Europe, the Middle East and Africa (EMEA) and (4) India. See Note 17 – Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

We completed the divestiture of our automotive business in June 2024, and are exploring alternatives for the divestiture of our tooling business, which we expect to complete in 2025.

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

The U.S. continues to be our most important market. However, the U.S. market has been impacted by recent policy uncertainty for renewable energy coming from the current administration, which has resulted in a reduction in orders and investment dollars flowing into wind projects during the first quarter of 2025. We believe this recent negative sentiment is temporary and believe that an “all-in” approach to energy generation is needed to satisfy the growing demands for power in the U.S. We expect wind energy to play a pivotal role in satisfying the growing demand as one of the lowest cost forms of new power generation while being significantly faster to market than traditional forms of energy generation. We expect order inflection in the U.S. will come back over time as developers navigate the U.S. policy uncertainty, including tariffs, interconnection queues, permitting delays, and elevated interest rates.

Net sales of our wind blades for the three months ended March 31, 2025, as compared to the same period in 2024, increased by approximately 14%. We expect sales of our wind blades for the full year to moderately increase in 2025 as compared to 2024 as several of our manufacturing lines that were in startup and transition in 2024 have achieved serial production to meet projected customer demand for wind blades in the U.S. market, partially offset by lower forecasted demand for wind blades in the European market. We continue to monitor the tariffs recently announced by the U.S. and assess the impacts of such tariffs on our business. Currently, the wind blades manufactured in our Mexico facilities that are imported into the U.S. are exempt from tariffs as they qualify under the U.S.-Mexico-Canada Agreement (USMCA) that has been in effect since July 2020.

While long-term onshore market growth in Europe remains in sight, the economic viability of pursuing that demand with European-based manufacturing is becoming increasingly challenging. Historically, we have serviced the European market with our plants in

Türkiye. The hyperinflationary environment we have experienced in Türkiye for the last number of years is not expected to subside any time soon. In addition, Türkiye’s monetary policy continues to limit Turkish Lira devaluation, resulting in a very challenging environment to export goods out of Türkiye. Furthermore, while we have successfully competed with Chinese wind blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by the Chinese government, has added to the challenging competitive environment outside of the U.S. Unlike the U.S., which has implemented tariffs to protect against unfair competition and tax laws to encourage near shoring and domestic manufacturing, European governments have not taken similar steps to meaningfully help suppliers like us that supply components to our OEM customers. The implementation of the Foreign Subsidies Regulation (FSR) by the EU and its recent more aggressive actions to combat unfairly subsidized Chinese products are encouraging, but their focus to date has been more on protecting OEMs and active parts of wind turbines versus the passive parts, such as the blades that we manufacture for our customers.

As previously disclosed, in December 2024, we committed to a restructuring plan in Türkiye in order to rationalize our workforce in response to lower forecasted demand amid intense Chinese competition and the continued hyperinflationary environment. This restructuring plan impacted approximately 20% of our Turkish workforce. Looking forward, we expect we will likely further rationalize our workforce during the second half of 2025 as we only have extensions for two manufacturing lines beyond 2025 at this time, and although there continues to be interest in our manufacturing capacity, it is unclear when or if that interest will ultimately result in firm contracts. In addition, certain of our existing credit facilities in Türkiye are scheduled to mature beginning in May 2025 and throughout the balance of 2025, unless such indebtedness can be refinanced, renewed or extended.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages approximately 12% and 20%, effective January 1, 2025 and 2024, respectively. In March 2025, we agreed to an amendment to our collective bargaining agreement with our associates in Matamoros, Mexico, and extended such agreement through March 2027. The government of Türkiye increased minimum wages approximately 30% and 49%, effective January 1, 2025 and January 1, 2024, respectively. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in these countries continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations. Our collective bargaining agreement with our associates in our Türkiye facilities was in effect through December 2024 and we are in the process of negotiating an amendment to this agreement for calendar year 2025. Representatives from the union representing our Turkish associates have informed us that they intend to commence a strike on May 13, 2025 if we are unable to reach an agreement by that date. If our unionized Turkish associates commence a strike or work stoppage, it could have a material impact on our results of operations.

Overall, the various economic challenges presented in the markets where we operate, as discussed above, continue to create uncertainty in the industry’s near-term outlook and continue to challenge our operations. In the near term, we are continuing to focus on maximizing value and ensuring that we have sufficient liquidity to operate. On May 8, 2025, our board of directors formed a committee to, among other things, assist with conducting a review of our business and evaluation of potential strategic alternatives focused on optimizing our capital structure for the current environment. Accordingly, we are in the process of assessing approaches to enhance our capital structure and maintain sufficient liquidity. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time.

NOTICE OF NON-COMPLIANCE

On May 2, 2025, the Company received the Notification Letter from The Nasdaq Global Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from March 20, 2025 to May 1, 2025, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until October 29, 2025, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance, Nasdaq will suspend trading of our common stock and commence delisting procedures from Nasdaq. We intend to consider all available options to regain compliance with the minimum bid price requirement, including in connection with the ongoing review of strategic alternatives.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets produced, estimated megawatts of energy capacity to be generated by wind blade sets produced, utilization, dedicated manufacturing lines, manufacturing lines installed, and weighted-average sales price (ASP) per wind blade, all of which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance. For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

KEY FINANCIAL MEASURES

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net sales	$336,157	$294,046
Net loss from continuing operations	(48,291)	(60,879)
EBITDA (1)	(16,780)	(28,216)
Adjusted EBITDA (1)	(10,298)	(23,022)
Capital expenditures (2)	6,512	8,285
Free cash flow (1)(2)	(1,887)	(47,289)

	March 31,	December 31,
	2025	2024
	(in thousands)
Total debt, net of debt issuance costs and debt discount	$616,220	$616,602
Net debt (1)	(442,846)	(418,582)

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net loss attributable to common stockholders	$(48,313)	$(61,468)
Net loss from discontinued operations	22	589
Net loss from continuing operations	(48,291)	(60,879)
Adjustments:
Depreciation and amortization	6,889	8,038
Interest expense, net	24,204	21,383
Income tax provision	418	3,242
EBITDA	(16,780)	(28,216)
Share-based compensation expense	1,220	2,546
Foreign currency loss	2,341	631
Loss on sale of assets and asset impairments	2,549	1,835
Restructuring charges, net	372	182
Adjusted EBITDA	$(10,298)	$(23,022)

Free cash flow is reconciled as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$4,625	$(39,004)
Capital expenditures	(6,512)	(8,285)
Free cash flow	$(1,887)	$(47,289)

Net debt is reconciled as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$171,859	$196,518
Cash and cash equivalents of discontinued operations	1,515	1,502
Total debt, net of debt issuance costs and debt discount	(616,220)	(616,602)
Net debt	$(442,846)	$(418,582)

KEY OPERATING METRICS

	Three Months Ended
	March 31,
	2025	2024
Sets	509	488
Estimated megawatts	1,933	2,050
Utilization	70%	67%
Dedicated manufacturing lines	36	36
Manufacturing lines installed	36	36
Wind blade ASP (in $ thousands)	$209	$183

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three months ended March 31, 2025 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	101.7	101.9
Startup and transition costs	2.5	7.6
Total cost of goods sold	104.2	109.4
Gross profit (loss)	(4.2)	(9.4)
General and administrative expenses	1.7	2.9
Loss on sale of assets and asset impairments	0.8	0.6
Restructuring charges, net	0.1	0.1
Loss from continuing operations	(6.8)	(13.0)
Total other expense	(7.4)	(6.6)
Loss before income taxes	(14.2)	(19.6)
Income tax provision	(0.2)	(1.1)
Net loss from continuing operations	(14.4)	(20.7)
Net loss from discontinued operations	0.0	(0.2)
Net loss attributable to common stockholders	(14.4)%	(20.9)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$329,041	$288,905	$40,136	13.9%
Field service, inspection and repair services sales	7,116	5,141	1,975	38.4
Total net sales	$336,157	$294,046	$42,111	14.3%

The increase in wind blade, tooling, and other wind related (collectively, Wind) sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to higher average sales prices due to changes in the mix of wind blade models produced and a 4% increase in the number of wind blades produced. The increase in volume was primarily due to the restart of production at one of our previously idled facilities in Juarez, Mexico, and higher utilization as several of our manufacturing lines in Mexico and Türkiye were in serial production in the current period, that were either in startup or transition during the prior comparative period. This increase in Wind sales was partially offset by volume declines based on market activity levels impacting one of our Türkiye facilities and volume declines related to the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024. The increase in field service, inspection and repair services (collectively, Field Services) sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 0.9% on consolidated net sales during the three months ended March 31, 2025, as compared to the same period in 2024.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
U.S.	$5,356	$4,202	$1,154	27.5%
Mexico	207,471	152,458	55,013	36.1
EMEA	89,153	96,628	(7,475)	(7.7)
India	34,177	40,758	(6,581)	(16.1)
Total net sales	$336,157	$294,046	$42,111	14.3%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$904	$—	$904	NM
Field service, inspection and repair services sales	4,452	4,202	250	0.1
Total net sales	$5,356	$4,202	$1,154	27.5%

The increase in our U.S. segment's Wind sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in tooling refurbishment sales related to the planned restart of production at our Iowa manufacturing facility, and other wind related sales for design services.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$206,600	$152,361	$54,239	35.6%
Field service, inspection and repair services sales	871	97	774	NM
Total net sales	$207,471	$152,458	$55,013	36.1%

The increase in our Mexico segment’s Wind sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a 23% increase in the number of wind blades produced across our Mexico manufacturing facilities, and higher average sales prices of wind blades in Mexico due to changes in the mix of wind blade models produced. The change in volume was primarily due to the restart of production of a previously idled facility in Juarez, Mexico, as well as higher utilization as certain of our manufacturing lines in Mexico were in serial production in the current period, that were in transition during the prior comparative period. This increase in volume was partially offset by a decrease in the number of wind blades produced at the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$87,360	$95,786	$(8,426)	(8.8)%
Field service, inspection and repair services sales	1,793	842	951	112.9
Total net sales	$89,153	$96,628	$(7,475)	(7.7)%

The decrease in our EMEA segment’s Wind sales for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a 12% decrease in the number of wind blades produced due to reduced market demand for one of our customers' wind blade models at one of our Türkiye manufacturing facilities and unfavorable foreign currency fluctuations. This decrease in Wind sales was partially offset by an increase in wind blades produced at our other Türkiye manufacturing facility due to the transition of certain manufacturing lines to a different wind blade model in the same period in 2024 and higher average sales prices due to the mix of wind blade models produced. The fluctuating U.S. dollar relative to the Euro had an unfavorable impact of 3.3% on the EMEA segment's net sales during the three months ended March 31, 2025, as compared to the same period in 2024.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$34,177	$40,758	$(6,581)	(16.1)%
Total net sales	$34,177	$40,758	$(6,581)	(16.1)%

The decrease in our India segment’s net sales of Wind for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a 20% decrease in the number of wind blades produced due to the transition of certain manufacturing lines to a different customers' wind blade model partially offset by higher average sales prices of wind blades in India due to such changes in the mix of wind blade models produced.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Cost of sales	$341,739	$299,495	$42,244	14.1%
Startup costs	2,160	6,363	(4,203)	(66.1)
Transition costs	6,210	15,866	(9,656)	(60.9)
Total startup and transition costs	8,370	22,229	(13,859)	(62.3)
Total cost of goods sold	$350,109	$321,724	$28,385	8.8%
% of net sales	104.2%	109.4%		(5.2)%

NM – not meaningful

Total cost of goods sold as a percentage of net sales decreased by approximately 5.2% for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, and favorable foreign currency fluctuations partially offset by an increase in warranty charges from those recorded in the prior comparative period. The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 2.0% on consolidated cost of goods sold for the three months ended March 31, 2025, as compared to the same period in 2024.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
General and administrative expenses	$5,919	$8,403	$(2,484)	(29.6)%
% of net sales	1.7%	2.9%		(1.2)%

General and administrative expenses decreased by approximately $2.5 million, or 29.6% for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to lower employee compensation costs and cost savings initiatives, partially offset by increases in professional service fees.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Loss on sale of receivables	$2,592	$1,387	$1,205	86.9%
Loss on sale of other assets	(43)	448	(491)	(109.6)
Total loss on sale of assets and asset impairments	$2,549	$1,835	$714	38.9
% of net sales	0.8%	0.6%		0.2%

The increase in loss on sale of assets and asset impairments for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
U.S.	$(5,892)	$(7,362)	$1,470	20.0%
Mexico	(18,956)	(26,861)	7,905	29.4
EMEA	1,564	(4,311)	5,875	136.3
India	492	436	56	12.8
Total income (loss) from continuing operations	$(22,792)	$(38,098)	$15,306	40.2%
% of net sales	(6.8)%	(13.0)%		6.2%

U.S. Segment

The decrease in loss from operations in our U.S. segment for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in Wind and Field Services sales, and lower general and administrative expenses due to lower employee compensation costs and cost savings initiatives.

Mexico Segment

The decrease in loss from operations in our Mexico segment for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period. The decrease in the loss from operations was also due to a decrease in startup and transition costs, an increase in the number of wind blades produced due to the restart of production at one of our previously idled facilities in Juarez, Mexico, higher utilization as certain of our manufacturing lines in Mexico were in serial production in the current period, that were in transition during the prior comparative period, favorable foreign currency fluctuations, higher average sales prices in the current period, and cost savings initiatives. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 4.1% on the Mexico segment's cost of goods sold for the three months ended March 31, 2025, as compared to the same period in 2024.

EMEA Segment

The increase in income from operations in our EMEA segment for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease in startup and transition costs, favorable foreign currency fluctuations, higher average sales prices in the current period, and cost savings initiatives offset by a 12% decrease in the number of wind blades produced. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 7.2% on the EMEA segment's cost of goods sold for the three months ended March 31, 2025, as compared to the same period in 2024.

India Segment

Income from operations in our India segment for the three months ended March 31, 2025, as compared to the same period in 2024, was flat primarily due to higher average sales prices of wind blades and cost savings initiatives offset by a 20% decrease in the number of wind blades produced and an increase in startup and transition costs.

Other income (expense)

The following table summarizes our total other income (expense) for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Interest expense, net	$(24,204)	$(21,383)	$(2,821)	(13.2)%
Foreign currency loss	(2,341)	(631)	(1,710)	NM
Miscellaneous income	1,464	2,475	(1,011)	(40.8)
Total other expense	$(25,081)	$(19,539)	$(5,542)	(28.4)%
% of net sales	(7.4)%	(6.6)%		(0.8)%

Total other expense as a percentage of net sales increased by 0.8% for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our Term Loan, and an increase in foreign currency losses.

Income taxes

The following table summarizes our income taxes for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Income tax provision	$(418)	$(3,242)	$2,824	87.1%
Effective tax rate	(0.2)%	(1.1)%		0.9%

See Note 12 – Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three months ended March 31, 2025.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Net loss from continuing operations	$(48,291)	$(60,879)	$12,588	20.7%

The decrease in our net loss from continuing operations for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, an increase in Wind sales driven by increased production volume and higher average sales prices, favorable foreign currency fluctuations, and a decrease in startup and transition costs partially offset by an increase in warranty charges.

Net loss from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Change
	2025	2024	$	%
	(in thousands)
Net loss from discontinued operations	$(22)	$(589)	$567	96.3%

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

We had net repayments under all of our various financing arrangements of $21.0 million for the three months ended March 31, 2025 as compared to net proceeds under our financing arrangements of $5.5 million in the comparable period of 2024, primarily due to repayments of outstanding borrowings under our Türkiye and India credit facilities. As of March 31, 2025 and December 31, 2024, we had $616.2 million and $616.6 million in outstanding indebtedness, net of issuance costs and debt discount, respectively. As of March 31, 2025, we had an aggregate of $44.0 million of remaining capacity for cash and non-cash financing, including $38.2 million of remaining availability for cash borrowing under our various credit facilities. Based upon current and anticipated levels of operations, we believe that cash on hand, available credit facilities, and cash flow from operations will be adequate to fund our working capital and capital expenditure requirements and to make required payments of principal and interest on our indebtedness over the next twelve months. Our credit facility limits in Türkiye and India are reviewed periodically to establish available capacity, and every time we draw under one of the credit agreements a term is set for the respective draw's repayment. If all or a significant portion of these credit facilities are not extended as they mature at various times throughout the year, we would need to establish alternative forms of financing. Further, as the Company undertakes the strategic review of the business, we will also consider various solutions for our outstanding obligations, as appropriate. See “Key Trends and Recent Developments Affecting our Business” above.

At March 31, 2025 and December 31, 2024, we had unrestricted cash, cash equivalents and short-term investments totaling $171.9 million and $196.5 million, respectively. The March 31, 2025 balance includes $52.9 million of cash located outside of the United States, including $42.8 million in Türkiye, $5.9 million in India, $1.7 million in Mexico and $2.5 million in other countries. The December 31, 2024 balance included $59.0 million of cash located outside of the U.S., including $53.2 million in Türkiye, $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. In addition to these amounts, at March 31, 2025 and December 31, 2024 we had $1.5 million and $1.5 million, respectively, of unrestricted cash and cash equivalents related to our discontinued operations which is held outside of the U.S.

Financing Facilities

Our total principal amount of debt outstanding as of March 31, 2025 and December 31, 2024 was $696.4 million and $705.2 million, respectively, including our convertible senior notes, secured and unsecured financing, working capital and term loan agreements and equipment finance leases. See Note 7 – Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	$ Change
	(in thousands)
Net cash provided by (used in) operating activities	$4,625	$(39,004)	$43,629
Net cash used in investing activities	(6,512)	(8,285)	1,773
Net cash (used in) provided by financing activities	(21,730)	3,880	(25,610)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(973)	333	(1,306)
Net change in cash, cash equivalents and restricted cash	$(24,590)	$(43,076)	$18,486

Operating Cash Flows

Net cash used in operating activities decreased by $43.6 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to a $12.6 million decrease in our net loss from continuing operations and changes in working capital.

Investing Cash Flows

Net cash used in investing activities decreased by $1.8 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to lower capital expenditures from lower lines in startup and transition in the current year.

Financing Cash Flows

Net cash provided by financing activities decreased by $25.6 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to repayments of outstanding borrowings under our Türkiye and India credit facilities.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of March 31, 2025:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Mexico	SOFR plus 0.26%
2020	EMEA	EURIBOR plus 1.95%
2020	India	SOFR plus 0.26%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three months ended March 31, 2025, $169.4 million of receivables were sold under the accounts receivable assignment agreements described above as compared to $95.0 million in the comparative prior year period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These market risks are principally limited to changes in foreign currency exchange rates and commodity prices.

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $11.6 million for the three months ended March 31, 2025.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 37% of the resin and resin systems we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems, we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $4.4 million for the three months ended March 31, 2025. With respect to our other customer supply agreements, our customers typically receive approximately 60% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of March 31, 2025, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of March 31, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, and/or future results, other than as set forth below.

We cannot assure you that our ongoing strategic review of the business or our evaluation of strategic alternatives will result in any particular outcome, and the perceived uncertainties related to the Company could adversely affect our business and our stockholders.

On May 8, 2025, our board of directors formed a committee to assist with conducting a review of our business and evaluation of potential strategic alternatives focused on optimizing our capital structure for the current environment, including with respect to our existing credit facilities in Türkiye scheduled to mature beginning in May 2025 and throughout the balance of 2025. We have also commenced discussions with certain of our creditors and are evaluating our alternatives. Potential strategic alternatives could include, without limitation, strategic or financial transactions, including exchanging our existing debt for equity or additional debt, asset sales or a sale of the Company, or consummating a restructuring transaction. Any such strategic alternatives could substantially dilute or extinguish (for minimal or no value) current stakeholders’ interests, including debt and equity. This review and evaluation of strategic alternatives may not result in any agreement on commercially acceptable terms or at all. As such, there is a risk that these strategic alternatives could lead to our existing credit facilities in Türkiye not being able to be refinanced, renewed or extended in future periods, which could have overall negative impacts on the Company that ultimately result in defaults under our convertible notes indenture and term loan. No timetable has been established for the conclusion of this review and no decisions related to any further actions or potential strategic alternatives have been made at this time. Any potential transaction may be dependent on a number of factors that may be beyond our control, for example, market conditions, industry trends or acceptable terms. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. In addition, given that the exploration of strategic alternatives may eventually result in a potential sale, merger or other strategic transaction, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to unplanned loss of highly skilled employees through attrition, and result in the loss of customers, suppliers and other key business partners. Speculation regarding any developments associated with our strategic review of the business and/or consideration of strategic alternatives and any perceived uncertainties related to the Company or its business could cause the price of our shares to fluctuate significantly.

If we are unable to regain or maintain compliance with the continued listing requirements of The Nasdaq Global Market (“Nasdaq”), it could result in the delisting of our common stock, which could adversely affect our ability to raise additional capital through the public or private sale of equity securities or complete a strategic transaction and the ability of investors to dispose, or obtain accurate quotations as to the market value, of our common stock.

On May 2, 2025, the Company received the Notification Letter from Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from March 20, 2025 to May 1, 2025, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on the Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until October 29, 2025, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days.

We intend to monitor the closing bid price of our common stock and consider available options to regain compliance with Nasdaq Listing Rule 5450(a)(1) if our common stock continues to trade under the minimum bid price requirement, including possibly by effecting a reverse stock split. There can be no assurance that we will be able to regain compliance with Nasdaq’s minimum bid price requirement or that we will maintain our compliance with the other listing requirements necessary for us to maintain the listing of our common stock on the Nasdaq. A delisting from the Nasdaq and commencement of trading on the Over-the-Counter Bulletin Board would likely result in a reduction in some or all of the following: the liquidity of our common stock; the market price of our common stock (and the accompanying valuation of our Company); our ability to obtain financing or complete a strategic transaction; the number of institutional and other investors that will consider investing in shares of our common stock; the number of market markers or broker-dealers for our common stock; and the availability of information concerning the trading prices and volume of shares of our common stock. In addition, delisting would constitute a fundamental change under the indenture that governs our Convertible Notes and could result in our being required to repurchase such Convertible Notes before their maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest thereon, if any. See “We may not have the cash on hand or the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change.”

We may not have the cash on hand or the ability to raise the funds necessary to repurchase the Convertible Notes upon a fundamental change.

If we are delisted from Nasdaq, it will constitute a fundamental change under the Convertible Notes and holders of the Convertible Notes will have the right to require us to repurchase all or a portion of their Convertible Notes before their maturity date at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest thereon, if any. We may not have sufficient cash on hand or be able to obtain financing at the time we are required to make the required repurchases of the Convertible Notes pursuant to their terms. In addition, our ability to repurchase Convertible Notes may be limited by law, regulatory authority or agreements governing our indebtedness. Our failure to repurchase the Convertible Notes when the repurchase is required by the indenture would constitute an event of default under the indenture governing the Convertible Notes. An event of default under the indenture governing the Convertible Notes could lead to a default under agreements governing our other indebtedness. If the payment of the Convertible Notes was to be accelerated due to an event of default under the indenture governing the Convertible Notes, we may not have sufficient funds to repay such accelerated indebtedness.

There is no assurance that an active market in our common stock will continue at present levels or at all.

Our common stock is currently listed on the Nasdaq, but there is no assurance that an active market for our common stock will continue at present levels or at all, including as a result of being delisted from the Nasdaq if we are unable to regain or maintain compliance with Nasdaq’s continued listing requirements. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire, which may limit the liquidity of our common stock and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

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

TPI COMPOSITES, INC.

Date: May 12, 2025	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)