Form 10-Q
period 2025-06-30
TPI COMPOSITES, INC
filed 2025-08-11
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 48,730,266 shares of common stock outstanding.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTE REGARDING CHAPTER 11 PROCEEDINGS

On August 11, 2025 (the “Petition Date”), TPI Composites, Inc. (the “Company”) and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, collectively, the “Company Parties” or the “Debtors”) each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/TPIComposites. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

The Chapter 11 Cases were filed in order to facilitate a financial and operational restructuring of the Company’s business and balance sheet. The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company has filed customary “first-day” motions with the Bankruptcy Court seeking authorization to support ongoing operations during the Chapter 11 Cases, including, among others, motions to (i) pay employee wages and benefits, (ii) pay certain critical vendors and suppliers for goods and services provided before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due. The Debtors have also reached an agreement with Oaktree Fund Administration LLC as administrative agent (the “Administrative Agent”) and certain other lenders affiliated with Oaktree Capital Management (collectively, the “DIP Lenders”) to obtain financing intended to facilitate the Company’s financial and operational restructuring pursuant to the Chapter 11 Cases (such financing, the “DIP Financing”), which financing remains subject to the execution of final documentation and approval of the Bankruptcy Court.

Substantial doubt about the Company’s ability to continue as a going concern exists in light of its Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to confirm a chapter 11 plan, consummate a restructuring transaction, and successfully emerge from the Chapter 11 Cases and generate sufficient liquidity to meet its obligations and operating needs.

Although management believes the Chapter 11 Cases will provide the Company with the necessary tools and protections to reach an agreement on, and implement, a restructuring transaction, the commencement of the Chapter 11 Cases constituted an event of default (and an acceleration event) under certain of the Company’s debt agreements and the enforcement of any remedies in respect of such default and acceleration is automatically stayed as a result of the Chapter 11 Cases. There are a number of risks and uncertainties associated with the Company’s chapter 11 filing, including (a) the Company may never confirm a chapter 11 plan or emerge from the Chapter 11 Cases, and (b) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries. See Part II, Item 1A – Risk Factors for a discussion of risks related to the Chapter 11 proceedings.

The Company continues to work with key stakeholders to negotiate the terms of a comprehensive restructuring to facilitate the Company's emergence from the Chapter 11 Cases. Accordingly, any restructuring transaction remains subject to negotiation and approval by the Bankruptcy Court, among other things. As a result, the Company has concluded that management’s plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

Additionally, the Company cannot assure you that its creditors or stockholders will receive any recovery in connection with the Chapter 11 Cases. The Company also cautions that trading in the Company’s common stock during the pendency of the Chapter 11 Cases is highly speculative, poses substantial risks, and is subject to potential restrictions imposed by the Bankruptcy Court. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases. The Company expects that its common stock will be delisted from the Nasdaq Global Market and begin trading in the over-the-counter (“OTC”) market. Accordingly, the Company urges caution with respect to existing and future investments in its common stock. Further, the Company expects that holders of the Company’s common stock will not receive distributions in the Chapter 11 Cases, and that the equity will be canceled under a chapter 11 plan.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
•
risks attendant to the bankruptcy process, including the Company's ability to finalize the DIP Financing, obtain approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases, including with respect to the DIP Financing;
•
the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company's restructuring process, on the Company's liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases);
•
the effects of the Chapter 11 Cases on the interests of various constituents and financial stakeholders;
•
the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•
objections to the Company’s restructuring process, the DIP Financing, or other pleadings filed that could protract the Chapter 11 Cases;
•
risks associated with third-party motions in the Chapter 11 Cases;
•
Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general;
•
the Company’s ability to comply with the restrictions imposed by the terms and conditions of the DIP Financing and any other financing arrangements;
•
employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties;
•
risks associated with the potential delisting or the suspension of trading in its common stock by the Nasdaq Global Market;
•
the adverse impact of the Chapter 11 Cases on our business, financial condition, and results of operations;
•
our ability to successfully adopt and implement a restructuring plan that is approved by the Bankruptcy Court and emerge from the Chapter 11 Cases;
•
our ability to improve our liquidity and long-term capital structure to address our debt service obligations;
•
our ability to make the required payments under the agreements governing our debt obligations;
•
our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•
our ability to receive any required approvals of a restructuring plan and the response of our securityholders, other stakeholders and customers;
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
•
the impact of legislative and regulatory changes in the U.S. and globally, including as a result of the One Big Beautiful Bill Act, on the Company’s tax rate, accounting practices, operations and results;
•
our ability to attract and retain customers for our products, and to optimize product pricing;
•
our ability to effectively manage our growth strategy and future expenses, including our startup and transition costs;
•
our ability to successfully expand in our existing wind energy markets, including our ability to expand our field service inspection and repair services business;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$106,419	$196,518
Restricted cash	9,798	9,639
Accounts receivable	69,053	130,645
Contract assets	83,725	43,849
Prepaid expenses	17,800	15,692
Other current assets	38,704	25,872
Inventories	4,099	3,968
Assets held for sale	18,095	17,301
Current assets of discontinued operations	975	1,606
Total current assets	348,668	445,090
Property, plant and equipment, net	88,974	93,144
Operating lease right of use assets	112,728	122,589
Other noncurrent assets	41,339	31,641
Total assets	$591,709	$692,464

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$267,185	$235,469
Accrued warranty	44,812	38,768
Current maturities of long-term debt	615,878	131,363
Current operating lease liabilities	27,347	26,224
Contract liabilities	25,077	40,392
Current liabilities of discontinued operations	713	1,752
Total current liabilities	981,012	473,968
Long-term debt, net of current maturities	—	485,239
Noncurrent operating lease liabilities	88,502	99,428
Other noncurrent liabilities	7,632	7,065
Total liabilities	1,077,146	1,065,700
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 50,319 shares issued and 48,730 shares outstanding at June 30, 2025 and 100,000 shares authorized, 48,683 shares issued and 47,609 shares outstanding at December 31, 2024	503	487
Paid-in capital	439,756	438,002
Accumulated other comprehensive loss	(19,554)	(22,818)
Accumulated deficit	(893,595)	(777,055)
Treasury stock, at cost, 1,589 shares at June 30, 2025 and 1,074 shares at December 31, 2024	(12,547)	(11,852)
Total stockholders’ deficit	(485,437)	(373,236)
Total liabilities and stockholders’ deficit	$591,709	$692,464

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net sales	$276,245	$309,817	$612,402	$603,863
Cost of sales	296,591	313,562	638,330	613,057
Startup and transition costs	8,662	20,678	17,032	42,907
Total cost of goods sold	305,253	334,240	655,362	655,964
Gross loss	(29,008)	(24,423)	(42,960)	(52,101)
General and administrative expenses	4,551	9,211	10,470	17,614
Loss on sale of assets and asset impairments	5,734	3,083	8,283	4,918
Restructuring charges, net	113	298	485	480
Loss from continuing operations	(39,406)	(37,015)	(62,198)	(75,113)
Other income (expense):
Interest expense, net	(24,618)	(22,428)	(48,822)	(43,811)
Foreign currency (loss) income	(4,817)	132	(7,158)	(499)
Miscellaneous (expense) income	(414)	227	1,050	2,702
Total other expense	(29,849)	(22,069)	(54,930)	(41,608)
Loss from continuing operations before income taxes	(69,255)	(59,084)	(117,128)	(116,721)
Income tax benefit (provision)	680	(2,412)	262	(5,654)
Net loss from continuing operations	(68,575)	(61,496)	(116,866)	(122,375)
Net income (loss) from discontinued operations	348	(29,593)	326	(30,182)
Net loss attributable to common stockholders	$(68,227)	$(91,089)	$(116,540)	$(152,557)

Weighted-average shares of common stock outstanding:
Basic	48,685	47,504	48,343	47,354
Diluted	48,685	47,504	48,343	47,354

Net loss from continuing operations per common share:
Basic	$(1.41)	$(1.30)	$(2.42)	$(2.58)
Diluted	$(1.41)	$(1.30)	$(2.42)	$(2.58)

Net income (loss) from discontinued operations per common share:
Basic	$0.01	$(0.62)	$0.01	$(0.64)
Diluted	$0.01	$(0.62)	$0.01	$(0.64)

Net loss per common share:
Basic	$(1.40)	$(1.92)	$(2.41)	$(3.22)
Diluted	$(1.40)	$(1.92)	$(2.41)	$(3.22)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss from continuing operations	$(68,575)	$(61,496)	$(116,866)	$(122,375)
Net income (loss) from discontinued operations	348	(29,593)	326	(30,182)
Net loss attributable to common stockholders	(68,227)	(91,089)	(116,540)	(152,557)
Other comprehensive income (loss):
Foreign currency translation adjustments	112	(147)	649	(1,405)
Amortization of unrecognized actuarial losses	267	—	618	—
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 for each of the presented periods	1,591	—	(311)	—
Reclassification of loss on hedging derivatives, net of taxes of $0 for each of the presented periods	981	—	2,308	—
Comprehensive loss	$(65,276)	$(91,236)	$(113,276)	$(153,962)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	deficit
	(in thousands)
Balance at December 31, 2024	48,683	$487	$438,002	$(22,818)	$(777,055)	$(11,852)	$(373,236)
Net loss	—	—	—	—	(48,313)	—	(48,313)
Other comprehensive income	—	—	—	313	—	—	313
Common stock repurchased for treasury	—	—	—	—	—	(693)	(693)
Issuances under share- based compensation plan	1,554	15	—	—	—	—	15
Share-based compensation expense	—	—	1,220	—	—	—	1,220
Balance at March 31, 2025	50,237	502	439,222	(22,505)	(825,368)	(12,545)	(420,694)
Net loss	—	—	—	—	(68,227)	—	(68,227)
Other comprehensive income	—	—	—	2,951	—	—	2,951
Common stock repurchased for treasury	—	—	—	—	—	(2)	(2)
Issuances under share- based compensation plan	82	1	—	—	—	—	1
Share-based compensation expense	—	—	534	—	—	—	534
Balance at June 30, 2025	50,319	$503	$439,756	$(19,554)	$(893,595)	$(12,547)	$(485,437)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	deficit
	(in thousands)
Balance at December 31, 2023	46,990	$470	$431,335	$(7,627)	$(536,348)	$(10,134)	$(122,304)
Net loss	—	—	—	—	(61,468)	—	(61,468)
Other comprehensive loss	—	—	—	(1,258)	—	—	(1,258)
Common stock repurchased for treasury	—	—	—	—	—	(1,641)	(1,641)
Issuances under share- based compensation plan	1,524	15	—	—	—	—	15
Share-based compensation expense	—	—	2,589	—	—	—	2,589
Balance at March 31, 2024	48,514	485	433,924	(8,885)	(597,816)	(11,775)	(184,067)
Net loss	—	—	—	—	(91,089)	—	(91,089)
Other comprehensive loss	—	—	—	(147)	—	—	(147)
Common stock repurchased for treasury	—	—	—	—	—	(8)	(8)
Issuances under share- based compensation plan	87	1	—	—	—	—	1
Share-based compensation expense	—	—	1,051	—	—	—	1,051
Balance at June 30, 2024	48,601	$486	$434,975	$(9,032)	$(688,905)	$(11,783)	$(274,259)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(116,540)	$(152,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,887	15,829
Loss on sale of assets and asset impairments	8,283	29,847
Share-based compensation expense	1,754	3,640
Amortization of debt issuance costs	17,256	15,654
Paid-in-kind interest	24,734	22,308
Deferred income taxes	(8,954)	(2,414)
Changes in assets and liabilities:
Accounts receivable	53,542	(16,747)
Contract assets and liabilities	(55,441)	(19,018)
Operating lease right of use assets and operating lease liabilities	58	464
Inventories	863	331
Prepaid expenses	(2,174)	(1,599)
Other current assets	(98)	4,905
Other noncurrent assets	1,718	(857)
Accounts payable and accrued expenses	32,932	28,678
Accrued warranty	6,044	(3,483)
Other noncurrent liabilities	567	(889)
Net cash used in operating activities	(21,569)	(75,908)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,216)	(15,405)
Net cash used in investing activities	(10,216)	(15,405)
Cash flows from financing activities:
Proceeds from working capital loans	46,332	112,621
Repayments of working capital loans	(90,012)	(80,102)
Payments of deferred debt restructuring costs	(12,709)	—
Principal repayments of finance leases	(491)	(610)
Proceeds from (repayments of) other debt	1,394	(853)
Repurchase of common stock including shares withheld in lieu of income taxes	(695)	(1,649)
Net cash (used in) provided by financing activities	(56,181)	29,407
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(2,604)	131
Net change in cash, cash equivalents and restricted cash	(90,570)	(61,775)
Cash, cash equivalents and restricted cash, beginning of year	207,659	172,813
Cash, cash equivalents and restricted cash, end of period	$117,089	$111,038

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$9,068	$6,665
Cash paid for income taxes, net of refunds	10,866	15,283
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	814	11,376
Property, plant, and equipment obtained in exchange for new finance lease liabilities	63	235
Accrued capital expenditures in accounts payable	3,251	3,630

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	June 30,	December 31,	June 30,	December 31,
	2025	2024	2024	2023
	(in thousands)
Cash and cash equivalents	$106,419	$196,518	$101,861	$161,059
Restricted cash	9,798	9,639	8,451	10,838
Cash and cash equivalents of discontinued operations	872	1,502	726	916
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$117,089	$207,659	$111,038	$172,813

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2025, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

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

Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we evaluate on a quarterly basis whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2025, we had unrestricted cash and cash equivalents, including those related to discontinued operations, of $107.3 million, a working capital deficiency of $632.3 million, and limited availability under our international credit facilities. For the six months ended June 30, 2025, the Company incurred a net loss attributable to common stockholders of $116.5 million and realized a decrease of $90.7 million in unrestricted cash and cash equivalents. The decrease in unrestricted cash and cash equivalents was significantly impacted by: (a) payments on credit facilities in Türkiye and India as a result of constrained borrowing capacity from our lenders, (b) the impacts of the ongoing labor strike by our manufacturing production associates at our facilities in Türkiye, which commenced on May 13, 2025 (c) the impact of lower than expected wind blade production volume at our Mexico facilities due to a temporary production stoppage from a safety stand-down in the second quarter of 2025, and (d) the impact of significant professional fees and other costs incurred in the second quarter of 2025 in connection with our previously announced strategic review of the business.

Further, as disclosed in the following section, subsequent to the balance sheet date, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is an event of default that accelerated our debt obligations. Based on this, and on our evaluation of our current forecast and liquidity assessment, our unrestricted cash and cash equivalents, cash flows from operating activities, availability and commitments under existing financing agreements, and factors that arose during the second quarter of 2025, we have concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the conditions raising substantial doubt. Therefore, substantial doubt exists regarding our ability to continue as a going concern for a period of at least twelve months from the date our condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Voluntary Petition for Reorganization

As disclosed in Note 18, Subsequent Events, on August 11, 2025, the Debtors each filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company has filed customary “first-day” motions with the Bankruptcy Court seeking authorization to support ongoing operations during the Chapter 11 Cases, including to (i) pay employee wages and benefits, (ii) pay certain critical vendors and suppliers for goods and services provided before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the Credit Agreement and the 5.25% Convertible Senior Unsecured Notes (the “Convertible Notes”), amounting to borrowings of approximately $465.9 million and $132.5 million, respectively, plus any accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, shall be immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the forgoing acceleration event, all of the Company's outstanding indebtedness, including indebtedness subject to cross default provisions, has been classified as current debt in the accompanying unaudited condensed consolidated balance sheet of the Company as of June 30, 2025.

The bankruptcy filing represents an adverse event that creates substantial uncertainty regarding the Company’s ability to recover its assets and satisfy its liabilities in the ordinary course of business. In this regard, while management believes the Company will be able to emerge from the Chapter 11 Cases and continue to operate as a viable going concern, the Company may never confirm a chapter 11 plan or emerge from the Chapter 11 Cases, and the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, which may impact the Company’s ability to successfully emerge from bankruptcy. Any restructuring transaction remains subject to negotiation and approval by the Bankruptcy Court, among other things. Accordingly, management can provide no assurance that a restructuring transaction will be consummated.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
			(in thousands)
Net sales	$—	$7,270	$—	$12,286
Cost of sales	17	11,322	34	18,965
Gross loss	(17)	(4,052)	(34)	(6,679)
General and administrative expenses	—	—	—	(1,704)
Loss on sale of assets and asset impairments	—	19,712	—	19,369
Loss on sale of discontinued operations	—	5,560	—	5,560
Restructuring charges, net	(349)	465	(349)	465
Income (loss) from discontinued operations	332	(29,789)	315	(30,369)
Total other expense	365	241	360	279
Income (loss) before income taxes	697	(29,548)	675	(30,090)
Income tax provision	(349)	(45)	(349)	(92)
Net income (loss) from discontinued operations	$348	$(29,593)	$326	$(30,182)

The following table presents summarized cash flows from discontinued operations that are included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by operating activities from discontinued operations	$(1,014)	$2,625
Net cash used in investing activities from discontinued operations	—	(3,387)
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	—	(74)
Depreciation and amortization	—	457

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

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30, 2025
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$2,763	$178,292	$44,879	$37,280	$263,214
Field service, inspection and repair services sales	9,566	1,043	2,422	—	13,031
Total net sales	$12,329	$179,335	$47,301	$37,280	$276,245

	Three Months Ended June 30, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$158,844	$102,375	$43,071	$304,290
Field service, inspection and repair services sales	2,558	467	2,502	—	5,527
Total net sales	$2,558	$159,311	$104,877	$43,071	$309,817

	Six Months Ended June 30, 2025
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$3,667	$384,892	$132,239	$71,457	$592,255
Field service, inspection and repair services sales	14,018	1,914	4,215	—	20,147
Total net sales	$17,685	$386,806	$136,454	$71,457	$612,402

	Six Months Ended June 30, 2024
	U.S.	Mexico	EMEA	India	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$311,205	$198,161	$83,829	$593,195
Field service, inspection and repair services sales	6,760	564	3,344	—	10,668
Total net sales	$6,760	$311,769	$201,505	$83,829	$603,863

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contract assets and contract liabilities consisted of the following:

	June 30,	December 31,
	2025	2024	$ Change
	(in thousands)
Gross contract assets	$149,552	$96,205	$53,347
Less: reclassification from contract liabilities	(65,827)	(52,356)	(13,471)
Contract assets	$83,725	$43,849	$39,876

	June 30,	December 31,
	2025	2024	$ Change
	(in thousands)
Gross contract liabilities	$90,904	$92,748	$(1,844)
Less: reclassification to contract assets	(65,827)	(52,356)	(13,471)
Contract liabilities	$25,077	$40,392	$(15,315)

Gross contract assets increased by $53.3 million from December 31, 2024 to June 30, 2025, primarily due to an increase in customer specific material purchases and incremental unbilled production during the six months ended June 30, 2025. Gross contract liabilities decreased by $1.8 million from December 31, 2024 to June 30, 2025, primarily due to repayments of certain customer advances during the six months ended June 30, 2025.

For the six months ended June 30, 2025, we recognized $15.3 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $650.4 million. We estimate that we will recognize 100% of the remaining performance obligations as revenue during the year ended December 31, 2025.

For the three and six months ended June 30, 2025, net revenue recognized from our performance obligations satisfied in previous periods decreased by $11.4 million and $13.3 million, respectively. For the three and six months ended June 30, 2024, net revenue recognized from our performance obligations satisfied in previous periods decreased by $14.6 million and $20.0 million, respectively. The decrease for the three and six months ended June 30, 2025 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 4. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 16 – Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At June 30, 2025 and December 31, 2024, we had $76.0 million and $137.5 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At June 30, 2025, this included $21.8 million in Türkiye, $6.4 million in India, $1.4 million in Mexico and $0.8 million in other countries. As of December 31, 2024, this included $53.2 million in Türkiye, $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. We have not experienced losses to date in these accounts. In addition, at June 30, 2025 and December 31, 2024, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.9 million and $1.5 million, respectively.

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

The Company has a lease agreement with Dere Construction Taahhut A.S. (“Dere Construction”) that commenced in 2015 and continues for a term through April 30, 2028, and includes various options to renew. In February 2025, Dere Construction reported that it had acquired 11,999,441 shares of our common stock. Rent paid by the Company to Dere Construction was $1.8 million and $3.5 million for the three and six months ended June 30, 2025 and $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively. See Note 9 – Leases.

Note 6. Accrued Warranty

The warranty accrual activity consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Warranty accrual at beginning of period	$46,793	$37,500	$38,768	$37,483
Accrual during the period	3,675	2,895	8,013	5,486
Cost of warranty services provided during the period	(7,232)	(6,262)	(16,953)	(16,867)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	1,576	(133)	14,984	7,898
Warranty accrual at end of period	$44,812	$34,000	$44,812	$34,000

Note 7. Debt

Long-term debt, net of current maturities, consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
11% Senior secured term loan—U.S. (1)	$465,878	$441,144
5.25% Convertible senior unsecured notes—U.S. (2)	132,500	132,500
Unsecured financing—EMEA	85,846	115,254
Secured and unsecured working capital—India	—	14,307
Other debt and equipment finance leases	3,013	2,012
Total debt—principal	687,237	705,217
Less: Debt issuance costs	(2,605)	(3,077)
Less: Debt discount (3)	(68,754)	(85,538)
Total debt, net of debt issuance costs and debt discount	615,878	616,602
Less: Current maturities of long-term debt (4)	(615,878)	(131,363)
Long-term debt, net of current maturities	$—	$485,239

(1) As of June 30, 2025, includes principal balance of $393.0 million and $72.9 million of paid in kind interest.

(2) The conversion requirements were not satisfied as of June 30, 2025 and as a result, the 5.25% Convertible senior unsecured notes (the “Convertible Notes”) will not be eligible for optional conversion during the third quarter of 2025.

(3) Unamortized debt discount of $68.8 million is related to our Term Loan.

(4) The commencement of the Chapter 11 proceedings constituted an event of default that accelerated the Company’s obligations under the Term Loan and Convertible Notes (without any action on the part of such noteholders). Accordingly, all long-term

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

debt was classified as current on the unaudited condensed consolidated balance sheet as of June 30, 2025. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings and rights to enforcement under such debt instruments are subject to the applicable provisions of the Bankruptcy Code. See Note 18 – Subsequent Events for further information.

Note 8. Share-Based Compensation Plans

During the six months ended June 30, 2025, we granted to certain employees an aggregate of 508,760 timed-based restricted stock units (RSUs), 175,136 performance-based restricted stock units (PSUs) that vest upon achievement of annual, adjusted Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA) targets measured from January 1, 2026 through December 31, 2028, and 181,218 PSUs that vest upon achievement of certain cumulative total shareholder return (TSR) targets measured from January 1, 2026 through December 31, 2028. The RSUs that were granted during the period vest over a three-year period with 25% of the RSUs vesting on the first and second anniversary of the grant date, and 50% vesting on the third anniversary of the grant date. Each of the time-based and performance-based RSU awards are subject to the recipient’s continued service with us, the terms and conditions of our stock option and incentive plan and the applicable award agreement.

The share-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$108	$197	$332	$890
General and administrative expenses	426	965	1,422	2,798
Total share-based compensation expense	$534	$1,162	$1,754	$3,688

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
RSUs	$325	$991	$1,248	$2,905
Stock options	27	172	158	414
PSUs	182	(1)	348	369
Total share-based compensation expense	$534	$1,162	$1,754	$3,688

Note 9. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and nine years, some of which may include options to extend the leases up to ten years.

The Company has an operating lease with Dere Construction, which is a related party (see Note 5 – Related Party Transactions). The lease term began in 2015 and continues through 2028 and includes various options to renew. As of June 30, 2025, this lease accounted for $18.8 million of right of use assets and $18.8 million of operating lease liabilities, of which $6.1 million was classified as current operating liabilities. As of December 31, 2024, this lease accounted for $19.2 million of right of use assets and $19.2 million of operating lease liabilities, of which $5.2 million was classified as current operating lease liabilities. Lease expense is recognized on a straight-line basis and was $1.8 million and $3.5 million for the three and six months ended June 30, 2025 and $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively.

The filing of the Chapter 11 Cases on August 11, 2025 constitutes an event of default under certain of the Company's lease agreements, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on the Company's ongoing bankruptcy proceedings and its related automatic stay and other protections, refer to Note 18 – Subsequent Events.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Total operating lease cost	$9,378	$12,170	$18,603	$19,423

Finance lease cost
Amortization of assets under finance leases	$796	$905	$1,642	$1,994
Interest on finance leases	25	72	61	148
Total finance lease cost	$821	$977	$1,703	$2,142

Total finance lease assets and liabilities were as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Finance Leases
Property, plant and equipment, gross	$37,968	$36,020
Less: accumulated depreciation	(35,594)	(32,135)
Total property, plant and equipment, net	$2,374	$3,885

Current maturities of long-term debt	$328	$683
Long-term debt, net of current maturities	172	211
Total finance lease liabilities	$500	$894

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,303	$19,044
Operating cash flows from finance leases	61	148
Financing cash flows from finance leases	491	610

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

Mexican Peso

With regards to our foreign exchange call option contracts, for the three and six months ended June 30, 2025, $1.9 million and $3.8 million of premium amortization was recorded through cost of sales within our condensed consolidated statements of operations, respectively. In June 2025, we sold the remaining unexercised foreign exchange call option contracts with monthly expirations from July through December 2025, and recognized cash proceeds of $4.8 million from the sale. We recognized a gain on the sale of

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

approximately $0.3 million and this gain related to the ineffective portion of the cash flow hedge was recorded in other income. There were no remaining outstanding foreign exchange call option contracts as of June 30, 2025.

Turkish Lira

As of June 30, 2025, the notional values associated with our foreign exchange forward contracts is approximately 1.8 billion Turkish Lira (or approximately $45.0 million).

The fair values and location of our financial instruments in our condensed consolidated balance sheets were as follows:

	Condensed Consolidated	June 30,	December 31,
Financial Instrument	Balance Sheet Line Item	2025	2024
		(in thousands)
Foreign exchange call option contracts	Other current assets	$—	$1,987
Foreign exchange forward contracts	Other current assets	—	631
Foreign exchange forward contracts	Accounts payable and accrued expenses	3,039	—

The following table presents the pretax loss (gain) amounts reclassified from accumulated other comprehensive loss into our condensed consolidated statements of operations:

Accumulated	Condensed Consolidated	Three Months Ended		Six Months Ended
Other Comprehensive	Statement of Operations	June 30,		June 30,
Loss Component	Line Item	2025	2024	2025	2024
		(in thousands)
Foreign exchange call option contracts	Other income	$(336)	$—	$(336)	$—
Foreign exchange call option contracts	Cost of sales	$156	$—	$2,044	$—
Foreign exchange forward contracts	Cost of sales	825	—	263	—

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

Note 12. Income Taxes

For the three and six months ended June 30, 2025, we reported an income tax benefit of $0.7 million and $0.3 million, respectively, as compared to an income tax provision of $2.4 million and $5.7 million, in the comparative prior year periods, respectively. The

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

decreased income tax provision during the three and six months ended June 30, 2025, resulted primarily from the change in the mix of earnings from foreign jurisdictions, valuation allowance, and reduction in certain permanent adjustments.

We do not record a deferred tax liability related to unremitted earnings as we maintain our assertion to indefinitely reinvest our unremitted foreign earnings.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, including modifications to the international tax framework, restoration of tax treatment for certain business provisions, and accelerated the phase-out of certain Inflation Reduction Act incentives, including the advanced manufacturing production credit. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are evaluating the potential impact of these changes, but we currently do not anticipate a material impact on our consolidated financial statements.

Note 13. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(68,575)	$(61,496)	$(116,866)	$(122,375)
Net income (loss) from discontinued operations	348	(29,593)	326	(30,182)
Net loss attributable to common stockholders	$(68,227)	$(91,089)	$(116,540)	$(152,557)

Denominator:
Basic weighted-average shares outstanding	48,685	47,504	48,343	47,354
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	48,685	47,504	48,343	47,354

Loss from continuing operations per common share:
Basic	$(1.41)	$(1.30)	$(2.42)	$(2.58)
Diluted	$(1.41)	$(1.30)	$(2.42)	$(2.58)

Income (loss) from discontinued operations per common share:
Basic	$0.01	$(0.62)	$0.01	$(0.64)
Diluted	$0.01	$(0.62)	$0.01	$(0.64)

Loss per common share:
Basic	$(1.40)	$(1.92)	$(2.41)	$(3.22)
Diluted	$(1.40)	$(1.92)	$(2.41)	$(3.22)

Dilutive shares excluded from the calculation due to net losses in the period	509	577	478	346
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	1,366	487	993	790

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Six Months Ended June 30, 2025
	Foreign	Accrued
	currency	post-retirement	Foreign
	translation	benefit	exchange	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2024	$(9,081)	$(8,804)	$(4,933)	$(22,818)
Other comprehensive income (loss) before reclassifications	537	—	(1,902)	(1,365)
Amounts reclassified from AOCL	—	351	1,327	1,678
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	537	351	(575)	313
Balance at March 31, 2025	(8,544)	(8,453)	(5,508)	(22,505)
Other comprehensive income before reclassifications	112	—	1,591	1,703
Amounts reclassified from AOCL	—	267	981	1,248
Net tax effect	—	—	—	—
Net current period other comprehensive income	112	267	2,572	2,951
Balance at June 30, 2025	$(8,432)	$(8,186)	$(2,936)	$(19,554)

	Six Months Ended June 30, 2024
	Foreign	Accrued
	currency	post-retirement	Foreign
	translation	benefit	exchange	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2023	$(7,627)	$—	$—	$(7,627)
Other comprehensive loss before reclassifications	(1,258)	—	—	(1,258)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive loss	(1,258)	—	—	(1,258)
Balance at March 31, 2024	(8,885)	—	—	(8,885)
Other comprehensive loss before reclassifications	(147)	—	—	(147)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive loss	(147)	—	—	(147)
Balance at June 30, 2024	$(9,032)	$—	$—	$(9,032)

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion Gmbh (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. In November 2022, the court appointed an independent expert to assess whether Senvion was solvent at the time of the relevant payments. In July

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2025, the independent expert submitted its assessment to the court, which concluded that Senvion was not insolvent at the time when the Company received substantially all of the payments from Senvion. Based on the results of the independent expert’s assessment, we believe we have meritorious defenses to the alleged voidance claims, and any subsequent challenges by the insolvency estate to the expert’s assessment would not be expected to have a material impact on our financial condition, results of operations, or cash flows.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, certain actions may continue pursuant to certain governmental powers.

Collective Bargaining Agreements

In March 2025, we agreed to an amendment to our collective bargaining agreement with our associates in Matamoros, Mexico, which is in effect through March 2027.

Certain of our associates in Türkiye are covered by a collective bargaining agreement. This collective bargaining agreement expired at the end of December 31, 2024. On May 13, 2025, our manufacturing production employees at both of our facilities in Izmir, Türkiye, who are represented by a labor union and comprise approximately 78% of our total workforce in Türkiye, went on strike demanding a significant increase in their hourly wage rate and certain benefits, which would adversely impact the competitiveness of our operations in Türkiye. Production at both facilities remains suspended due to unsuccessful negotiations with the labor union representing our manufacturing production employees.

Note 16. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
GE	$121,880	44.1%	$94,722	30.6%	$255,374	41.7%	$194,788	32.3%
Vestas	109,228	39.5	86,634	28.0	218,643	35.7	150,334	24.9
Nordex	39,244	14.2	108,658	35.1	103,578	16.9	215,353	35.7

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	June 30,	December 31,
	2025	2024
Customer	% of Total	% of Total
GE	39.1%	8.8%
Vestas	29.2	6.4
Nordex	19.1	64.4

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

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales by segment (and geographic location):
U.S.	$12,329	$2,558	$17,685	$6,760
Mexico	179,335	159,311	386,806	311,769
EMEA	47,301	104,877	136,454	201,505
India	37,280	43,071	71,457	83,829
Total net sales	$276,245	$309,817	$612,402	$603,863

Cost of goods sold:
U.S.	$11,473	$1,320	$17,650	$4,335
Mexico	202,184	190,931	426,436	369,602
EMEA	55,916	101,390	142,105	201,497
India	35,680	40,599	69,171	80,530
Total cost of goods sold	$305,253	$334,240	$655,362	$655,964

Other segment expenses (1):
U.S.	$2,653	$15,376	$7,722	$23,925
Mexico	4,983	2,374	7,160	3,022
EMEA	2,447	(5,431)	3,847	(4,599)
India	315	273	509	664
Total other segment expenses	$10,398	$12,592	$19,238	$23,012

Income (loss) from continuing operations:
U.S.	$(1,795)	$(14,137)	$(7,687)	$(21,499)
Mexico	(27,834)	(33,994)	(46,790)	(60,855)
EMEA	(11,062)	8,917	(9,498)	4,606
India	1,285	2,199	1,777	2,635
Total loss from continuing operations	$(39,406)	$(37,015)	$(62,198)	$(75,113)

Capital expenditures:
U.S.	$1,838	$2,264	$3,613	$5,312
Mexico	1,239	4,601	5,424	5,825
EMEA	388	208	411	3,820
India	239	47	768	448
Total capital expenditures	$3,704	$7,120	$10,216	$15,405

Depreciation and amortization:
U.S.	$728	$790	$1,398	$1,557
Mexico	3,209	3,174	6,314	6,926
EMEA	1,792	1,962	3,549	4,056
India	1,269	1,408	2,626	2,833
Total depreciation and amortization	$6,998	$7,334	$13,887	$15,372

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2025	2024
	(in thousands)
Tangible long-lived assets:
U.S.	$12,140	$10,061
Mexico	39,640	41,994
EMEA	16,980	18,369
India	20,214	22,720
Total tangible long-lived assets	$88,974	$93,144

Total assets:
U.S.	$116,411	$138,543
Mexico	176,792	149,396
EMEA	145,862	246,045
India	151,669	156,874
Total assets from continuing operations	$590,734	$690,858

(1) Other segment expenses include general and administrative, loss on sale of assets and asset impairments, and restructuring charges.

Note 18. Subsequent Events

Voluntary Petitions for Reorganization

On the Petition Date, the Debtors each filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/TPIComposites. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this documentation.

The Chapter 11 Cases were filed in order to facilitate a financial and operational restructuring of the Company’s business and balance sheet. The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company has filed customary first-day motions with the Bankruptcy Court seeking authorization to support ongoing operations during the Chapter 11 Cases, including, among others, motions to (i) pay employee wages and benefits, (ii) pay certain critical vendors and suppliers for goods and services provided before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due. The Debtors have also reached an agreement with Oaktree Fund Administration LLC as administrative agent (the “Administrative Agent”) and certain other lenders affiliated with the DIP Lenders to obtain financing intended to facilitate the Company's financial and operational restructuring pursuant to the Chapter 11 Cases, which financing remains subject to the execution of the final document.

Effect of Chapter 11 Cases & Automatic Stay on Pre-Petition Debt Obligations

The commencement of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company’s obligations under the documents governing the Term Loan and the Convertible Notes as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Term Loan, the paid-in-kind interest, shall be immediately due and payable. Accordingly, all long-term debt was classified as current on the unaudited condensed consolidated balance sheet as of June 30, 2025. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Additionally, in connection with the Chapter 11 Cases, the Company has incurred, and expects to continue to incur, significant professional fees and other costs in connection with the Chapter 11 Cases. There can be no assurance that the Company’s current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases.

TPI COMPOSITES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Adoption of ASC 852 – Reorganizations

For periods occurring after the Petition Date, the Company will adopt FASB ASC Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

The Company is currently assessing whether or not it will qualify for fresh start accounting upon emergence from Chapter 11. If the Company were to meet the requirements to adopt the fresh start accounting rules, its assets and liabilities would be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on its unaudited condensed consolidated balance sheets.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, certain actions may continue pursuant to certain governmental powers.

Nasdaq Notification Letter

On August 8, 2025, the Company received a written notification letter (the “Notification Letter”) from The NASDAQ Global Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from June 26, 2025 to August 7, 2025, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2026, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance, Nasdaq will suspend trading of our common stock and commence delisting procedures from Nasdaq.

We expect to receive a notice of delisting from Nasdaq notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rule 5801, that our common stock will be delisted from Nasdaq and trading of our common stock was suspended immediately. Delisting will have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock is likely to become more volatile. Delisting may also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing. Delisting is expected to negatively impact your ability to sell or otherwise transact in our common stock. Our delisting from Nasdaq will become effective ten calendar days after the Form 25 is filed by Nasdaq and the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

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

We completed the divestiture of our automotive business in June 2024 and our tooling business on August 8, 2025.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

Voluntary Petitions for Reorganization

On August 11, 2025 (the “Petition Date”), TPI Composites, Inc. (the “Company”) and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, collectively, the “Company Parties” or the “Debtors”) each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/TPIComposites. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

The Chapter 11 Cases were filed in order to facilitate a financial and operational restructuring of the Company’s business and balance sheet. The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company has filed customary “first-day” motions with the Bankruptcy Court seeking authorization to support ongoing operations during the Chapter 11 Cases, including, among others, motions to (i) pay employee wages and benefits, (ii) pay certain critical vendors and suppliers for goods and services provided before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due. The Debtors have also reached an agreement with Oaktree Fund Administration, LLC as administrative agent (the “Administrative Agent”) and certain other lenders affiliated with Oaktree Capital Management (collectively, the “DIP Lenders”) to obtain financing intended to facilitate the Company’s financial and operational restructuring pursuant to the Chapter 11 Cases (such financing, the “DIP Financing”), which financing remains subject to the execution of final documentation and approval of the Bankruptcy Court.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the Credit Agreement and the Convertible Notes, amounting to borrowings of approximately $465.9 million and $132.5 million, respectively, plus any accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, shall be immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Notice of Non-Compliance

On August 8, 2025, the Company received the Notification Letter from The Nasdaq Global Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from June 26, 2025 to August 7, 2025, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2026, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance, Nasdaq will suspend trading of our common stock and commence delisting procedures from Nasdaq. We intend to consider all available options to regain compliance with the minimum bid price requirement, including in connection with our ongoing review of strategic alternatives.

Market update

Geopolitical events around the world have accelerated regional needs for energy independence and security. Climate change also continues to drive the need for renewable energy solutions and net-zero carbon emissions. The global demand for clean energy continues to rise, driven by factors such as the growing need for data centers dedicated to artificial intelligence, semiconductor chip manufacturers, the adoption of electric vehicles, and the electrification of buildings.

The U.S. continues to be our most important market. However, the U.S. market has been impacted by recent policy uncertainty for renewable energy coming from the current administration, which has resulted in a reduction in orders and investment dollars flowing into wind projects during the first half of 2025. In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which significantly changes the current wind energy tax credits, and phases out certain tax credits for wind components produced and sold after December 31, 2027. While this may result in higher near-term demand for wind blades in order for our customers to qualify for tax credits prior to expiration, these changes could have long-term implications that contribute to an overall lower outlook in the U.S. wind market.

We continue to monitor the global tariffs announced by the U.S. and assess the impacts of such tariffs on our business. Currently, the wind blades manufactured in our Mexico facilities that are imported into the U.S. are exempt from tariffs as they qualify under the U.S.-Mexico-Canada Agreement (USMCA) that has been in effect since July 2020. The wind blades manufactured in our Türkiye and India facilities are typically transferred to our customers once they have left our facilities and any import duties at the final installation destination are borne by our customers. We are subject to current tariffs on certain raw materials imported into the U.S. for use in production at our recently started Iowa manufacturing facility, but these are not expected to have a material impact on our business.

While long-term onshore market growth in Europe remains in sight, the economic viability of pursuing that demand with European-based manufacturing is becoming increasingly challenging. Historically, we have serviced the European market with our plants in Türkiye. We continue to expect a hyperinflationary environment in Türkiye and Türkiye’s monetary policy continues to limit Turkish Lira devaluation, resulting in a very challenging environment to export goods out of Türkiye. Furthermore, while we have successfully competed with Chinese wind blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by the Chinese government, has added to the challenging competitive environment outside of the U.S. Unlike the U.S., which has implemented tariffs to protect against unfair competition and tax laws to encourage near shoring and domestic manufacturing, European governments have not taken similar steps to meaningfully help suppliers like us that supply components to our OEM customers. The implementation of the Foreign Subsidies Regulation (FSR) by the EU and its recent more aggressive actions to combat unfairly subsidized Chinese products are encouraging, but their focus to date has been on protecting OEMs and active parts of wind turbines that could potentially be controlled remotely versus passive parts, such as the blades that we manufacture for our customers. As a result of these factors, the Company is reviewing strategic alternatives with respect to its operations in Türkiye.

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

Certain of our associates in Türkiye are covered by a collective bargaining agreement. This collective bargaining agreement expired at the end of December 31, 2024. On May 13, 2025, our manufacturing production employees at both of our facilities in Izmir, Türkiye, who are represented by a labor union and comprise approximately 78% of our total workforce in Türkiye, went on strike demanding a significant increase in their hourly wage rate and certain benefits, which would adversely impact the competitiveness of our operations in Türkiye. Production at both facilities remains suspended due to unsuccessful negotiations with the labor union representing our manufacturing production employees. The ongoing strike has had a significant impact on our results of operations for the three and six months ended June 30, 2025, and if we are unable to reach an agreement with the associates, it could have further material impacts on our results of operations.

During the six months ended June 30, 2025, our unrestricted cash and cash equivalents, including amounts related to discontinued operations, decreased by $90.7 million, including a decrease of $66.1 million during the three months ended June 30, 2025. The decrease in unrestricted cash and cash equivalents during the second quarter of 2025 was largely due to: (a) payments on credit facilities in Türkiye and India as a result of constrained borrowing capacity from our lenders, (b) the impacts of the ongoing labor strike by our manufacturing production associates at our facilities in Türkiye, which commenced on May 13, 2025, (c) the impact of lower than expected wind blade production volume at our Mexico facilities due to a temporary production stoppage from a safety stand-down in the second quarter of 2025, and (d) the impact of significant professional fees and other costs incurred in the second quarter of 2025 in connection with our capital restructuring activities and Chapter 11 Cases.

Overall, the various economic challenges presented in the markets where we operate, as discussed above, continue to create uncertainty in the industry’s near-term outlook and continue to challenge our operations. Based on our evaluation of our current forecast and liquidity assessment, our unrestricted cash and cash equivalents, cash flows from operating activities, availability and commitments under existing financing agreements, and factors that arose during the second quarter of 2025, we have concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the conditions raising substantial doubt. Therefore, substantial doubt exists regarding our ability to continue as a going concern for a period of at least twelve months from the date our condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

KEY FINANCIAL MEASURES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$276,245	$309,817	$612,402	$603,863
Net loss from continuing operations	(68,575)	(61,496)	(116,866)	(122,375)
EBITDA (1)	(37,639)	(29,322)	(54,419)	(57,538)
Adjusted EBITDA (1)	(26,441)	(24,911)	(36,739)	(47,953)
Capital expenditures (2)			10,216	15,405
Free cash flow (1)(2)			(31,785)	(91,313)

	June 30,	December 31,
	2025	2024
	(in thousands)
Total debt, net of debt issuance costs and debt discount	$615,878	$616,602
Net debt (1)	(508,587)	(418,582)

(1)
See below for more information and a reconciliation of EBITDA, adjusted EBITDA, free cash flow and net debt to net loss from continuing operations attributable to common stockholders, net cash provided by (used in) operating activities and total debt, net of debt issuance costs, respectively, the most directly comparable financial measures calculated and presented in accordance with GAAP.
(2)
Capital expenditures and free cash flow include amounts from discontinued operations. Refer to Condensed Consolidated Statements of Cash Flows for more information.

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss attributable to common stockholders	$(68,227)	$(91,089)	$(116,540)	$(152,557)
Net (income) loss from discontinued operations	(348)	29,593	(326)	30,182
Net loss from continuing operations	(68,575)	(61,496)	(116,866)	(122,375)
Adjustments:
Depreciation and amortization	6,998	7,334	13,887	15,372
Interest expense, net	24,618	22,428	48,822	43,811
Income tax provision (benefit)	(680)	2,412	(262)	5,654
EBITDA	(37,639)	(29,322)	(54,419)	(57,538)
Share-based compensation expense	534	1,162	1,754	3,688
Foreign currency loss (income)	4,817	(132)	7,158	499
Loss on sale of assets and asset impairments	5,734	3,083	8,283	4,918
Restructuring charges, net	113	298	485	480
Adjusted EBITDA	$(26,441)	$(24,911)	$(36,739)	$(47,953)

Free cash flow is reconciled as follows:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(21,569)	$(75,908)
Capital expenditures	(10,216)	(15,405)
Free cash flow	$(31,785)	$(91,313)

Net debt is reconciled as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$106,419	$196,518
Cash and cash equivalents of discontinued operations	872	1,502
Total debt, net of debt issuance costs and debt discount	(615,878)	(616,602)
Net debt	$(508,587)	$(418,582)

KEY OPERATING METRICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sets	442	473	951	961
Estimated megawatts	1,584	2,024	3,517	4,074
Utilization	58%	63%	64%	65%
Dedicated manufacturing lines	36	38	36	38
Manufacturing lines installed	36	38	36	38
Wind blade ASP (in $ thousands)	$192	$208	$202	$197

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and six months ended June 30, 2025 and 2024 that have been derived from our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	107.4	101.2	104.2	101.5
Startup and transition costs	3.1	6.7	2.8	7.1
Total cost of goods sold	110.5	107.9	107.0	108.6
Gross loss	(10.5)	(7.9)	(7.0)	(8.6)
General and administrative expenses	1.7	2.9	1.7	2.9
Loss on sale of assets and asset impairments	2.1	1.0	1.4	0.8
Restructuring charges, net	0.0	0.1	0.1	0.1
Loss from continuing operations	(14.3)	(11.9)	(10.2)	(12.4)
Total other expense	(10.8)	(7.2)	(8.9)	(6.9)
Loss before income taxes	(25.1)	(19.1)	(19.1)	(19.3)
Income tax provision	0.3	(0.7)	0.0	(1.0)
Net loss from continuing operations	(24.8)	(19.8)	(19.1)	(20.3)
Net income (loss) from discontinued operations	0.1	(9.6)	0.1	(5.0)
Net loss attributable to common stockholders	(24.7)%	(29.4)%	(19.0)%	(25.3)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$263,214	$304,290	$(41,076)	(13.5)%	$592,255	$593,195	$(940)	(0.2)%
Field service, inspection and repair services sales	13,031	5,527	7,504	135.8	20,147	10,668	9,479	88.9
Total net sales	$276,245	$309,817	$(33,572)	(10.8)%	$612,402	$603,863	$8,539	1.4%

The decrease in wind blade, tooling, and other wind related (collectively, Wind) sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to a 7% and 1% net decrease, respectively, in the number of wind blades produced and lower average sales prices of wind blades due to changes in the mix of wind blade models produced. The change in volume was primarily due to an ongoing strike in our Türkiye manufacturing facilities and a temporary production stoppage due to a safety stand-down in our Mexico manufacturing facilities in the second quarter of 2025. This decrease in volume was partially offset by an increase in volume at one of our previously idled facilities in Juarez, Mexico that was starting up during the prior comparative period. The increase in field service, inspection and repair services (collectively, Field Services) sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 0.8% and an unfavorable impact of 0.1% on consolidated net sales during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
U.S.	$12,329	$2,558	$9,771	NM	$17,685	$6,760	$10,925	161.6%
Mexico	179,335	159,311	20,024	12.6	386,806	311,769	75,037	24.1
EMEA	47,301	104,877	(57,576)	(54.9)	136,454	201,505	(65,051)	(32.3)
India	37,280	43,071	(5,791)	(13.4)	71,457	83,829	(12,372)	(14.8)
Total net sales	$276,245	$309,817	$(33,572)	(10.8)%	$612,402	$603,863	$8,539	1.4%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$2,763	$—	$2,763	NM	$3,667	$—	$3,667	NM
Field service, inspection and repair services sales	9,566	2,558	7,008	NM	14,018	6,760	7,258	1.1
Total net sales	$12,329	$2,558	$9,771	NM	$17,685	$6,760	$10,925	161.6%

The increase in our U.S. segment's Wind sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to the restart of production at our Iowa manufacturing facility. The increase in our U.S. segment's Field Services sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$178,292	$158,844	$19,448	12.2%	$384,892	$311,205	$73,687	23.7%
Field service, inspection and repair services sales	1,043	467	576	123.3	1,914	564	1,350	NM
Total net sales	$179,335	$159,311	$20,024	12.6%	$386,806	$311,769	$75,037	24.1%

The increase in our Mexico segment's Wind sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to a 39% and 31% net increase, respectively, in the number of wind blades produced across our Mexico manufacturing facilities. The change in volume was primarily due to the restart of production of a previously idled facility in Juarez, Mexico, as well as higher utilization as certain of our manufacturing lines in Mexico were in serial production in the current periods, that were in transition during the prior comparative periods. This increase in volume was partially offset by a temporary production stoppage from a safety stand-down in the second quarter and a decrease in the number of wind blades produced at the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024. This increase in Wind sales was also partially offset by liquidated damages incurred in the second quarter of 2025 and a decrease in tooling sales. The increase in our Mexico segment's Field Services sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities.

EMEA Segment

The following table summarizes our net sales by product/service for the EMEA segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$44,879	$102,375	$(57,496)	(56.2)%	$132,239	$198,161	$(65,922)	(33.3)%
Field service, inspection and repair services sales	2,422	2,502	(80)	(3.2)	4,215	3,344	871	26.0
Total net sales	$47,301	$104,877	$(57,576)	(54.9)%	$136,454	$201,505	$(65,051)	(32.3)%

The decrease in our EMEA segment's Wind sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to a 68% and 41% net decrease, respectively, in the number of wind blades produced across our Türkiye manufacturing facilities due to the ongoing labor strike at both of our Türkiye manufacturing facilities, which commenced on May 13, 2025, and a reduction in overall demand from our Türkiye facilities. The increase in our EMEA segment's Field Services sales for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities. The fluctuating U.S. dollar relative to the Euro had a favorable impact of 4.2% and an unfavorable impact of 0.5% on the EMEA segment's net sales during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$37,280	$43,071	$(5,791)	(13.4)%	$71,457	$83,829	$(12,372)	(14.8)%
Total net sales	$37,280	$43,071	$(5,791)	(13.4)%	$71,457	$83,829	$(12,372)	(14.8)%

The decrease in our India segment's Wind sales for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to lower average sales prices of wind blades in India due to changes in the mix of wind blade models produced and a 10% net decrease in the number of wind blades produced across at our India manufacturing facility for the six months ended June 30, 2025.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Cost of sales	$296,591	$313,562	$(16,971)	(5.4)%	$638,330	$613,057	$25,273	4.1%
Startup costs	5,053	7,319	(2,266)	(31.0)	7,213	13,682	(6,469)	(47.3)
Transition costs	3,609	13,359	(9,750)	(73.0)	9,819	29,225	(19,406)	(66.4)
Total startup and transition costs	8,662	20,678	(12,016)	(58.1)	17,032	42,907	(25,875)	(60.3)
Total cost of goods sold	$305,253	$334,240	$(28,987)	(8.7)%	$655,362	$655,964	$(602)	(0.1)%
% of net sales	110.5%	107.9%		2.6%	107.0%	108.6%		(1.6)%

NM – not meaningful

Total cost of goods sold as a percentage of net sales increased by approximately 2.6% for the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to the ongoing labor strike at our Türkiye manufacturing facilities and a temporary production stoppage from a safety stand-down in the second quarter of 2025 and higher overtime at our Mexico manufacturing facilities. This increase was partially offset by lower startup and transition costs and the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period.

Total cost of goods sold as a percentage of net sales decreased by approximately 1.6% for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period.

The fluctuating U.S. dollar against the Euro, Turkish Lira, Mexican Peso and Indian Rupee had a combined favorable impact of 2.9% and 3.8% on consolidated cost of goods sold for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$4,551	$9,211	$(4,660)	(50.6)%	$10,470	$17,614	$(7,144)	(40.6)%
% of net sales	1.7%	2.9%		(1.2)%	1.7%	2.9%		(1.2)%

General and administrative expenses decreased by approximately 50.6% and 40.6% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to lower employee compensation costs, and lower professional service and consulting fees unrelated to our capital restructuring activities, partially offset by increased network and telecommunication costs associated with the implementation of our advanced technology processes in the first half of 2025.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Loss on sale of receivables	$5,164	$2,540	$2,624	103.3%	$7,756	$3,927	$3,829	97.5%
Loss on sale of other assets	570	543	27	5.0	527	991	(464)	(46.8)
Total loss on sale of assets and asset impairments	$5,734	$3,083	$2,651	86.0	$8,283	$4,918	$3,365	68.4
% of net sales	2.1%	1.0%		1.1%	1.4%	0.8%		0.6%

The increase in loss on sale of assets and asset impairments for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
U.S.	$(1,795)	$(14,137)	$12,342	87.3%	$(7,687)	$(21,499)	$13,812	64.2%
Mexico	(27,834)	(33,994)	6,160	18.1	(46,790)	(60,855)	14,065	23.1
EMEA	(11,062)	8,917	(19,979)	NM	(9,498)	4,606	(14,104)	NM
India	1,285	2,199	(914)	(41.6)	1,777	2,635	(858)	(32.6)
Total loss from continuing operations	$(39,406)	$(37,015)	$(2,391)	(6.5)%	$(62,198)	$(75,113)	$12,915	17.2%
% of net sales	(14.3)%	(11.9)%		(2.4)%	(10.2)%	(12.4)%		2.2%

U.S. Segment

The decrease in loss from operations in our U.S. segment for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in Wind and Field Services sales, and lower general and administrative expenses due to lower employee compensation costs and cost savings initiatives.

Mexico Segment

The decrease in loss from operations in our Mexico segment for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, a decrease in startup and transition costs, an increase in the number of wind blades produced due to the restart of production at one of our previously idled facilities in Juarez, Mexico, and favorable foreign currency fluctuations. This decrease was partially offset by increased losses due to a temporary production stoppage from a safety stand-down in the second quarter of 2025, higher overtime in our Mexico manufacturing facilities, and liquidated damages. The fluctuating U.S. dollar relative to the Mexican Peso had a favorable impact of 3.5% and 3.8% on the Mexico segment's cost of goods sold for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

EMEA Segment

The increase in loss from operations in our EMEA segment for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to a decrease in wind blades produced and the related impacts of the ongoing labor strike at our Türkiye manufacturing facilities, partially offset by favorable foreign currency fluctuations. The fluctuating U.S. dollar relative to the Turkish Lira and Euro had a favorable impact of 2.8% and 5.7% on the EMEA segment's cost of goods sold for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

India Segment

The decrease in income from operations in our India segment for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to lower average sales prices of wind blades, a 10% net decrease in the number of wind blades produced and an increase in startup and transition costs in the first quarter of 2025.

Other income (expense)

The following table summarizes our total other income (expense) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(24,618)	$(22,428)	$(2,190)	(9.8)%	$(48,822)	$(43,811)	$(5,011)	(11.4)%
Foreign currency loss	(4,817)	132	(4,949)	NM	(7,158)	(499)	(6,659)	NM
Miscellaneous (expense) income	(414)	227	(641)	NM	1,050	2,702	(1,652)	(61.1)
Total other expense	$(29,849)	$(22,069)	$(7,780)	(35.3)%	$(54,930)	$(41,608)	$(13,322)	(32.0)%
% of net sales	(10.8)%	(7.2)%		(3.6)%	(8.9)%	(6.9)%		(2.0)%

Total other expense as a percentage of net sales increased by 3.6% and 2.0% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to an increase in foreign currency losses and an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our Senior Term Loan.

Income taxes

The following table summarizes our income taxes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Income tax provision (benefit)	$680	$(2,412)	$3,092	128.2%	$262	$(5,654)	$5,916	104.6%
Effective tax rate	0.3%	(0.7)%		1.0%	0.0%	(1.0)%		1.0%

See Note 12 – Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and six months ended June 30, 2025 and 2024.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Net loss from continuing operations	$(68,575)	$(61,496)	$(7,079)	(11.5)%	$(116,866)	$(122,375)	$5,509	4.5%

The increase in our net loss from continuing operations for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in Wind sales driven by the ongoing labor strike at our Türkiye manufacturing facilities and a temporary production stoppage from a safety stand-down in the second quarter of 2025 and higher overtime in our Mexico manufacturing facilities. This was partially offset by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period and a decrease in startup and transition costs. The decrease in our net loss from continuing operations for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period and a decrease in startup and transition costs.

Net loss from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Net income (loss) from discontinued operations	$348	$(29,593)	$29,941	101.2%	$326	$(30,182)	$30,508	101.1%

The decrease in our net loss from discontinued operations for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to the divestiture of our Automotive business on June 30, 2024.

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

As of June 30, 2025 and December 31, 2024, we had $615.9 million and $616.6 million in outstanding indebtedness, net of issuance costs and debt discount, respectively. We had net repayments under all of our various financing arrangements of $42.8 million for the six months ended June 30, 2025 as compared to net proceeds under our financing arrangements of $31.1 million in the comparable period of 2024, primarily due to the repayment of all outstanding borrowings under our India credit facility, and higher net repayments of outstanding borrowings under our Türkiye credit facilities. Our credit facility limits in Türkiye are reviewed periodically to establish available capacity, and every time we draw under one of the credit agreements a term is set for the respective draw's repayment. On May 13, 2025, our manufacturing production associates in Türkiye commenced a labor strike and production at both of our Türkiye manufacturing facilities has been suspended during this time. The ongoing strike has had a significant impact on our financial condition and results of operations for the three and six months ended June 30, 2025. Consequently, during the second quarter of 2025, certain of our lenders reviewed our credit facilities and constrained the amounts of cash borrowings available to us under such financing arrangements. As of June 30, 2025, we had an aggregate of $0.6 million of remaining availability for cash borrowing under our various credit facilities.

Our liquidity as of June 30, 2025 has also been impacted by lower than expected wind blade production volume during the second quarter of 2025 at our Mexico manufacturing facilities due to a temporary production stoppage from a safety stand-down in April 2025. We have also incurred significant professional fees and other costs during the second quarter of 2025 in connection with our capital restructuring activities that have adversely impacted our liquidity.

As of June 30, 2025 and December 31, 2024, we had unrestricted cash, cash equivalents and short-term investments totaling $106.4 million and $196.5 million, respectively. The June 30, 2025 balance includes $30.4 million of cash located outside of the United States, including $21.8 million in Türkiye, $6.4 million in India, $1.4 million in Mexico and $0.8 million in other countries. The December 31, 2024 balance included $59.0 million of cash located outside of the U.S., including $53.2 million in Türkiye, $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. In addition to these amounts, at June 30, 2025 and December 31, 2024 we had $0.9 million and $1.5 million, respectively, of unrestricted cash and cash equivalents related to our discontinued operations which is held outside of the U.S.

Voluntary Petitions for Reorganization

On the Petition Date, we voluntarily commenced the Chapter 11 Cases in the Bankruptcy Court to seek the implementation of a transaction to modify our capital structure, including restructuring portions of our debt, the initiation of which proceedings constituted an event of default (and an acceleration event) under certain of our debt agreements, for which enforcement of any remedies by the creditors have been automatically stayed as a result of the Chapter 11 Cases. We intend to use the chapter 11 process to provide a fair, orderly, efficient and legally binding mechanism to implement a financial and operational restructuring of the Company designed to strengthen our balance sheet and reduce our total debt, improving our financial position and allowing us to continue driving our strategic priorities.

The bankruptcy filing represents an adverse event that creates substantial uncertainty regarding our ability to recover our assets and satisfy our liabilities in the ordinary course of business. In this regard, while management believes we will be able to emerge from bankruptcy and continue to operate as a viable going concern, a chapter 11 plan may never be confirmed or become effective, and the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries, which may impact the Company’s ability to successfully emerge from bankruptcy.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the Credit Agreement and the Convertible Notes, amounting to borrowings of approximately $465.9 million and $132.5 million, respectively, plus any accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, shall be immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Based on this event of default, and on our evaluation of our current forecast and liquidity assessment, our unrestricted cash and cash equivalents, cash flows from operating activities, availability and commitments under existing financing agreements, and factors that arose during the second quarter of 2025, we have concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the conditions raising substantial doubt. Therefore, substantial doubt exists regarding our ability to continue as a going concern for a period of at least twelve months from the date our condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity to meet our obligations and operating needs as they become due.

Financing Facilities

Our total principal amount of debt outstanding as of June 30, 2025 and December 31, 2024 was $687.2 million and $705.2 million, respectively, including our Term Loan, Convertible Notes, secured and unsecured working capital financing and equipment finance leases. See Note 7 – Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activities for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	$ Change
	(in thousands)
Net cash used in operating activities	$(21,569)	$(75,908)	$54,339
Net cash used in investing activities	(10,216)	(15,405)	5,189
Net cash (used in) provided by financing activities	(56,181)	29,407	(85,588)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	(2,604)	131	(2,735)
Net change in cash, cash equivalents and restricted cash	$(90,570)	$(61,775)	$(28,795)

Operating Cash Flows

Net cash used in operating activities decreased by $54.3 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the shutdown of the Nordex Matamoros facility and divestiture of our Automotive business on June 30, 2024, which had $31.4 million and $30.5 million of losses from operations, respectively, in the prior six month comparative period. This was partially offset by $5.9 million of employee retention payments associated with our capital restructuring activities, increased operating losses in Türkiye due to the impacts of the ongoing labor strike, and operating losses in Mexico due to a temporary production stoppage from a safety stand-down in the second quarter of 2025.

Investing Cash Flows

Net cash used in investing activities decreased by $5.2 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to lower capital expenditures from fewer lines in startup and transition in the current year.

Financing Cash Flows

Net cash provided by financing activities decreased by $85.6 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to net repayments of $43.7 million of outstanding borrowings under our Türkiye and India credit facilities in the current period compared to net proceeds of $32.5 million under the same credit facilities in the prior period, and $12.7 million in payments for professional fees associated with our capital restructuring activities. This was partially offset by an increase of $2.2 million in proceeds from other debt related to installment financing of insurance premiums, and $1.1 million of other changes in financing activities.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of June 30, 2025:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Mexico	SOFR plus 0.26%
2020	EMEA	EURIBOR plus 1.95%
2020	India	SOFR plus 0.26%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and six months ended June 30, 2025, $224.6 million and $394.0 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $124.1 million and $219.1 million, respectively, in the comparative prior year periods.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, Türkiye, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $9.4 million for the six months ended June 30, 2025.

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

Resin and resin systems are the primary commodities for which we do not have fixed pricing. Approximately 32% of the resin and resin systems we use is purchased under contracts either controlled or borne by two of our customers and therefore they receive/bear 100% of any decrease or increase in resin costs further limiting our exposure to price fluctuations.

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems, we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $4.1 million for the six months ended June 30, 2025. With respect to our other customer supply agreements, our customers typically receive approximately 60% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of June 30, 2025, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of June 30, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by our disclosure to the Risk Factors (Part II, Item 1A) in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could materially affect our business, financial condition, and/or future results, other than as set forth below.

We have identified conditions or events that raise substantial doubt about our ability to continue as a going concern

The substantial doubt about our ability to continue as a going concern may adversely impact the price of our common stock, our reputation and relationships with investors, critical vendors, employees and other third parties with whom we do business, our ability to raise additional capital or refinance existing debt, our ability to comply with certain covenants under our debt agreements or meet other contractual obligations and our ability to achieve our business objectives, which could materially and adversely impact our business, financial condition and results of operations. The Company is actively exploring a capital restructuring plan amongst other strategic alternatives. However, there can be no assurance that such plans will be successfully implemented or that they will be sufficient to mitigate the conditions raising substantial doubt.

We expect that our common stock will be cancelled without any value delivered to shareholders as a result of the Chapter 11 Cases. Any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

In connection with the Chapter 11 Cases, we expect that our common stock will be cancelled. We have a significant amount of indebtedness and other liabilities that are senior to our current shares of common stock in our capital structure, and it is expected that value will be distributed in respect of such indebtedness and liabilities and not our shares as part of our restructuring. In addition, the value of our existing common stock has substantially decreased leading up to the Chapter 11 Cases. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common shares.

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

The Chapter 11 Cases could have a material adverse effect on our business, financial condition, results of operations and cash flows. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Other significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining control as debtors-in-possession;
•
the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from chapter 11;
•
our ability to confirm a chapter 11 plan and consummate a restructuring transaction;
•
the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•
our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence from chapter 11;
•
our ability to maintain contracts that are critical to our operations;

•
our ability to attract, motivate, and retain key employees;
•
the high costs of Chapter 11 Cases and related fees;
•
our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 Cases;
•
the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•
our ability to retain our current management team;
•
Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•
the length of time that we will operate with Chapter 11 protection and any resulting risk that we will not satisfy the milestones to be specified in the definitive DIP Financing documentation and in our agreement with our secured lenders with respect to our use of their cash collateral;
•
the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;
•
third-party motions in the Chapter 11 Cases, including motions which may be filed by the creditors’ committee that will be appointed in the Chapter 11 Cases, which may interfere with our ability to adopt, implement and consummate a plan of reorganization;
•
the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations;
•
the feasibility of a plan of reorganization in light of possible changes in our business and its prospects;
•
the adequacy of our cash balances at the time of our projected exit from the Chapter 11 Cases; and
•
our ability to continue as a going concern.

The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern

The Chapter 11 Cases are being jointly administered under the caption In re TPI Composites, Inc., et al. in the Bankruptcy Court. Under the Bankruptcy Code, certain claims in existence prior to our filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as a debtor-in-possession. Our operations and our ability to develop and execute our business plan are subject to significant risks and uncertainties associated with Chapter 11 Cases. These conditions raise substantial doubt about our ability to continue as a going concern. Management can provide no assurance that the lenders will not ultimately be able to exercise their remedies, which may include, among others, a cessation of the Company’s operations and liquidation of its assets.

Delays in the Chapter 11 Cases may increase the risks of our being unable to adopt, implement and consummate a plan of reorganization the and increase our costs associated with the Chapter 11 Cases

There can be no assurance that we will be able to adopt, implement and consummate a plan of reorganization. A prolonged chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. A weakening of our financial condition, cash flows and results of operations could adversely affect our ability to adopt, implement and consummate a plan of reorganization. If we are unable to consummate a plan of reorganization, we may be forced to liquidate our assets.

Even if a plan of reorganization is consummated, we may not be able to achieve our stated goals or continue as a going concern.

Even if a chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our products and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the Chapter 11 Cases may be completed. As a result of these risks and others, we cannot guarantee that a chapter 11 plan of reorganization will achieve our stated goals or that we will be able to continue as a going concern.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a chapter 11 plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims that arose prior to confirmation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of a plan of reorganization. Any claims not ultimately discharged pursuant to the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our business, financial condition, results of operations and cash flows on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business, financial condition, results of operations and cash flows, and we may experience increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Furthermore, during the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the longer the Chapter 11 Cases continue, the more likely it is that critical vendors and employees will lose confidence in our ability to reorganize our business successfully.

Aspects of the Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our business under supervision by the Bankruptcy Court, we are required to obtain approval of the Bankruptcy Court, and in some cases certain other parties, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with various parties-in-interest, and one or more hearings. Parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities, transactions and internal restructurings that we believe are beneficial to us, which may have an adverse effect on our business, financial condition, results of operations and cash flows.

Changes to our capital structure may have a material adverse effect on existing and future debt and security holders, and will adversely impact holders of our common stock.

Our post-bankruptcy capital structure is likely to change significantly as a result of the implementation of a plan of reorganization, including as a result of exchanges of new debt or equity securities for our existing debt and claims against us, among other things. Such new debt would be issued at different interest rates, payment schedules and maturities than our existing debt securities. Further, no recovery is expected for holders of our common stock in a reorganization pursuant to chapter 11. There can be no guarantees regarding the success of changes to our capital structure. Holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Our existing equity securities will no longer have any value and holders of such existing equity securities will receive no recovery under a chapter 11 plan of reorganization. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

The negotiations of our restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the restructuring of our business. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the restructuring and the Chapter 11 Cases are protracted. During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors, suppliers and aircraft lessors who may be concerned about our ongoing long-term viability.

We expect our common stock to be delisted from Nasdaq and there is no guarantee that our common stock will be regularly traded on the over-the-counter markets.

We expect to receive a notice of delisting from Nasdaq notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rule 5801, Nasdaq determined that our common stock will be delisted from Nasdaq and trading of our common stock was suspended immediately. Delisting will have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock is likely to become more volatile. Delisting may also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing. Delisting is expected to negatively impact your ability to sell or otherwise transact in our common stock. Our delisting from Nasdaq will become effective ten calendar days after the Form 25 is filed by Nasdaq and the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

Following the suspension of trading on Nasdaq, we expect our common stock to be quoted in the over-the-counter (the “OTC”) market. The OTC is a significantly more limited market than Nasdaq, and quotation on the OTC will likely result in a less liquid market for existing and potential holders of the common stock to trade our common stock and could further depress the trading price of our common stock. There is no guarantee that our common stock will be regularly traded on the OTC, and accordingly, our common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

There is no assurance that an active market in our common stock will continue at present levels or at all.

Our common stock is currently listed on Nasdaq, but there is no assurance that an active market for our common stock will continue at present levels or at all, including as a result of being delisted from Nasdaq. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire, which may limit the liquidity of our common stock and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

On August 11, 2025, we filed the Chapter 11 Cases, which constituted an event of default (and an acceleration event) under certain of the Company’s debt agreements resulting in, among other things, the principal and interest due under such agreements to become immediately due and payable. Enforcement of any remedies is automatically stayed as a result of the Chapter 11 proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On August 8, 2025, the Company received a written notification letter (the “Notification Letter”) from The NASDAQ Global Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1), which requires listed securities to maintain a minimum bid price of $1.00 per share. Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from June 26, 2025 to August 7, 2025, the Company no longer meets the minimum bid price requirement. The Notification Letter does not impact the Company’s listing on Nasdaq at this time. The Notification Letter states that the Company has 180 calendar days, or until February 4, 2026, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days. If we do not regain compliance, Nasdaq will suspend trading of our common stock and commence delisting procedures from Nasdaq.

We expect to receive a notice of delisting from Nasdaq notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rule 5801, Nasdaq had determined that our common stock will be delisted from Nasdaq and trading of our common stock was suspended immediately. Delisting will have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock is likely to become more volatile. Delisting may also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing. Delisting is expected to negatively impact your ability to sell or otherwise transact in our common stock. Our delisting from Nasdaq will become effective ten calendar days after the Form 25 is filed by Nasdaq and the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

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

TPI COMPOSITES, INC.

Date: August 11, 2025	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)