Form 10-Q
period 2025-09-30
TPI COMPOSITES, INC
filed 2025-11-10
CIK 1455684

06

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class*	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01	TPICQ	OTC Pink

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

As of October 31, 2025, there were 48,730,266 shares of common stock outstanding.

* On August 12, 2025, TPI Composites, Inc. (the “Company”) received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company, that in accordance with Nasdaq Listing Rule 5101, 5110(b) and IM-5101-1, the Staff had determined to delist the Company’s securities from Nasdaq. The Company did not request a hearing before the panel to appeal the Staff’s determination. Accordingly, trading of the Company’s common stock, par value $0.01 per share, was suspended at the opening of business on August 19, 2025, and on September 12, 2025, a Form 25 was filed with the Securities and Exchange Commission, which removed the Company’s common stock from listing and registration on Nasdaq. The common stock began trading on the OTC Pink Market on August 19, 2025 under the symbol “TPICQ.”

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
•
risks attendant to the bankruptcy process, including the Company's ability to satisfy the terms and conditions of the debtor-in-possession financing (“DIP Financing”), obtain approval from the United States Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”) with respect to motions or other requests made to the Bankruptcy Court throughout the course of the voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (“Bankruptcy Code” and such petitions, the “Chapter 11 Cases”), including with respect to the DIP Financing;
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
•
objections to the Company’s restructuring process, or other pleadings filed that could protract the Chapter 11 Cases;
•
risks associated with third-party motions in the Chapter 11 Cases;
•
Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general;
•
the Company’s ability to comply with the restrictions imposed by the terms and conditions of the DIP Financing and any other financing arrangements;
•
employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties;
•
risks associated with the delisting of our common stock by the Nasdaq Global Market;
•
the adverse impact of the Chapter 11 Cases on our business, financial condition, and results of operations;
•
our ability to successfully conduct a sale, execute a transaction, develop, adopt, confirm and consummate a chapter 11 plan or alternative restructuring transaction, or otherwise realize any value with respect to our assets, in each case, that is approved by the Bankruptcy Court, and to emerge from the Chapter 11 Cases;
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

PART I. FINANCIAL INFORMATION

ITEM l. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(in thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$29,500	$143,300
Restricted cash	10,124	9,639
Accounts receivable	43,735	37,417
Contract assets	50,448	24,816
Prepaid expenses	30,212	10,892
Other current assets	16,146	14,222
Inventories	2,395	3,741
Assets held for sale	—	1,315
Current assets of discontinued operations	1,026	183,762
Total current assets	183,586	429,104
Property, plant and equipment, net	72,896	75,502
Operating lease right of use assets	86,900	99,787
Other noncurrent assets	37,490	29,464
Other noncurrent assets of discontinued operations	—	58,607
Total assets	$380,872	$692,464

Liabilities and Stockholders’ Deficit
Current liabilities:
Debtor-in-possession financing	$23,121	$—
Accounts payable and accrued expenses	120,256	141,440
Accrued warranty	10,715	38,768
Current maturities of long-term debt, net of debt discounts	411,950	15,799
Current operating lease liabilities	17,827	18,186
Contract liabilities	—	30,369
Current liabilities of discontinued operations	373	229,406
Total current liabilities	584,242	473,968
Long-term debt, net of current maturities	—	485,191
Noncurrent operating lease liabilities	54,847	84,629
Other noncurrent liabilities	6,963	5,793
Other noncurrent liabilities of discontinued operations	—	16,119
Total liabilities not subject to compromise	646,052	1,065,700
Liabilities subject to compromise	317,651	—
Total liabilities	963,703	1,065,700
Commitments and contingencies (Note 14)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 50,319 shares issued and 48,730 shares outstanding at September 30, 2025 and 100,000 shares authorized, 48,683 shares issued and 47,609 shares outstanding at December 31, 2024	503	487
Paid-in capital	439,787	438,002
Accumulated other comprehensive income (loss)	11,182	(22,818)
Accumulated deficit	(1,021,756)	(777,055)
Treasury stock, at cost, 1,589 shares at September 30, 2025 and 1,074 shares at December 31, 2024	(12,547)	(11,852)
Total stockholders’ deficit	(582,831)	(373,236)
Total liabilities and stockholders’ deficit	$380,872	$692,464

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net sales	$234,412	$259,169	$712,136	$663,357
Cost of sales	275,693	251,474	774,577	676,336
Startup and transition costs	5,255	7,521	22,287	39,868
Total cost of goods sold	280,948	258,995	796,864	716,204
Gross (loss) profit	(46,536)	174	(84,728)	(52,847)
General and administrative expenses	7,044	9,815	24,828	36,983
Loss on sale of assets and asset impairments	3,381	8,852	10,715	12,795
Restructuring charges, net	23,392	209	23,877	210
Loss from continuing operations	(80,353)	(18,702)	(144,148)	(102,835)
Other income (expense):
Interest expense, net	(22,480)	(21,574)	(66,108)	(62,586)
Foreign currency income (loss)	563	(1,913)	(3,614)	(2,570)
Miscellaneous income	508	744	2,570	3,323
Total other expense	(21,409)	(22,743)	(67,152)	(61,833)
Reorganization items, net	13,358	—	13,358	—
Loss from continuing operations before income taxes	(115,121)	(41,445)	(224,659)	(164,668)
Income tax provision	(1,113)	(2,370)	(4,928)	(7,774)
Net loss from continuing operations	(116,234)	(43,815)	(229,587)	(172,442)
Net (loss) income from discontinued operations	(11,927)	3,747	(15,114)	(20,183)
Net loss attributable to common stockholders	$(128,161)	$(40,068)	$(244,701)	$(192,625)

Weighted-average shares of common stock outstanding:
Basic	48,730	47,556	48,473	47,422
Diluted	48,730	47,556	48,473	47,422

Net loss from continuing operations per common share:
Basic	$(2.39)	$(0.93)	$(4.74)	$(3.64)
Diluted	$(2.39)	$(0.93)	$(4.74)	$(3.64)

Net (loss) income from discontinued operations per common share:
Basic	$(0.24)	$0.08	$(0.31)	$(0.43)
Diluted	$(0.24)	$0.08	$(0.31)	$(0.43)

Net loss per common share:
Basic	$(2.63)	$(0.84)	$(5.05)	$(4.06)
Diluted	$(2.63)	$(0.84)	$(5.05)	$(4.06)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss from continuing operations	$(116,234)	$(43,815)	$(229,587)	$(172,442)
Net (loss) income from discontinued operations	(11,927)	3,747	(15,114)	(20,183)
Net loss attributable to common stockholders	(128,161)	(40,068)	(244,701)	(192,625)
Other comprehensive income (loss):
Foreign currency translation adjustments	(468)	1,213	181	(192)
Unrecognized actuarial losses	—	(11,240)	—	(11,240)
Amortization of unrecognized actuarial losses	257	748	875	748
Unrealized gain on hedging derivatives, net of taxes of $0 for each of the presented periods	1,579	—	1,268	—
Reclassification of (gain) loss on hedging derivatives, net of taxes of $0 for each of the presented periods	(1,510)	—	798	—
Reclassification of other comprehensive losses from disposition and exit of business activities, net of taxes of $0 for each of the presented periods	30,878	—	30,878	—
Comprehensive loss	$(97,425)	$(49,347)	$(210,701)	$(203,309)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	income (loss)	deficit	at cost	deficit
	(in thousands)
Balance at December 31, 2024	48,683	$487	$438,002	$(22,818)	$(777,055)	$(11,852)	$(373,236)
Net loss	—	—	—	—	(48,313)	—	(48,313)
Other comprehensive income	—	—	—	313	—	—	313
Common stock repurchased for treasury	—	—	—	—	—	(693)	(693)
Issuances under share- based compensation plan	1,554	15	—	—	—	—	15
Share-based compensation expense	—	—	1,220	—	—	—	1,220
Balance at March 31, 2025	50,237	502	439,222	(22,505)	(825,368)	(12,545)	(420,694)
Net loss	—	—	—	—	(68,227)	—	(68,227)
Other comprehensive income	—	—	—	2,951	—	—	2,951
Common stock repurchased for treasury	—	—	—	—	—	(2)	(2)
Issuances under share- based compensation plan	82	1	—	—	—	—	1
Share-based compensation expense	—	—	534	—	—	—	534
Balance at June 30, 2025	50,319	503	439,756	(19,554)	(893,595)	(12,547)	(485,437)
Net loss	—	—	—	—	(128,161)	—	(128,161)
Other comprehensive income	—	—	—	30,736	—	—	30,736
Common stock repurchased for treasury	—	—	—	—	—	—	—
Issuances under share- based compensation plan	—	—	—	—	—	—	—
Share-based compensation expense	—	—	31	—	—	—	31
Balance at September 30, 2025	50,319	$503	$439,787	$11,182	$(1,021,756)	$(12,547)	$(582,831)

				Accumulated
	Common		Paid-in	other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	capital	loss	deficit	at cost	deficit
	(in thousands)
Balance at December 31, 2023	46,990	$470	$431,335	$(7,627)	$(536,348)	$(10,134)	$(122,304)
Net loss	—	—	—	—	(61,468)	—	(61,468)
Other comprehensive loss	—	—	—	(1,258)	—	—	(1,258)
Common stock repurchased for treasury	—	—	—	—	—	(1,641)	(1,641)
Issuances under share- based compensation plan	1,524	15	—	—	—	—	15
Share-based compensation expense	—	—	2,589	—	—	—	2,589
Balance at March 31, 2024	48,514	485	433,924	(8,885)	(597,816)	(11,775)	(184,067)
Net loss	—	—	—	—	(91,089)	—	(91,089)
Other comprehensive loss	—	—	—	(147)	—	—	(147)
Common stock repurchased for treasury	—	—	—	—	—	(8)	(8)
Issuances under share- based compensation plan	87	1	—	—	—	—	1
Share-based compensation expense	—	—	1,051	—	—	—	1,051
Balance at June 30, 2024	48,601	486	434,975	(9,032)	(688,905)	(11,783)	(274,259)
Net loss	—	—	—	—	(40,068)	—	(40,068)
Other comprehensive loss	—	—	—	(9,279)	—	—	(9,279)
Common stock repurchased for treasury	—	—	—	—	—	(31)	(31)
Issuances under share- based compensation plan	17	—	—	—	—	—	—
Share-based compensation expense	—	—	1,642	—	—	—	1,642
Balance at September 30, 2024	48,618	$486	$436,617	$(18,311)	$(728,973)	$(11,814)	$(321,995)

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(244,701)	$(192,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,853	23,526
Loss on sale of assets and asset impairments	14,087	33,484
(Gain) loss on sale of discontinued operations	(10,292)	6,298
Share-based compensation expense	1,784	5,282
Amortization of debt issuance costs and debt discount	26,165	23,886
Paid-in-kind interest	38,074	34,041
Deferred income taxes	(5,745)	(3,306)
Reorganization items, net	(4,289)	—
Changes in assets and liabilities:
Accounts receivable	62,872	(27,030)
Contract assets and liabilities	(63,518)	(38,156)
Operating lease right of use assets and operating lease liabilities	(1,287)	431
Inventories	2,345	1,240
Prepaid expenses	(21,717)	(2,130)
Other current assets	3,586	7,074
Other noncurrent assets	(6,645)	1,331
Accounts payable and accrued expenses	64,802	54,653
Accrued warranty	8,009	(2,232)
Other noncurrent liabilities	789	(610)
Net cash used in operating activities	(114,828)	(74,843)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,272)	(22,079)
Restricted cash transferred upon sale of business	(1,316)	—
Net cash used in investing activities	(14,588)	(22,079)
Cash flows from financing activities:
Proceeds from DIP financing	7,500	—
Payments of DIP financing costs	(75)	—
Proceeds from working capital loans	46,332	160,742
Repayments of working capital loans	(94,241)	(98,788)
Principal repayments of finance leases	(672)	(938)
Net proceeds from other debt	359	1,440
Repurchase of common stock including shares withheld in lieu of income taxes	(695)	(1,680)
Net cash (used in) provided by financing activities	(41,492)	60,776
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	3,791	(485)
Net change in cash, cash equivalents and restricted cash	(167,117)	(36,631)
Cash, cash equivalents and restricted cash, beginning of year	207,659	172,813
Cash, cash equivalents and restricted cash, end of period	$40,542	$136,182

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$10,102	$12,863
Cash paid for income taxes, net of refunds	11,219	17,829
Cash paid for professional fees for services related to bankruptcy proceedings	17,572	—
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	807	11,376
Property, plant, and equipment obtained in exchange for new finance lease liabilities	90	258
Accrued capital expenditures in accounts payable	3,809	4,358

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	September 30,	December 31,	September 30,	December 31,
	2025	2024	2024	2023
	(in thousands)
Cash and cash equivalents	$29,500	$143,300	$80,911	$119,894
Restricted cash	10,124	9,639	9,576	10,838
Cash and cash equivalents of discontinued operations	918	54,720	45,695	42,081
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$40,542	$207,659	$136,182	$172,813

See accompanying notes to our unaudited condensed consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Background

On August 11, 2025, (the “Petition Date”), TPI Composites, Inc. (the “Company”) and its direct and indirect subsidiaries incorporated in the United States (such subsidiaries, together with the Company, collectively, the “Company Parties” or the “Debtors”) each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered for procedural purposes only under the caption “In re TPI Composites, Inc., et al” Case No. 25-34655.

The Chapter 11 Cases were filed in order to facilitate a financial and operational restructuring of the Company’s business and balance sheet. The Debtors continue to operate their businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. For additional information regarding the Chapter 11 Cases, see Note 3 – Bankruptcy Proceedings.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principle of Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the SEC and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K. Although we believe the disclosures that are made are adequate to make the information presented herein not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted, as permitted by the SEC. The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2025, and the results of our operations, comprehensive income (loss) and cash flows for the periods presented. Interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

The accompanying condensed consolidated financial statements include the accounts of TPI Composites, Inc. and all of our majority owned subsidiaries, including certain indirect subsidiaries that are incorporated in foreign jurisdictions outside of the United States that are not part of the Chapter 11 Cases (such foreign indirect subsidiaries, collectively, the “Non-Debtors”). All significant intercompany transactions and balances have been eliminated.

References to TPI Composites, Inc, the “Company,” “we,” “us” or “our” in these notes refer to TPI Composites, Inc. and its consolidated subsidiaries.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Additionally, as a result of the Chapter 11 Cases, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in the Company’s Condensed Consolidated Balance Sheets. Furthermore, the Chapter 11 Cases have resulted in and are likely to continue to result in significant changes to the Company’s business, which could ultimately result in, among other things, asset impairment charges that may be material.

Bankruptcy Accounting

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the Chapter 11 Cases, the Company has applied the provisions of Accounting Standards Codification (“ASC”) Topic 852, Reorganization (“ASC 852”), in preparing the accompanying condensed consolidated financial statements. ASC 852 requires that, for periods including and after the filing of the voluntary petitions, the condensed consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, for the period beginning after the Petition Date, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the Condensed Consolidated Balance Sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. In addition, expenses that are incurred or realized as a result of the Chapter 11 Cases are classified as reorganization items, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 3 – Bankruptcy Proceedings for additional information.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, we evaluate on a quarterly basis whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Our condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operations in recent years, resulting in unrestricted cash and cash equivalents of $29.5 million, total stockholders’ deficit of $582.8 million, and a working capital deficiency of $400.7 million as of September 30, 2025.

Further, as described in Note 3 – Bankruptcy Proceedings, on August 11, 2025, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is an event of default that accelerated our debt obligations. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the financial conditions raising substantial doubt about our ability to continue as a going concern. As a result, substantial doubt exists that the Company will be able to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Nasdaq Delisting and Transfer to the Over-the-Counter (“OTC”) Market

On August 12, 2025, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that the Nasdaq staff had determined to commence proceedings to delist the Company’s common stock from Nasdaq as a result of the Company’s commencement of the Chapter 11 Cases. The Company did not request a hearing before the panel to appeal the Nasdaq staff’s determination. Accordingly, trading of the Company’s common stock, par value $0.01 per share, was suspended at the opening of business on August 19, 2025, and on September 12, 2025, a Form 25 was filed with the Securities and Exchange Commission, which removed the Company’s common stock from listing and registration on Nasdaq. The common stock began trading on the OTC Pink Market on August 19, 2025 under the symbol “TPICQ.”

Discontinued Operations

On September 10, 2025, following the satisfactory completion of the closing conditions, including the approval of the Bankruptcy Court, the Company consummated the sale and transfer of 100% of its ownership interests of the Company’s two Turkish subsidiaries (the “Türkiye business”). The transaction involved the sale and transfer of the assets and operations of two wind blade manufacturing facilities and a field service inspection and repair business in Izmir, Türkiye on an “as-is” basis, including the assumption of the entire liabilities and debt position of the Turkish subsidiaries by the purchaser. The Türkiye business comprised the majority of the Company’s EMEA segment. The Company determined that the sale of the Türkiye business represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the historical results of the Türkiye business have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. See Note 4 – Discontinued Operations for additional information.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration Risk

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 15 – Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market mutual fund accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000. U.S. money market mutual fund accounts are not guaranteed by the FDIC. At September 30, 2025 and December 31, 2024, we had $23.7 million and $137.5 million, respectively, of cash in bank deposit and money market mutual fund accounts in U.S. banks, which were in excess of FDIC limits. We have not experienced losses to date in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. At September 30, 2025, this included $3.3 million in India, $1.5 million in Mexico and $1.0 million in other countries. As of December 31, 2024, this included $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. We have not experienced losses to date in these accounts. In addition, at September 30, 2025 and December 31, 2024, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.9 million and $54.7 million, respectively.

Recently Issued Accounting Pronouncements - Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard for annual disclosure requirements on January 1, 2024, and adopted the standard for interim periods on January 1, 2025. See Note 16 – Segment Reporting.

Recently Issued Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2024, and allows the use of a prospective or retrospective approach. The Company does not expect the adoption of this guidance to have a material impact on our annual disclosures in our Consolidated Financial Statements.

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

Note 3. Bankruptcy Proceedings

Voluntary Petitions for Reorganization under Chapter 11 and Section 363 Sale Process

On August 11, 2025, the Debtors each filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Debtors filed customary “first-day” motions with the Bankruptcy Court seeking authorization to support ongoing operations during the Chapter 11 Cases, including to (i) pay employee wages and benefits, (ii) pay certain critical vendors and suppliers for goods and services provided

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due.

The Debtors continue to engage with key stakeholders, including customers and the DIP Lenders (as defined below) regarding a restructuring plan. The Debtors also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to a competitive auction and sale process under Section 363 of the Bankruptcy Code. The Transaction Committee of the Company’s Board of Directors engaged third parties to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Chapter 11 Cases. Any of those sales will be subject to review and approval by the Bankruptcy Court and compliance with court-approved bidding procedures. The Company has incurred, and continues to incur, material reorganization expenses as a result of the Chapter 11 Cases.

Automatic Stay

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the 11% Senior Secured Term Loan (“the Term Loan”) and the 5.25% Convertible Senior Unsecured Notes (the “Convertible Notes”), amounting to borrowings of approximately $471.8 million and $135.3 million, respectively, as of the petition date, including accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, shall be immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the forgoing acceleration event, all of the Company's outstanding indebtedness, including indebtedness subject to cross default provisions, has been classified as current debt in the accompanying unaudited condensed consolidated balance sheet of the Company as of September 30, 2025.

DIP Financing

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a Super-Priority Senior Secured Priming Debtor-in-Possession Credit Agreement and Guaranty, dated as of August 14, 2025 (the “DIP Financing Agreement” and such financing thereunder, the “DIP Financing”), with Oaktree Fund Administration, LLC as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, the DIP Lenders have agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”) intended to facilitate a path forward for the Debtors to complete negotiations with key stakeholders on a comprehensive restructuring pursuant to the Chapter 11 Cases.

Under the DIP Facility, (i) $7.5 million of new money (the “DIP Tranche 1”) became available following Bankruptcy Court approval of the DIP Financing Agreement on an interim basis (the “Interim DIP Order”) on August 13, 2025, and (ii) up to $20 million of new money (the “DIP Tranche 2”) will become available, subject to the satisfaction of certain other funding conditions, following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on October 14, 2025, and (iii) up to $55 million of the principal amount outstanding under the senior secured term loan (“Senior Secured Term Loan”) issued under the existing Credit Agreement and Guaranty, dated as of December 14, 2023, by and among the Company, as the borrower, the Companies parties party thereto as guarantors, the senior secured lenders party thereto, as the lenders, and Oaktree Fund Administration, LLC, as the administrative agent (as amended, restated, or otherwise modified from time to time prior to the date thereof, the “Existing Credit Agreement”), may be rolled into the DIP Facility, subject to the terms of the DIP Financing Agreement and approval from the Bankruptcy Court.

The DIP Facility will mature nine months from the Petition Date. The interest on the loans shall accrue at a per annum rate equal to SOFR + 9%, which interest shall be payable in kind. Upon the occurrence and during the continuance of an event of default, unless otherwise waived by the DIP Lenders, the interest rate on all obligations (including interest on overdue principal, interest and other amounts) shall accrue at an additional 2% per annum. The DIP Financing Agreement contains mandatory and voluntary prepayment provisions customary for transactions of this type (including with respect to proceeds of debt, asset sales, and insurance/condemnation events), which provide that, among other things, voluntary prepayments are permitted without prepayment premiums or penalties. The DIP Financing Agreement also contains certain restrictive loan covenants and events of default customary for credit facilities of this type.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 14, 2025, the Company received $7.5 million in DIP Tranche 1 borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). The Initial Roll-Up Loan was deemed funded pursuant to the DIP Financing Agreement on a cashless, dollar-for-dollar basis and constituted DIP Financing obligations on the day such roll-up became effective, and satisfied and discharged an equal amount of Senior Secured Term Loan obligations as if a payment in such amount had been made under the Existing Credit Agreement on such date. In addition, an upfront commitment fee in an amount equal to 3.00% of the aggregate amount of the DIP Tranche 1 borrowing was fully earned and payable to the DIP Lenders in the form of additional DIP Financing obligations on the funding date of the DIP Tranche 1. As of September 30, 2025, the Company had outstanding borrowings of $23.1 million under the DIP Facility, consisting of $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $0.4 million of paid in kind interest.

Liabilities Subject to Compromise

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2025 includes amounts classified as liabilities subject to compromise, which represent pre-petition liabilities that the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlements. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following table summarizes amounts presented as liabilities subject to compromise:

September 30,
2025
(in thousands)
Accounts payable and accrued expenses	$106,159
Accrued warranty	36,070
Debt subject to compromise	134,088
Operating lease liabilities	16,125
Contract liabilities	25,209
Total liabilities subject to compromise	$317,651

Reorganization Items, net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases have been recorded as reorganization items, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The following table sets forth, for the three months ended September 30, 2025, information about the amounts presented as reorganization items, net in the Condensed Consolidated Statements of Operations:

Three Months Ended
September 30,
2025
(in thousands)
Professional and other bankruptcy-related fees (1)	$20,370
Adjustments to liabilities subject to compromise	(9,532)
Employee retention costs	2,220
DIP financing fees (2)	300
Total reorganization items, net	$13,358

(1) As of September 30, 2025, the Company had $2.8 million of reorganization fees within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) During the three months ended September 30, 2025, the Company had incurred approximately $0.2 million of DIP financing commitment fees that were paid in kind, and $0.1 million of DIP financing costs that were paid in cash.

Condensed Combined Debtor-in-Possession Financial Statements

The financial statements below represent the unaudited condensed combined financial statements of the Debtors. The results of the Non-Debtors are not included in these condensed combined financial statements. Intercompany transactions among the Debtors have been eliminated in the condensed combined Debtors’ financial statements. Intercompany transactions among the Debtors and Non-Debtors have not been eliminated in the condensed combined Debtors’ financial statements. The results of operations of the Debtors may not represent the actual results if operating on a stand-alone basis.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED COMBINED DEBTORS' BALANCE SHEET
(Unaudited)
September 30,
2025
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$23,781
Restricted cash	10,124
Accounts receivable	37,383
Contract assets	50,447
Prepaid expenses	23,916
Other current assets	5,232
Inventories	2,317
Due from non-debtor affiliates	25,376
Total current assets	178,576
Property, plant and equipment, net	31,974
Operating lease right of use assets	15,853
Other noncurrent assets	10,864
Investments in non-debtor affiliates	84,262
Total assets of debtors	$321,529

Liabilities and Stockholders’ Deficit
Current liabilities:
Debtor-in-possession financing	$23,121
Accounts payable and accrued expenses	55,188
Accrued warranty	1,744
Current maturities of long-term debt, net of debt discounts	403,862
Due to non-debtor affiliates	226,706
Total liabilities not subject to compromise	710,621
Liabilities subject to compromise	317,651
Total liabilities of debtors	1,028,272
Total stockholders’ deficit	(706,743)
Total liabilities and stockholders’ deficit of debtors	$321,529

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED COMBINED DEBTORS' STATEMENT OF OPERATIONS
(Unaudited)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025
	(in thousands)
Net sales	$231,907	$714,248
Cost of sales	285,913	812,842
Gross (loss) profit	(54,006)	(98,594)
General and administrative expenses	5,666	16,136
Loss on sale of assets and asset impairments	3,381	10,673
Gain on sale of discontinued operations	(17,315)	(17,315)
Restructuring charges, net	23,175	23,175
Loss from debtor operations	(68,913)	(131,263)
Total other expense	(14,360)	(60,867)
Reorganization items, net	13,358	13,358
Loss from debtor operations before income taxes	(96,631)	(205,488)
Income tax provision	(2,040)	(4,931)
Net loss from debtor operations	$(98,671)	$(210,419)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED COMBINED DEBTORS' STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended
September 30,
2025
(in thousands)
Cash flows from operating activities:
Net loss	$(210,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,697
Loss on sale of assets and asset impairments	10,896
(Gain) loss on sale of discontinued operations	(17,315)
Share-based compensation expense	1,830
Amortization of debt issuance costs and debt discount	26,165
Paid-in-kind interest	38,074
Deferred income taxes	(6,265)
Reorganization items, net	(4,289)
Changes in assets and liabilities:
Accounts receivable	6,811
Contract assets and liabilities	(30,793)
Operating lease right of use assets and operating lease liabilities	153
Inventories	2,230
Prepaid expenses	(18,355)
Other current assets	(5,407)
Other noncurrent assets	(547)
Accounts payable and accrued expenses	85,534
Accrued warranty	6,138
Other noncurrent liabilities	58
Net cash used in operating activities	(107,804)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,198)
Net cash used in investing activities	(12,198)
Cash flows from financing activities:
Proceeds from DIP financing	7,500
Payments of DIP financing costs	(75)
Principal repayments of finance leases	(368)
Net proceeds from other debt	421
Repurchase of common stock including shares withheld in lieu of income taxes	(695)
Net cash (used in) provided by financing activities	6,783
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	—
Net change in cash, cash equivalents and restricted cash	(113,219)
Cash, cash equivalents and restricted cash, beginning of year	147,124
Cash, cash equivalents and restricted cash, end of period	$33,905

Note 4. Discontinued Operations

On June 30, 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the “Automotive subsidiary”). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The divestiture constituted a strategic shift as the Company will focus entirely on executing on its core

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

On September 10, 2025, following the satisfactory completion of the closing conditions, including the approval of the Bankruptcy Court, the Company consummated the sale and transfer of 100% of its ownership interests of the Company’s two Turkish subsidiaries (the “Türkiye business”). The transaction involved the sale and transfer of the assets and operations of two wind blade manufacturing facilities and a field service inspection and repair business in Izmir, Türkiye on an “as-is” basis, including the assumption of the entire liabilities and debt position of the Turkish subsidiaries by the purchaser. The Türkiye business comprised the majority of the Company’s EMEA segment. The Company determined that the sale of the Türkiye business represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the historical results of the Türkiye business have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

The Company had certain related party transactions between the Company and certain of its Turkish affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

The Company had a lease agreement with Dere Construction Taahhut A.S. (“Dere Construction”) that commenced in 2015 and this lease was transferred as part of the sale of our Türkiye business. In February 2025, Dere Construction reported that it had acquired 11,999,441 shares of our common stock and became a related party of the Company. Rent paid by the Company to Dere Construction was $1.8 million and $5.3 million for the three and nine months ended September 30, 2025 and $1.6 million and $4.9 million for the three and nine months ended September 30, 2024, respectively.

The following table presents the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$918	$54,720
Accounts receivable	82	93,309
Contract assets	—	19,033
Prepaid expenses	—	4,810
Other current assets	26	11,663
Inventories	—	227
Property, plant and equipment, net	—	33,628
Operating lease right of use assets	—	22,802
Other noncurrent assets	—	2,177
Total assets of discontinued operations	$1,026	$242,369

Accounts payable and accrued expenses	$363	$95,038
Accrued restructuring	10	743
Current maturities of long-term debt	—	115,564
Current operating lease liabilities	—	8,038
Contract liabilities	—	10,023
Long-term debt, net of current maturities	—	48
Noncurrent operating lease liabilities	—	14,799
Other noncurrent liabilities	—	1,272
Total liabilities of discontinued operations	$373	$245,525

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the results from discontinued operations included in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30, 2025
	Türkiye	Automotive	Asia	Total
	(in thousands)
Net sales	$2,564	$—	$—	$2,564
Cost of sales	21,412	—	11	21,423
Gross loss	(18,848)	—	(11)	(18,859)
General and administrative expenses	—	—	—	—
Gain on sale of assets and asset impairments	(3)	—	—	(3)
Gain on sale of discontinued operations	(10,292)	—	—	(10,292)
Restructuring charges, net	—	—	(202)	(202)
(Loss) income from discontinued operations	(8,553)	—	191	(8,362)
Total other income (expense)	2,511	—	(117)	2,394
(Loss) income before income taxes	(6,042)	—	75	(5,967)
Income tax provision	(5,758)	—	(202)	(5,960)
Net (loss) income from discontinued operations	$(11,800)	$—	$(127)	$(11,927)

	Three Months Ended September 30, 2024
	Türkiye	Automotive	Asia	Total
	(in thousands)
Net sales	$121,593	$—	$—	$121,593
Cost of sales	113,902	321	18	114,241
Gross profit (loss)	7,691	(321)	(18)	7,352
General and administrative expenses	—	—	—	—
Loss on sale of assets and asset impairments	344	—	—	344
Loss on sale of discontinued operations	—	738	—	738
Restructuring charges, net	219	191	—	410
Income (loss) from discontinued operations	7,128	(1,250)	(18)	5,860
Total other (expense) income	(3,038)	19	(208)	(3,227)
Income (loss) before income taxes	4,090	(1,231)	(226)	2,633
Income tax provision	1,129	(15)	—	1,114
Net income (loss) from discontinued operations	$5,219	$(1,246)	$(226)	$3,747

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2025
	Türkiye	Automotive	Asia	Total
	(in thousands)
Net sales	$137,242	$—	$—	$137,242
Cost of sales	153,544	—	45	153,589
Gross loss	(16,302)	—	(45)	(16,347)
General and administrative expenses	—	—	—	—
Loss on sale of assets and asset impairments	946	—	—	946
Gain on sale of discontinued operations	(10,292)	—	—	(10,292)
Restructuring charges, net	—	—	(551)	(551)
(Loss) income from discontinued operations	(6,956)	—	506	(6,450)
Total other (expense) income	(6,676)	—	243	(6,433)
(Loss) income before income taxes	(13,632)	—	750	(12,882)
Income tax provision	(1,681)	—	(551)	(2,232)
Net (loss) income from discontinued operations	$(15,313)	$—	$199	$(15,114)

	Nine Months Ended September 30, 2024
	Türkiye	Automotive	Asia	Total
	(in thousands)
Net sales	$321,268	$12,286	$—	$333,554
Cost of sales	303,103	19,215	89	322,407
Gross profit (loss)	18,165	(6,929)	(89)	11,147
General and administrative expenses	—	(1,704)	—	(1,704)
Loss (gain) on sale of assets and asset impairments	1,319	19,707	(338)	20,688
Loss on sale of discontinued operations	—	6,298	—	6,298
Restructuring charges, net	698	656	—	1,354
Income (loss) from discontinued operations	16,148	(31,886)	249	(15,489)
Total other (expense) income	(5,556)	199	(109)	(5,466)
Income (loss) before income taxes	10,592	(31,687)	140	(20,955)
Income tax benefit (provision)	879	(107)	—	772
Net income (loss) from discontinued operations	$11,471	$(31,794)	$140	$(20,183)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents summarized cash flows from discontinued operations that are included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities from discontinued operations	$(21,844)	$(57,976)
Net cash used in investing activities from discontinued operations	(1,419)	(10,403)
Net cash (used in) provided by financing activities from discontinued operations	(33,869)	72,246
Foreign currency exchange impacts on cash of discontinued operations	3,330	(253)
Net change in cash and cash equivalents of discontinued operations	$(53,802)	$3,614
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	$(258)	$385
Depreciation and amortization	4,779	6,499

Note 5. Revenue From Contracts with Customers

The following tables represent the disaggregation of our net sales by product for each of our reportable segments:

	Three Months Ended September 30, 2025
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$14,175	$169,431	$35,893	$819	$220,318
Field service, inspection and repair services sales	10,644	1,228	—	2,222	14,094
Total net sales	$24,819	$170,659	$35,893	$3,041	$234,412

	Three Months Ended September 30, 2024
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$205,524	$43,053	$—	$248,577
Field service, inspection and repair services sales	7,417	818	—	2,357	10,592
Total net sales	$7,417	$206,342	$43,053	$2,357	$259,169

	Nine Months Ended September 30, 2025
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$17,842	$554,323	$107,350	$819	$680,334
Field service, inspection and repair services sales	24,662	3,142	—	3,998	31,802
Total net sales	$42,504	$557,465	$107,350	$4,817	$712,136

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2024
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$516,729	$126,882	$—	$643,611
Field service, inspection and repair services sales	14,176	1,382	—	4,188	19,746
Total net sales	$14,176	$518,111	$126,882	$4,188	$663,357

For a further discussion regarding our operating segments, see Note 16 – Segment Reporting.

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

Contract assets and contract liabilities consisted of the following:

	September 30,	December 31,
	2025	2024	$ Change
	(in thousands)
Gross contract assets	$103,397	$76,778	$26,619
Less: reclassification from contract liabilities	(52,949)	(51,962)	(987)
Contract assets	$50,448	$24,816	$25,632

	September 30,	December 31,
	2025	2024	$ Change
	(in thousands)
Gross contract liabilities	$78,159	$82,331	$(4,172)
Less: reclassification to contract assets	(52,950)	(51,962)	(988)
Contract liabilities	$25,209	$30,369	$(5,160)

Gross contract assets increased by $26.6 million from December 31, 2024 to September 30, 2025, primarily due to an increase in customer specific material purchases and incremental unbilled production during the nine months ended September 30, 2025. Gross contract liabilities decreased by $4.2 million from December 31, 2024 to September 30, 2025, primarily due to the completion of certain wind blades during the nine months ended September 30, 2025 for certain customers that had provided payments in advance as of December 31, 2024.

For the nine months ended September 30, 2025, we recognized $5.2 million of revenue related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

Performance Obligations

Remaining performance obligations represent the transaction price for which work has not been performed and excludes any unexercised contract options. The transaction price includes estimated variable consideration as determined based on the estimated production output within the range of the contractual guaranteed minimum volume obligations and production capacity.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $270.3 million. We estimate that we will recognize 100% of the remaining performance obligations as revenue during the year ended December 31, 2025.

For the three and nine months ended September 30, 2025, net revenue recognized from our performance obligations satisfied in previous periods decreased by $21.0 million and $33.1 million, respectively. For the three and nine months ended September 30, 2024, net revenue recognized from our performance obligations satisfied in previous periods decreased by $0.9 million and $12.9 million, respectively. The decrease for the three and nine months ended September 30, 2025 primarily relate to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Note 6. Accrued Warranty

The warranty accrual activity consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Warranty accrual at beginning of period	$44,812	$34,000	$38,768	$37,483
Accrual during the period	3,750	3,641	11,763	9,127
Cost of warranty services provided during the period	(8,788)	(10,147)	(25,741)	(27,014)
Changes in estimate for pre-existing warranties, including expirations during the period and foreign exchange impact	7,011	7,757	21,995	15,655
Warranty accrual at end of period	$46,785	$35,251	$46,785	$35,251

As of September 30, 2025, $36.1 million of the warranty accrual was reclassified to liabilities subject to compromise. See Note 3 – Bankruptcy Proceedings, for further information.

Note 7. Debt

Long-term debt, net of current maturities, consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Debtor-in-possession financing (1)	$23,121	$—
11% Senior secured term loan—U.S. (2)	463,821	441,144
5.25% Convertible senior unsecured notes—U.S.	132,500	132,500
Secured and unsecured working capital—India	—	14,307
Other debt and equipment finance leases (3)	9,676	1,654
Total debt—principal	629,118	589,605
Less: Debt issuance costs (4)	—	(3,077)
Less: Debt discount (5)	(59,959)	(85,538)
Less: Debt subject to compromise (6)	(134,088)	—
Total debt, net of debt issuance costs and debt discount	435,071	500,990
Less: Current maturities of long-term debt (7)	(435,071)	(15,799)
Long-term debt, net of current maturities	$—	$485,191

(1) The amount as of September 30, 2025 includes $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $0.4 million of paid in kind interest.

(2) The amount as of September 30, 2025 includes principal balance of $378.0 million and $85.8 million of paid in kind interest.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) The amount as of September 30, 2025 includes $8.0 million of debt held by the Company’s wholly-owned indirect subsidiary in India that was owed to one of the Company’s wholly-owned indirect subsidiaries in Türkiye, and was previously eliminated in consolidation, and is now payable to the purchaser of the Türkiye operations.

(4) Approximately $2.4 million of amortization of debt issuance costs related to the Convertible Notes were recognized as a reorganization item during the three months ended September 30, 2025 as an adjustment to the carrying amount of the unsecured debt subject to compromise.

(5) The unamortized debt discount of $59.9 million as of September 30, 2025 is related to our Senior Secured Term Loan.

(6) The debt subject to compromise includes the $132.5 million of Convertibles Notes and $1.6 million of other debt.

(7) The commencement of the chapter 11 proceedings constituted an event of default that accelerated the Company’s obligations under the Term Loan and Convertible Notes (without any action on the part of such noteholders). Accordingly, all long-term debt was classified as current on the unaudited Condensed Consolidated Balance Sheet as of September 30, 2025. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the chapter 11 proceedings and rights to enforcement under such debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Note 8. Share-Based Compensation Plans

There were no awards granted during the three months ended September 30, 2025.

The share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$61	$158	$250	$732
General and administrative expenses	371	1,368	1,793	4,165
Total share-based compensation expense	$432	$1,526	$2,043	$4,897

The share-based compensation expense recognized by award type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
RSUs	$325	$1,123	$1,451	$3,742
Stock options	(25)	287	134	701
PSUs	132	116	458	454
Total share-based compensation expense	$432	$1,526	$2,043	$4,897

Note 9. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and nine years, some of which may include options to extend the leases up to ten years.

The filing of the Chapter 11 Cases on August 11, 2025 constitutes an event of default under certain of the Company's lease agreements, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on the Company's ongoing bankruptcy proceedings and its related automatic stay and other protections, refer to Note 3 – Bankruptcy Proceedings.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Total operating lease cost	$6,521	$6,813	$19,438	$20,416

Finance lease cost
Amortization of assets under finance leases	$877	$590	$2,076	$1,842
Interest on finance leases	3	10	14	35
Total finance lease cost	$880	$600	$2,090	$1,877

Total finance lease assets and liabilities were as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Finance Leases
Property, plant and equipment, gross	$20,583	$20,837
Less: accumulated depreciation	(19,675)	(17,784)
Total property, plant and equipment, net	$908	$3,053

Current maturities of long-term debt	$171	$372
Long-term debt, net of current maturities	48	163
Total finance lease liabilities	$219	$535

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,987	$19,464
Operating cash flows from finance leases	14	35
Financing cash flows from finance leases	672	938

Note 10. Financial Instruments

Foreign Exchange Derivative Contracts

We use foreign exchange derivative contracts, such as call options, to mitigate our exposure to fluctuations in exchange rates between the functional currencies of our subsidiaries and the other currencies in which they transact. We do not use such derivative contracts for speculative or trading purposes.

Our foreign exchange call option contracts qualified for accounting as cash flow hedges in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging, and we designated them as such.

Mexican Peso

With regards to our foreign exchange call option contracts, for the three and nine months ended September 30, 2025, $1.9 million and $3.8 million of premium amortization was recorded through cost of sales within our Condensed Consolidated Statements of Operations, respectively. In June 2025, we sold the remaining unexercised foreign exchange call option contracts with monthly

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expirations from July through December 2025, and recognized cash proceeds of $4.8 million from the sale. We recognized a gain on the sale of approximately $0.3 million and this gain related to the ineffective portion of the cash flow hedge was recorded in other income. There were no remaining outstanding foreign exchange call option contracts as of September 30, 2025.

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

The following table presents the pretax loss (gain) amounts reclassified from accumulated other comprehensive loss into our Condensed Consolidated Statements of Operations:

Accumulated	Condensed Consolidated	Three Months Ended		Nine Months Ended
Other Comprehensive	Statement of Operations	September 30,		September 30,
Loss Component	Line Item	2025	2024	2025	2024
		(in thousands)
Foreign exchange call option contracts	Other income	$—	$—	$(336)	$—
Foreign exchange call option contracts	Cost of sales	—	—	2,044	—

Note 11. Income Taxes

For the three and nine months ended September 30, 2025, we reported an income tax provision of $1.1 million and $4.9 million, respectively, as compared to an income tax provision of $2.4 million and $7.8 million, in the comparative prior year periods, respectively. The decreased income tax provision during the three and nine months ended September 30, 2025, resulted primarily from the change in the mix of earnings from foreign jurisdictions, valuation allowance, and reduction in certain permanent adjustments.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(116,234)	$(43,815)	$(229,587)	$(172,442)
Net (loss) income from discontinued operations	(11,927)	3,747	(15,114)	(20,183)
Net loss attributable to common stockholders	$(128,161)	$(40,068)	$(244,701)	$(192,625)

Denominator:
Basic weighted-average shares outstanding	48,730	47,556	48,473	47,422
Effect of dilutive awards	—	—	—	—
Diluted weighted-average shares outstanding	48,730	47,556	48,473	47,422

Loss from continuing operations per common share:
Basic	$(2.39)	$(0.93)	$(4.74)	$(3.64)
Diluted	$(2.39)	$(0.93)	$(4.74)	$(3.64)

(Loss) income from discontinued operations per common share:
Basic	$(0.24)	$0.08	$(0.31)	$(0.43)
Diluted	$(0.24)	$0.08	$(0.31)	$(0.43)

Loss per common share:
Basic	$(2.63)	$(0.84)	$(5.05)	$(4.06)
Diluted	$(2.63)	$(0.84)	$(5.05)	$(4.06)

Dilutive shares excluded from the calculation due to net losses in the period	117	680	262	406
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	1,732	222	1,340	627

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stockholders’ Deficit

Accumulated Other Comprehensive Loss

The following tables presents the changes in accumulated other comprehensive loss (AOCL) by component:

	Nine Months Ended September 30, 2025
	Foreign	Accrued
	currency	post-retirement	Foreign
	translation	benefit	exchange	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2024	$(9,081)	$(8,804)	$(4,933)	$(22,818)
Other comprehensive income (loss) before reclassifications	537	—	(1,902)	(1,365)
Amounts reclassified from AOCL	—	351	1,327	1,678
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	537	351	(575)	313
Balance at March 31, 2025	(8,544)	(8,453)	(5,508)	(22,505)
Other comprehensive income before reclassifications	112	—	1,591	1,703
Amounts reclassified from AOCL	—	267	981	1,248
Net tax effect	—	—	—	—
Net current period other comprehensive income	112	267	2,572	2,951
Balance at June 30, 2025	(8,432)	(8,186)	(2,936)	(19,554)
Other comprehensive income (loss) before reclassifications	(468)	—	1,579	1,111
Amounts reclassified from AOCL	20,082	8,186	1,357	29,625
Net tax effect	—	—	—	—
Net current period other comprehensive income	19,614	8,186	2,936	30,736
Balance at September 30, 2025	$11,182	$—	$—	$11,182

	Nine Months Ended September 30, 2024
	Foreign	Accrued
	currency	post-retirement	Foreign
	translation	benefit	exchange	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2023	$(7,627)	$—	$—	$(7,627)
Other comprehensive loss before reclassifications	(1,258)	—	—	(1,258)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive loss	(1,258)	—	—	(1,258)
Balance at March 31, 2024	(8,885)	—	—	(8,885)
Other comprehensive loss before reclassifications	(147)	—	—	(147)
Amounts reclassified from AOCL	—	—	—	—
Net tax effect	—	—	—	—
Net current period other comprehensive loss	(147)	—	—	(147)
Balance at June 30, 2024	(9,032)	—	—	(9,032)
Other comprehensive income (loss) before reclassifications	1,213	(11,240)	—	(10,027)
Amounts reclassified from AOCL	—	748	—	748
Net tax effect	—	—	—	—
Net current period other comprehensive income (loss)	1,213	(10,492)	—	(9,279)
Balance at September 30, 2024	$(7,819)	$(10,492)	$—	$(18,311)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

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

In January 2021, we received a complaint that was filed by the administrator for the Senvion Gmbh (Senvion) insolvency estate in German insolvency court. The complaint asserts voidance against us in the aggregate amount of $13.3 million. The alleged voidance claims relate to payments that Senvion made to us for wind blades that we produced prior to Senvion filing for insolvency protection. We filed a response to these alleged voidance claims in August 2021 and filed a supplemental response in April 2022. In November 2022, the court appointed an independent expert to assess whether Senvion was solvent at the time of the relevant payments. In July 2025, the independent expert submitted its assessment to the court, which concluded that Senvion was not insolvent at the time when the Company received substantially all of the payments from Senvion. Based on the results of the independent expert’s assessment, we believe we have meritorious defenses to the alleged voidance claims, and any subsequent challenges by the insolvency estate to the expert’s assessment would not be expected to have a material impact on our financial condition, results of operations, or cash flows.

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

Note 15. Concentration of Customers

Net sales from certain customers (in thousands) in excess of 10 percent of our total consolidated net sales are as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Customer	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total	Net sales	% of Total
GE Vernova	$124,942	53.3%	$140,014	54.0%	$380,316	53.4%	$334,801	50.4%
Vestas	104,606	44.6	94,875	36.6	321,824	45.2	241,794	36.4

Trade accounts receivable from certain customers in excess of 10 percent of our total consolidated trade accounts receivable are as follows:

	September 30,	December 31,
	2025	2024
Customer	% of Total	% of Total
GE Vernova	56.4%	30.5%
Vestas	27.9	21.4
Nordex	5.9	44.9

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16. Segment Reporting

We report our results of operations for our three reportable segments: (1) the United States (U.S.), (2) Mexico, and (3) India. Our operating segments are based on select geographic areas serving the wind energy market and are the same as our reportable segments. Refer to the discussion in Note 4 – Discontinued Operations, for information about our Türkiye discontinued operations which comprised the majority of our historic EMEA segment.

Our U.S. and India segments operate in the U.S. dollar. Our Mexico segment operates in its local currency, the Mexican Peso, and includes a U.S. parent company that operates in the U.S. dollar.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth certain information regarding each of our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales by segment (and geographic location):
U.S.	$24,819	$7,417	$42,504	$14,176
Mexico	170,659	206,342	557,465	518,111
India	35,893	43,053	107,350	126,882
Other	3,041	2,357	4,817	4,188
Total net sales	$234,412	$259,169	$712,136	$663,357

Cost of goods sold:
U.S.	$30,530	$6,711	$48,180	$11,046
Mexico	213,409	209,602	639,845	579,204
India	35,018	40,564	104,189	121,094
Other	1,991	2,118	4,650	4,860
Total cost of goods sold	$280,948	$258,995	$796,864	$716,204

Other segment expenses (1):
U.S.	$30,676	$9,459	$48,913	$37,044
Mexico	2,724	8,614	9,423	11,476
India	417	803	1,084	1,468
Other	—	—	—	—
Total other segment expenses	$33,817	$18,876	$59,420	$49,988

(Loss) income from continuing operations:
U.S.	$(36,387)	$(8,754)	$(54,590)	$(33,913)
Mexico	(45,474)	(11,874)	(91,803)	(72,570)
India	458	1,686	2,077	4,321
Other	1,050	240	168	(673)
Total loss from continuing operations	$(80,353)	$(18,702)	$(144,148)	$(102,835)

Capital expenditures:
U.S.	$(537)	$666	$3,076	$5,978
Mexico	3,017	3,651	8,441	9,476
India	(30)	131	738	579
Other	606	2,226	1,017	6,046
Total capital expenditures	$3,056	$6,674	$13,272	$22,079

Depreciation and amortization:
U.S.	$891	$712	$2,289	$2,268
Mexico	3,338	3,442	9,652	10,367
India	1,300	1,418	3,926	4,251
Other	81	43	207	141
Total depreciation and amortization	$5,610	$5,615	$16,074	$17,027

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(in thousands)
Tangible long-lived assets:
U.S.	$12,194	$10,061
Mexico	40,515	41,994
India	19,076	22,720
Other	1,111	727
Total tangible long-lived assets	$72,896	$75,502

Total assets:
U.S.	$93,524	$138,543
Mexico	177,982	149,396
India	101,476	156,874
Other	6,864	5,282
Total assets from continuing operations	$379,846	$450,095

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

OVERVIEW

Our Company

We are an independent manufacturer of composite wind blades for the wind energy market with a global manufacturing footprint. We deliver high-quality, cost-effective composite solutions through long-term relationships with leading original equipment manufacturers (OEM) in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators. We are headquartered in Scottsdale, Arizona and operate factories in the U.S., Mexico, and India. We operate additional engineering development centers in Denmark and Germany, and field services facilities in the U.S. and Spain.

Our business operations are defined geographically into three geographic operating segments—(1) the United States (U.S.), (2) Mexico, and (3) India. See Note 16 – Segment Reporting, to our condensed consolidated financial statements for more details about our operating segments.

We completed the divestiture of our automotive business in June 2024, our tooling business in August 2025, and our Türkiye business in September 2025. The Company determined that the sale of the Türkiye and automotive businesses represented strategic shifts that had major effects on the Company’s operations and financial results. Accordingly, the historical results of the Türkiye and automotive businesses have been reclassified as discontinued operations for all periods presented in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Voluntary Petitions for Reorganization under Chapter 11 and Section 363 Sale Process

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

The Chapter 11 Cases were filed in order to facilitate a financial and operational restructuring of the Company’s business and balance sheet. The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Debtors filed customary “first-day” motions with the Bankruptcy Court seeking authorization to support ongoing operations during the Chapter 11 Cases, including to (i) pay employee wages and benefits, (ii) pay certain critical vendors and suppliers for goods and services provided before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due.

The Debtors continue to engage with key stakeholders, including customers and the DIP Lenders (as defined below) regarding a restructuring plan. The Debtors also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to a competitive auction and sale process under Section 363 of the Bankruptcy Code. The Transaction Committee of the Company’s Board of Directors engaged third parties to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Chapter 11 Cases. Any of those sales will be subject to review and approval by the Bankruptcy Court and compliance with court-approved bidding procedures. The Company has incurred, and continues to incur, material reorganization expenses as a result of the Chapter 11 Cases.

Automatic Stay

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the 11% Senior Secured Term Loan (“the Term Loan”) and the 5.25% Convertible Senior Unsecured Notes (the “Convertible Notes”), amounting to borrowings of approximately $471.8 million and $135.3 million, respectively, as of the petition date, including accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, shall be immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the forgoing acceleration event, all of the Company's outstanding indebtedness, including indebtedness subject to cross default provisions, has been classified as current debt in the accompanying unaudited condensed consolidated balance sheet of the Company as of September 30, 2025.

DIP Financing

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a Super-Priority Senior Secured Priming Debtor-in-Possession Credit Agreement and Guaranty, dated as of August 14, 2025 (the “DIP Financing Agreement” and such financing thereunder, the “DIP Financing”), with Oaktree Fund Administration, LLC as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, the DIP Lenders have agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”) intended to facilitate a path forward for the Debtors to complete negotiations with key stakeholders on a comprehensive restructuring pursuant to the Chapter 11 Cases.

Under the DIP Facility, (i) $7.5 million of new money (the “DIP Tranche 1”) became available following Bankruptcy Court approval of the DIP Financing Agreement on an interim basis (the “Interim DIP Order”) on August 13, 2025, and (ii) up to $20 million of new money (the “DIP Tranche 2”) will become available, subject to the satisfaction of certain other funding conditions, following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on October 14, 2025, and (iii) up to $55 million of the principal amount outstanding under the senior secured term loan (“Senior Secured Term Loan”) issued under the existing Credit Agreement and Guaranty, dated as of December 14, 2023, by and among the Company, as the borrower, the Companies parties thereto as guarantors, the senior secured lenders party thereto, as the lenders, and Oaktree Fund Administration, LLC, as the administrative agent (as amended, restated, or otherwise modified from time to time prior to the date thereof, the “Existing Credit Agreement”), may be rolled into the DIP Facility, subject to the terms of the DIP Financing Agreement and approval from the Bankruptcy Court.

The DIP Facility will mature nine months from the Petition Date. The interest on the loans shall accrue at a per annum rate equal to SOFR + 9%, which interest shall be payable in kind. Upon the occurrence and during the continuance of an event of default, unless otherwise waived by the DIP Lenders, the interest rate on all obligations (including interest on overdue principal, interest and other amounts) shall accrue at an additional 2% per annum. The DIP Financing Agreement contains mandatory and voluntary prepayment provisions customary for transactions of this type (including with respect to proceeds of debt, asset sales, and insurance/condemnation events), which provide that, among other things, voluntary prepayments are permitted without prepayment premiums or penalties. The DIP Financing Agreement also contains certain restrictive loan covenants and events of default customary for credit facilities of this type.

On August 14, 2025, the Company received $7.5 million in DIP Tranche 1 borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). The Initial Roll-Up Loan was deemed funded pursuant to the DIP Financing Agreement on a cashless, dollar-for-dollar basis and constituted DIP Financing obligations on the day such roll-up became effective, and satisfied and discharged an equal amount of Senior Secured Term Loan obligations as if a payment in such amount had been made under the Existing Credit Agreement on such date. In addition, an upfront commitment fee in an amount equal to 3.00% of the aggregate amount of the DIP Tranche 1 borrowing was fully earned and payable to the DIP Lenders in the form of additional DIP Financing obligations on the funding date of the DIP Tranche 1. As of September 30, 2025, the Company had outstanding borrowings of $23.1 million under the DIP Facility, consisting of $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $0.4 million of paid in kind interest.

KEY TRENDS AND RECENT DEVELOPMENTS AFFECTING OUR BUSINESS

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

The U.S. continues to be our most important market. However, the U.S. market has been impacted by recent policy uncertainty for renewable energy coming from the current administration, which has resulted in a reduction in orders and investment dollars flowing into wind projects during the current year. In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which significantly changes the current wind energy tax credits, and phases out certain tax credits for wind components produced and sold after December 31, 2027. While this may result in higher near-term demand for wind blades in order for our customers to qualify for tax credits prior to expiration, these changes could have long-term implications that contribute to an overall lower outlook in the U.S. wind market.

We continue to monitor the global tariffs announced by the U.S. and assess the impacts of such tariffs on our business. Currently, the wind blades manufactured in our Mexico facilities that are imported into the U.S. are exempt from tariffs as they qualify under the U.S.-Mexico-Canada Agreement (USMCA) that has been in effect since July 2020. The wind blades manufactured in our India facilities are typically transferred to our customers once they have left our facilities and any import duties at the final installation destination are borne by our customers. We are subject to current tariffs on certain raw materials imported into the U.S. for use in production at our recently started Iowa manufacturing facility, but these are not expected to have a material impact on our business. The current environment in the U.S. surrounding tariffs has been extremely fluid under the current presidential administration. Potential revisions to the U.S. tariff structure could materially affect the company’s results of operations.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages approximately 12% and 20%, effective January 1, 2025 and 2024, respectively. In March 2025, we agreed to an amendment to our collective bargaining agreement with our associates in Matamoros, Mexico, and extended such agreement through March 2027. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in Mexico continue to experience wage inflation and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

Sale of Turkish operations

While long-term onshore market growth in Europe remains in sight, the economic viability of pursuing that demand with European-based manufacturing is becoming increasingly challenging. Historically, we have serviced the European market with our plants in Türkiye. However, the hyperinflationary environment in Türkiye and Türkiye’s monetary policy continues to limit Turkish Lira devaluation, resulting in a very challenging environment to export goods out of Türkiye. Furthermore, while we have successfully competed with Chinese wind blade manufacturers for years, their recent aggressive push to expand their presence in Europe and other regions outside of North America, supported by the Chinese government, has added to the challenging competitive environment outside of the U.S. Unlike the U.S., which has implemented tariffs to protect against unfair competition and tax laws to encourage near shoring and domestic manufacturing, European governments have not taken similar steps to meaningfully help suppliers like us that supply components to our OEM customers. The implementation of the Foreign Subsidies Regulation (FSR) by the EU and its recent more aggressive actions to combat unfairly subsidized Chinese products are encouraging, but their focus to date has been on protecting OEMs and active parts of wind turbines that could potentially be controlled remotely versus passive parts, such as the blades that we manufacture for our customers. As a result of these market factors and the ongoing labor strike by the manufacturing production employees at the two facilities in Türkiye, the Company began pursuing strategic alternatives with respect to its operations in Türkiye. On September 10, 2025, the Company completed the sale and transfer of its equity interests in the Turkish business on an “as-is” basis, whereby the purchaser acquired all assets and assumed all liabilities, including the debt obligations of the Turkish subsidiaries, recognizing a $10.3 million gain on sale of discontinued operations.

Going Concern

Overall, the various economic challenges presented in the markets where we operate, as discussed above, continue to create uncertainty in the industry’s near-term outlook and continue to challenge our operations. Based on our evaluation of our current forecast and liquidity assessment, we have concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern. On August 11, 2025, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is an event of default that accelerated our debt obligations. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the financial conditions raising substantial doubt about our ability to continue as a going concern. As a result, substantial doubt exists that the Company will be able to continue as a going concern for a period of at least twelve months from the issuance date of this

Quarterly Report on Form 10-Q. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

KEY METRICS USED BY MANAGEMENT TO MEASURE PERFORMANCE

In addition to measures of financial performance presented in our condensed consolidated financial statements in accordance with GAAP, we use certain other financial measures and operating metrics to analyze our performance. These “non-GAAP” financial measures consist of EBITDA, adjusted EBITDA, free cash flow and net cash (debt), which help us evaluate growth trends, establish budgets, assess operational efficiencies, oversee our overall liquidity, and evaluate our overall financial performance. The key operating metrics consist of wind blade sets produced, estimated megawatts of energy capacity to be generated by wind blade sets produced, utilization, dedicated manufacturing lines, manufacturing lines installed, and weighted-average sales price (ASP) per wind blade, all of which help us evaluate our operational performance. We believe that these measures are useful to investors in evaluating our performance. For a detailed discussion of our key financial measures and our key operating metrics, refer to the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Metrics Used By Management To Measure Performance” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion reflects continuing operations only, unless otherwise indicated.

KEY FINANCIAL MEASURES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Net sales	$234,412	$259,169	$712,136	$663,357
Net loss from continuing operations	(116,234)	(43,815)	(229,587)	(172,442)
EBITDA (1)	(87,030)	(14,256)	(142,476)	(85,055)
Adjusted EBITDA (1)	(47,030)	(1,756)	(88,869)	(64,583)
Capital expenditures (2)			13,272	22,079
Free cash flow (1)(2)			(128,100)	(96,922)

	September 30,	December 31,
	2025	2024
	(in thousands)
Total debt, net of debt issuance costs and debt discount	$435,071	$500,990
Net debt (1)	(404,653)	(302,970)

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA are reconciled as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss attributable to common stockholders	$(128,161)	$(40,068)	$(244,701)	$(192,625)
Net loss (income) from discontinued operations	11,927	(3,747)	15,114	20,183
Net loss from continuing operations	(116,234)	(43,815)	(229,587)	(172,442)
Adjustments:
Depreciation and amortization	5,610	5,615	16,074	17,027
Interest expense, net	22,480	21,574	66,108	62,586
Income tax provision	1,113	2,370	4,928	7,774
EBITDA	(87,030)	(14,256)	(142,476)	(85,055)
Share-based compensation expense	432	1,526	2,043	4,897
Foreign currency loss (income)	(563)	1,913	3,614	2,570
Loss on sale of assets and asset impairments	3,381	8,852	10,715	12,795
Restructuring charges, net	23,392	209	23,877	210
Reorganization items, net	13,358	—	13,358	—
Adjusted EBITDA	$(47,030)	$(1,756)	$(88,869)	$(64,583)

Free cash flow is reconciled as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(114,828)	$(74,843)
Capital expenditures	(13,272)	(22,079)
Free cash flow	$(128,100)	$(96,922)

Net debt is reconciled as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$29,500	$143,300
Cash and cash equivalents of discontinued operations	918	54,720
Total debt, net of debt issuance costs and debt discount	(435,071)	(500,990)
Net debt	$(404,653)	$(302,970)

KEY OPERATING METRICS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sets	447	390	1,206	1,024
Estimated megawatts	1,525	1,574	4,155	4,212
Utilization	83%	86%	77%	69%
Dedicated manufacturing lines	26	24	26	24
Manufacturing lines installed	26	24	26	24
Wind blade ASP (in $ thousands)	$158	$207	$183	$202

RESULTS OF OPERATIONS

The following table summarizes our operating results as a percentage of net sales for the three and nine months ended September 30, 2025 and 2024 that have been derived from our Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	117.6	97.0	108.8	102.0
Startup and transition costs	2.2	2.9	3.1	6.0
Total cost of goods sold	119.9	99.9	111.9	108.0
Gross (loss) profit	(19.9)	0.1	(11.9)	(8.0)
General and administrative expenses	3.0	3.8	3.5	5.6
Loss on sale of assets and asset impairments	1.4	3.4	1.5	1.9
Restructuring charges, net	10.0	0.1	3.3	0.0
Loss from continuing operations	(34.3)	(7.2)	(20.2)	(15.5)
Total other expense	(9.1)	(8.8)	(9.4)	(9.3)
Reorganization items, net	5.7	0.0	1.9	0.0
Loss before income taxes	(49.1)	(16.0)	(31.5)	(24.8)
Income tax provision	(0.5)	(0.9)	(0.7)	(1.2)
Net loss from continuing operations	(49.6)	(16.9)	(32.2)	(26.0)
Net (loss) income from discontinued operations	(5.1)	1.4	(2.2)	(3.0)
Net loss attributable to common stockholders	(54.7)%	(15.5)%	(34.4)%	(29.0)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$220,318	$248,577	$(28,259)	(11.4)%	$680,334	$643,611	$36,723	5.7%
Field service, inspection and repair services sales	14,094	10,592	3,502	33.1	31,802	19,746	12,056	61.1
Total net sales	$234,412	$259,169	$(24,757)	(9.6)%	$712,136	$663,357	$48,779	7.4%

The decrease in wind blade, tooling, and other wind related (collectively, Wind) sales for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to liquidated damages as a result of certain production challenges at our Mexico facilities, temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases, and lower average sales prices of wind blades due to changes in the mix of wind blade models produced, partially offset by a 15% increase in the number of wind blades produced. The change in volume was primarily due to an increase in volume at one of our previously idled facilities in Juarez, Mexico, and the restart of our previously idled facility in Iowa in the current period.

The increase in Wind sales for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a 19% increase in the number of wind blades produced, partially offset by liquidated damages as a result of certain production challenges at our Mexico facilities and lower average sales prices of wind blades due to changes in the mix of wind blade models produced. The change in volume was primarily due to the restart of our previously idled facilities mentioned above, offset by a temporary production stoppage due to a safety stand-down in our Mexico manufacturing facilities in the second quarter of 2025 and temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases.

The increase in field service, inspection and repair services (collectively, Field Services) sales for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities.

Segment discussion

The following table summarizes our net sales by our four geographic operating segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
U.S.	$24,819	$7,417	$17,402	NM	$42,504	$14,176	$28,328	199.8%
Mexico	170,659	206,342	(35,683)	(17.3)	557,465	518,111	39,354	7.6
India	35,893	43,053	(7,160)	(16.6)	107,350	126,882	(19,532)	(15.4)
Other	3,041	2,357	684	29.0	4,817	4,188	629	15.0
Total net sales	$234,412	$259,169	$(24,757)	(9.6)%	$712,136	$663,357	$48,779	7.4%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$14,175	$—	$14,175	NM	$17,842	$—	$17,842	NM
Field service, inspection and repair services sales	10,644	7,417	3,227	0.4	24,662	14,176	10,486	0.7
Total net sales	$24,819	$7,417	$17,402	NM	$42,504	$14,176	$28,328	199.8%

The increase in our U.S. segment's Wind sales for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to the restart of production at our Iowa manufacturing facility.

The increase in our U.S. segment's Field Services sales for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$169,431	$205,524	$(36,093)	(17.6)%	$554,323	$516,729	$37,594	7.3%
Field service, inspection and repair services sales	1,228	818	410	50.1	3,142	1,382	1,760	1.3
Total net sales	$170,659	$206,342	$(35,683)	(17.3)%	$557,465	$518,111	$39,354	7.6%

The decrease in our Mexico segment's Wind sales for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to liquidated damages as a result of certain production challenges at our Mexico facilities, temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases, and lower average sales prices of wind blades due to changes in the mix of wind blade models produced, partially offset by a 14% net increase in the number of wind blades produced across our Mexico manufacturing facilities. The change in volume was primarily due to the restart of production of a previously idled facility in Juarez, Mexico, as well as higher utilization as certain of our manufacturing lines in Mexico were in serial production in the current periods, that were in transition during the prior comparative periods.

The increase in our Mexico segment's Wind sales for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a 26% net increase in the number of wind blades produced across our Mexico manufacturing facilities, partially offset by liquidated damages as a result of certain production challenges, temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases, and lower average sales prices of wind blades due to changes in the mix of wind blades produced. The change in volume was primarily due to the restart of production of a previously idled facility in Juarez, Mexico, as well as higher utilization as certain of our manufacturing lines in Mexico were in serial production in the current periods, that were in transition during the prior comparative periods. This increase in volume was partially offset by a temporary production stoppage from a safety stand-down in the second quarter and a decrease in the number of wind blades produced at the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024.

The increase in our Mexico segment's Field Services sales for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating inspection and repair activities.

India Segment

The following table summarizes our net sales by product/service for the India segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$35,893	$43,053	$(7,160)	(16.6)%	$107,350	$126,882	$(19,532)	(15.4)%
Total net sales	$35,893	$43,053	$(7,160)	(16.6)%	$107,350	$126,882	$(19,532)	(15.4)%

The decrease in our India segment's Wind sales for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to lower average sales prices of wind blades due to changes in the mix of wind blade models produced and a decrease of 1% and 7% in the number of wind blades produced for the three and nine months ended September 30, 2025, respectively.

Other

The following table summarizes our net sales by product/service for all other operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Wind blade, tooling and other wind related sales	$819	$—	$819	NM	$819	$—	$819	NM
Field service, inspection and repair services sales	2,222	2,357	(135)	(5.7)	3,998	4,188	(190)	(0.0)
Total net sales	$3,041	$2,357	$684	29.0%	$4,817	$4,188	$629	15.0%

The increase in other net sales for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to an increase in sales of other wind-related items, partially offset by a decrease in volume of field services at our Spain operations.

Total cost of goods sold

The following table summarizes our total cost of goods sold for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Cost of sales	$275,693	$251,474	$24,219	9.6%	$774,577	$676,336	$98,241	14.5%
Startup costs	5,255	4,596	659	14.3	12,468	18,278	(5,810)	(31.8)
Transition costs	—	2,925	(2,925)	NM	9,819	21,590	(11,771)	(54.5)
Total startup and transition costs	5,255	7,521	(2,266)	(30.1)	22,287	39,868	(17,581)	(44.1)
Total cost of goods sold	$280,948	$258,995	$21,953	8.5%	$796,864	$716,204	$80,660	11.3%
% of net sales	119.9%	99.9%		20.0%	111.9%	108.0%		3.9%

NM – not meaningful

Total cost of goods sold as a percentage of net sales increased by approximately 17% and 2.9% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to liquidated damages as a result of production challenges, a temporary production stoppage from a safety stand-down in the second quarter of 2025, and higher overtime at our Mexico manufacturing facilities. This increase was partially offset by lower startup and transition costs and the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period. The fluctuating U.S. dollar against the Mexican Peso and Indian Rupee had a combined unfavorable impact of 0.4% and a combined favorable impact of 1.6% on consolidated cost of goods sold for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

General and administrative expenses

The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
General and administrative expenses	$7,044	$9,815	$(2,771)	(28.2)%	$24,828	$36,983	$(12,155)	(32.9)%
% of net sales	3.0%	3.8%		(0.8)%	3.5%	5.6%		(2.1)%

General and administrative expenses decreased by approximately 0.8% and 2.1% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to lower employee compensation costs, and lower professional service and consulting fees unrelated to our capital restructuring activities, partially offset by increased network and telecommunication costs associated with the implementation of our advanced technology processes in the first half of 2025.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Loss on sale of receivables	$3,542	$4,777	$(1,235)	(25.9)%	$10,555	$8,178	$2,377	29.1%
(Gain) loss on sale of other assets	(161)	4,075	(4,236)	(104.0)	160	4,617	(4,457)	(96.5)
Total loss on sale of assets and asset impairments	$3,381	$8,852	$(5,471)	(61.8)	$10,715	$12,795	$(2,080)	(16.3)
% of net sales	1.4%	3.4%		(2.0)%	1.5%	1.9%		(0.4)%

The decrease in loss on sale of assets and asset impairments for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to changes in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers in the respective periods.

Income (loss) from operations

Segment discussion

The following table summarizes our income (loss) from operations by our four geographic operating segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
U.S.	$(36,387)	$(8,754)	$(27,633)	NM	$(54,590)	$(33,913)	$(20,677)	(61.0)%
Mexico	(45,474)	(11,874)	(33,600)	NM	(91,803)	(72,570)	(19,233)	(26.5)
India	458	1,686	(1,228)	(72.8)	2,077	4,321	(2,244)	(51.9)
Other	1,050	240	810	NM	168	(673)	841	NM
Total loss from continuing operations	$(80,353)	$(18,702)	$(61,651)	NM	$(144,148)	$(102,835)	$(41,313)	(40.2)%
% of net sales	(34.3)%	(7.2)%		(27.1)%	(20.2)%	(15.5)%		(4.7)%

U.S. Segment

The increase in loss from operations in our U.S. segment for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to increased pre-petition professional fees associated with our capital restructuring activities, increased hiring costs and inefficiencies from the start-up of production at our previously idled Iowa facility, offset by increased field services sales and lower general and administrative expenses due to lower employee compensation costs.

Mexico Segment

The increase in loss from operations in our Mexico segment for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to liquidated damages as a result of certain production challenges, temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases, higher overtime, and the impacts of a temporary production stoppage from a safety stand-down in the second quarter of 2025. This was partially offset by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, a decrease in startup and transition costs, an increase in the number of wind blades produced due to the restart of production at one of our previously idled facilities in Juarez, Mexico, and changes in foreign currency fluctuations. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 0.1% and a favorable impact of 2.4% on the Mexico segment's cost of goods sold for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

India Segment

The decrease in income from operations in our India segment for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to lower average sales prices of wind blades, decreases in the number of wind blades produced, and an increase in startup and transition costs in the first quarter of 2025.

Other income (expense)

The following table summarizes our total other income (expense) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Interest expense, net	$(22,480)	$(21,574)	$(906)	(4.2)%	$(66,108)	$(62,586)	$(3,522)	(5.6)%
Foreign currency income (loss)	563	(1,913)	2,476	129.4	(3,614)	(2,570)	(1,044)	(40.6)
Miscellaneous income	508	744	(236)	(31.7)	2,570	3,323	(753)	(22.7)
Total other expense	$(21,409)	$(22,743)	$1,334	5.9%	$(67,152)	$(61,833)	$(5,319)	(8.6)%
% of net sales	(9.1)%	(8.8)%		(0.3)%	(9.4)%	(9.3)%		(0.1)%

Total other expense as a percentage of net sales increased by 0.3% and 0.1% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to an increase in interest expense and non-cash amortization of debt discount related to the refinancing and issuance of our Senior Secured Term Loan.

Income taxes

The following table summarizes our income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Income tax benefit	$(1,113)	$(2,370)	$1,257	53.0%	$(4,928)	$(7,774)	$2,846	36.6%
Effective tax rate	(0.5)%	(0.9)%		0.4%	(0.7)%	(1.2)%		0.5%

See Note 11 – Income Taxes, to our condensed consolidated financial statements for more details about our income taxes for the three and nine months ended September 30, 2025 and 2024.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Net loss from continuing operations	$(116,234)	$(43,815)	$(72,419)	(165.3)%	$(229,587)	$(172,442)	$(57,145)	(33.1)%

The increase in our net loss from continuing operations for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to liquidated damages, production challenges, higher overtime across our Mexico facilities, and increased pre-petition and post-petition professional fees associated with our capital restructuring activities. This was partially offset by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, and an overall increase in the number of wind blades produced compared to the prior period.

Net loss from discontinued operations

The following table summarizes our net income (loss) from discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Net (loss) income from discontinued operations	$(11,927)	$3,747	$(15,674)	NM	$(15,114)	$(20,183)	$5,069	25.1%

The increase in our net loss from discontinued operations for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the impacts of the labor strike at the Türkiye facilities, partially offset by the impacts of the gain on sale of our Türkiye operations. The decrease in our net loss from discontinued operations for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the impacts of the divestiture of our Automotive business on June 30, 2024 in the prior comparative period and the gain on the sale of our Turkish operations, partially offset by the impacts of the labor strike at the Türkiye facilities in the current period.

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

As of September 30, 2025 and December 31, 2024, we had $435.1 million and $500.9 million in outstanding indebtedness, net of issuance costs and debt discount, respectively. We had net repayments under all of our various financing arrangements of $40.7 million for the nine months ended September 30, 2025 as compared to net proceeds under our financing arrangements of $62.5 million in the comparable period of 2024, primarily due to the repayment of all outstanding borrowings under our India credit facility, and higher net repayments of outstanding borrowings under the Türkiye credit facilities. As of September 30, 2025, all debt obligations associated with our former Türkiye subsidiaries were transferred to the purchaser as part of the sale of our Turkish business.

Our liquidity as of September 30, 2025 has also been impacted by liquidated damages paid to our customers and lower than expected wind blade production volume at our Mexico manufacturing facilities due to a temporary production stoppage from a safety stand-down in the second quarter of 2025 and temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases. We have also incurred significant professional fees and other costs in connection with our Chapter 11 Cases that have adversely impacted our liquidity.

As of September 30, 2025 and December 31, 2024, we had unrestricted cash, cash equivalents and short-term investments totaling $29.5 million and $143.3 million, respectively. The September 30, 2025 balance includes $5.8 million of cash located outside of the United States, including $3.3 million in India, $1.5 million in Mexico and $1.0 million in other countries. The December 31, 2024 balance included $5.8 million of cash located outside of the U.S., including $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. In addition to these amounts, at September 30, 2025 and December 31, 2024 we had $0.9 million and $54.7 million, respectively, of unrestricted cash and cash equivalents related to our discontinued operations which is held outside of the U.S.

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

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the Credit Agreement and the Convertible Notes, amounting to borrowings of approximately $471.8 million and $135.3 million, respectively, as of the petition date, including accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, shall be immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

Based on this event of default, and on our evaluation of our current forecast and liquidity assessment, we have concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the financial conditions raising substantial doubt about our ability to continue as a going concern. As a result, substantial doubt exists that the Company will be able to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity to meet our obligations and operating needs as they become due.

Financing Facilities

Our total principal amount of debt outstanding as of September 30, 2025 and December 31, 2024, including debt subject to compromise, was $629.1 million and $589.6 million, respectively. See Note 7 – Debt, to our condensed consolidated financial statements for more details on our debt balances.

Cash Flow Discussion

The following table summarizes our key cash flow activities for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	$ Change
	(in thousands)
Net cash used in operating activities	$(114,828)	$(74,843)	$(39,985)
Net cash used in investing activities	(14,588)	(22,079)	7,491
Net cash (used in) provided by financing activities	(41,492)	60,776	(102,268)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	3,791	(485)	4,276
Net change in cash, cash equivalents and restricted cash	$(167,117)	$(36,631)	$(130,486)

Operating Cash Flows

Net cash used in operating activities increased by $40.0 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to lower income from continuing operations discussed above, professional fees and employee retention payments associated with our Chapter 11 Cases, and the impact of the labor strike in Türkiye. These increases in cash used in operating activities were partially offset by the shutdown of the Nordex Matamoros facility and divestiture of our Automotive business on June 30, 2024, which had significant losses from operations in the prior comparative period.

Investing Cash Flows

Net cash used in investing activities decreased by $7.5 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to lower capital expenditures from fewer lines in startup and transition in the current year.

Financing Cash Flows

Net cash provided by financing activities decreased by $102.3 million for the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to net repayments of $47.9 million of outstanding borrowings under our international credit facilities in the current period compared to net proceeds of $62.0 million under the same credit facilities in the prior period. Partially offsetting these net uses of cash from financing activities, the Company received $7.5 million in proceeds under its DIP Financing Agreement.

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

The following table summarizes certain key details of each of the accounts receivable assignment agreements in place as of September 30, 2025:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Mexico	SOFR plus 0.26%
2020	India	SOFR plus 0.26%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our condensed consolidated balance sheet. During the three and nine months ended September 30, 2025, $178.2 million and $493.9 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above as compared to $186.5 million and $341.2 million, respectively, in the comparative prior year periods.

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

Foreign Currency Exchange Rate Risk. We conduct international operations in Mexico, India and Europe. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we enter into either a purchase or sale transaction using a currency other than the functional currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our condensed consolidated financial statements. In recent years, exchange rates between these foreign currencies and the U.S. dollar have fluctuated significantly and may do so in the future. A hypothetical change of 10% in the exchange rates for the countries above would have resulted in a change to income from operations of approximately $18.9 million for the nine months ended September 30, 2025.

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

Taking into account the contractual obligations of our customers to share with us the cost savings or increases resulting from a change in the current forecasted price of resin and resin systems, we believe that a 10% change in the current forecasted price of resin and resin systems for the customers in which we are exposed to fluctuating prices would have an impact to income from operations of approximately $4.5 million for the nine months ended September 30, 2025. With respect to our other customer supply agreements, our customers typically receive approximately 60% of the cost savings or increases resulting from a change in the price of resin and resin systems.

Interest Rate Risk. As of September 30, 2025, all remaining secured and unsecured financing and finance lease obligations are fixed rate instruments and are not subject to fluctuations in interest rates.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of September 30, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 14 – Commitments and Contingencies, under the heading “Legal Proceedings” to our condensed consolidated financial statements for a discussion of legal proceedings and other related matters.

Item 1A. RISK FACTORS

There have been no material changes to the Risk Factors (Part I, Item 1A) in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by our disclosure to the Risk Factors (Part II, Item 1A) in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which could materially affect our business, financial condition, and/or future results, other than as set forth below.

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
•
our ability to successfully conduct a sale, execute a transaction, develop, adopt, confirm and consummate a chapter 11 plan or alternative restructuring transaction, or otherwise realize any value with respect to our assets;
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

Delays in the Chapter 11 Cases may increase the risks of our being unable to adopt, implement and consummate a plan of reorganization and increase our costs associated with the Chapter 11 Cases

There can be no assurance that we will be able to adopt, implement and consummate a plan of reorganization. A prolonged chapter 11 proceeding could adversely affect our relationships with customers, suppliers and employees, among other parties, which in turn could adversely affect our business, financial condition, results of operations and cash flows and our ability to continue as a going concern. A weakening of our financial condition, cash flows and results of operations could adversely affect our ability to adopt, implement and consummate a plan of reorganization. If we are unable to consummate a plan of reorganization, we may be forced to liquidate our assets.

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

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the restructuring of our business. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the restructuring and the Chapter 11 Cases are protracted. During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors, suppliers and facility lessors who may be concerned about our ongoing long-term viability.

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

Not applicable.

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

TPI COMPOSITES, INC.

Date: November 10, 2025	By:	/s/ Ryan Miller
Ryan Miller
Chief Financial Officer
(Principal Financial Officer)