Form 10-K
period 2025-12-31
TPI COMPOSITES, INC
filed 2026-03-25
CIK 1455684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2025 as reported by the NASDAQ Global Market on such date was approximately $23.5 million. Shares of the Registrant’s common stock held by each named executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of January 31, 2026, the Registrant had 48,765,812 shares of common stock outstanding.

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

i

NOTE REGARDING CHAPTER 11 BANKRUPTCY PROCEEDINGS

As previously disclosed, on August 11, 2025 (the “Petition Date”), TPI Composites, Inc. (the “Company”) and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, collectively, the “Company Parties” or the “Debtors”) each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors also filed a motion seeking approval of procedures for the sale of all or any of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code. Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/TPIComposites. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Company cannot assure you that its creditors or stockholders will receive any recovery in connection with the Chapter 11 Cases. The Company also cautions that trading in the Company’s common stock during the pendency of the Chapter 11 Cases is highly speculative, poses substantial risks, and is subject to potential restrictions imposed by the Bankruptcy Court. Trading prices for the Company’s common stock may bear little or no relationship to the actual recovery, if any, by holders of the Company’s common stock in the Chapter 11 Cases. Accordingly, the Company urges caution with respect to existing and future investments in its common stock. Further, the Company expects that holders of the Company’s common stock will not receive distributions in the Chapter 11 Cases, and that the equity will be canceled in connection with the Chapter 11 Cases. See Part I, Item 1A – Risk Factors for a discussion of risks related to the Chapter 11 proceedings.

On August 19, 2025, the Company’s common stock, par value $0.01 per share, was suspended from trading on The Nasdaq Stock Market LLC (“Nasdaq”). On September 12, 2025, a Form 25 was filed with the Securities and Exchange Commission (the “SEC”), which removed the Company’s common stock from listing and registration on Nasdaq. The common stock began trading on the OTC Pink Market on August 19, 2025 under the symbol “TPICQ.” [As of January 2, 2026, the first business day of fiscal year 2026, the Company had fewer than 300 shareholders of record and as a result, was not subject to any periodic reporting obligations under Section 15(d) of the Exchange Act. The Company intends to file a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to voluntarily deregister our common stock and suspend reporting obligations under the Exchange Act, as soon as possible after filing this report.

On March 1, 2026, the Company received a letter from the lenders (the “DIP Lenders”) under the DIP Credit Agreement (as defined below) regarding an Event of Default occurring under the Super-Priority Senior Secured Priming Debtor-in-Possession Credit Agreement and Guaranty, dated as of August 14, 2025, among the Company, as the Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Oaktree Fund Administration, LLC (“Oaktree”) as the Administrative Agent (as amended, modified or supplemented from time to time, the “DIP Credit Agreement”). All capitalized terms not defined herein but defined in the DIP Credit Agreement shall have the meanings given to such terms in the DIP Credit Agreement. The letter notified and confirmed to the Borrower that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction (as each is defined below) as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

On March 4, 2026, following a competitive marketing process to sell all or part of the Debtors’ asset pursuant to section 363 of the Bankruptcy Code, the Company and certain of its direct and indirect subsidiaries (collectively, the “Sellers”), entered into various agreements with Vestas Wind Systems A/S and certain of its subsidiaries (collectively, “Vestas”), pursuant to which the Company will sell and transfer its manufacturing business in Chennai, India for a purchase price of approximately $10.0 million, and its manufacturing business in Matamoros, Mexico for a purchase price of approximately $14.0 million (collectively, the “Vestas Sale Transactions”). The Sellers currently manufacture wind blades for Vestas at these facilities. In each instance, the Vestas Sale Transactions are subject to certain purchase price adjustments and the assumption of certain liabilities and are subject to a number of closing conditions and may be terminated by either party under certain circumstances, including among others, if the Vestas Sale Transactions are not closed by June 30, 2026. Refer to Note 24 – Subsequent Events for further information regarding the Vestas Sale Transactions.

Further, on March 6, 2026, the Company and certain of its direct and indirect subsidiaries (collectively, the “ECP Seller Parties”) entered into a Stock and Asset Purchase Agreement (the “ECP Purchase Agreement”) with ECP Blade Holdings LLC (“ECP Buyer”). Pursuant to the ECP Purchase Agreement, the ECP Seller Parties will sell and transfer to ECP Buyer (i) all of the equity interests of certain foreign indirect subsidiaries of the Company, and (ii) substantially all of the assets primarily related to the Company’s wind blade manufacturing business at facilities located in the U.S. and Mexico, other than the assets to be sold pursuant to the Vestas Sale Transaction (the “ECP Business”) in exchange for approximately $20.0 million in cash, subject to certain purchase price adjustments and the assumption of certain liabilities, each as set forth in the ECP Purchase Agreement (the “ECP Sale Transaction”). The ECP Sale Transaction is subject to a number of closing conditions and may be terminated by either party under certain circumstances, including among others, if the ECP Sale Transaction has not been consummated by June 30, 2026, subject to extension in certain circumstances. Refer to Note 24 – Subsequent Events for further information regarding the ECP Sale Transaction.

Additionally, on March 16, 2026, the Company and certain of its direct and indirect subsidiaries (collectively, the “Back-Up Bidder Seller Parties”) entered into a Term Sheet (the “GE Vernova Term Sheet”) with GE Vernova International LLC (“GE Vernova”), setting forth the terms of definitive documentation to be entered into among the Back-Up Bidder Seller Parties and GE Vernova (the “Back-Up Bidder Documentation”). Pursuant to the GE Vernova Term Sheet, in the event that the ECP Purchase Agreement is terminated and subject to other conditions set forth in the GE Vernova Term Sheet, the Back-Up Bidder Seller Parties will sell and transfer to GE Vernova, free and clear of all liens, interests, and encumbrances (except as will be set forth in the Back-Up Bidder Documentation) pursuant to section 363 of the Bankruptcy Code certain assets of the Back-Up Bidder Seller Parties, including assets related to wind blade manufacturing at our Iowa facility and all related storage facilities used in connection with such manufacturing and other intellectual property related to wind blade manufacturing of the blade types (including, but not limited to, design, technical support, and other items) (the “GEV Business”), in exchange for approximately $21.0 million in cash (the “GE Vernova Transaction”). Pursuant to the GE Vernova Term Sheet, the consummation of the GE Vernova Transaction shall be subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order approving the GE Vernova Transaction, (ii) termination of the ECP Purchase Agreement, and (iii) conditions with respect to the accuracy of representations and warranties and compliance with covenants to be set forth in the Back-Up Bidder Documentation. If the ECP Purchase Agreement is terminated and the GE Vernova Transaction is not consummated prior to August 31, 2026, GE Vernova is obligated to purchase the certain obligations of the DIP Lenders under the DIP Credit Agreement from the DIP Lenders. Refer to Note 24 – Subsequent Events for further information regarding the GE Vernova Transaction.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
risks associated with the ongoing U.S. Customs and Border Protection (“CBP”) review of certain of the wind blade models that are manufactured at our facilities in Mexico, and the ability to import these blades into the U.S. market;
•
our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
•
risks attendant to the bankruptcy process, including the Company's ability to satisfy the terms and conditions of the debtor-in-possession financing (“DIP Financing”) and obtain approval with respect to motions or other requests made to the Bankruptcy Court;
•
risks associated with satisfying the terms and conditions of the proposed sale transactions;
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
•
employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties as a result of the Chapter 11 Cases;
•
risks associated with the delisting of our common stock by the Nasdaq Global Market and the deregistration of our securities in accordance with applicable SEC rules;
•
the adverse impact of the Chapter 11 Cases on our business, financial condition, and results of operations;
•
our ability to successfully conduct a sale, execute a transaction, develop, adopt, confirm and consummate a chapter 11 plan or alternative restructuring transaction, or otherwise realize any value with respect to our assets, in each case, that is approved by the Bankruptcy Court;
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
•
our ability to keep up with market changes and innovations;
•
the impact of the pace of new product and wind blade model introductions on our business and our results of operations;
•
our ability to maintain, protect and enhance our intellectual property (“IP”);
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

These forward-looking statements are only predictions. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to materially differ from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. We have described under the heading “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K the principal risks and uncertainties that we believe could cause actual results to differ from these forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as guarantees of future events.

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

Bankruptcy Proceedings

On August 11, 2025 (the “Petition Date”), TPI Composites, Inc. and certain of its direct and indirect subsidiaries (such subsidiaries, together with the Company, collectively, the “Company Parties” or the “Debtors”) each filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors also filed a motion seeking approval of procedures for the sale of all or any of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code. Documents filed on the docket of, and other information related to, the Chapter 11 Cases are available at https://restructuring.ra.kroll.com/TPIComposites. Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. The Company continues to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Discontinued Operations

On September 10, 2025, the Company consummated the sale and transfer of 100% of its ownership interests of the Company’s two Turkish subsidiaries (the “Türkiye business”), which was approved by the Bankruptcy Court. The transaction involved the sale and transfer of the assets and operations of two wind blade manufacturing facilities and a field service inspection and repair business in Izmir, Türkiye on an “as-is” basis, including the assumption of the entire liabilities and debt position of the Turkish subsidiaries by the purchaser. The Türkiye business comprised the majority of the Company’s EMEA segment. The Company determined that the sale of the Türkiye business represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the historical results of our Türkiye business have been presented as discontinued operations in our consolidated Statements of Operations and consolidated Balance Sheets.

On June 30, 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The Automotive subsidiary was previously classified as held for sale in the Company’s consolidated balance sheets as of December 31, 2023. The divestiture constituted a strategic shift as the Company will focus entirely on executing its core business in the wind industry going forward, and accordingly, the historical results of our Automotive subsidiary have been presented as discontinued operations in our consolidated statements of operations and consolidated balance sheets.

Unless specifically noted or otherwise indicated, all information set forth in this Annual Report on Form 10-K relates to the Company as it existed as of December 31, 2025 and the following discussion reflects continuing operations only.

Overview

We are an independent manufacturer of composite wind blades for the wind energy market with a manufacturing footprint currently in the U.S., Mexico, and India. We enable certain of the industry’s leading wind turbine original equipment manufacturers (OEM) to outsource the manufacturing of a portion of their wind blades through our footprint of advanced manufacturing facilities strategically located to serve large wind markets in a cost-effective manner. Given the importance of wind energy capture, turbine reliability and cost to power producers, the size, quality and performance of wind blades is highly strategic to our OEM customers. We have entered into supply agreements pursuant to which we dedicate capacity at our facilities to our customers and manufacture wind blade sets (each set consisting of three wind blades) for our customers. This collaborative dedicated supplier model provides us with contracted volumes that generate revenue visibility, drive capital efficiency and allow us to produce wind blades at a competitive cost, while ensuring critical dedicated capacity for our customers.

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

Our wind blade manufacturing business accounted for approximately 95%, 97%, and 96% of our total net sales for each of the years ended December 31, 2025, 2024 and 2023, respectively.

Financial Information about Segments and Geographic Areas

We divide our business operations into three geographic operating segments - (1) the U.S., (2) Mexico, and (3) India as follows:

•
Our U.S. segment includes (1) the manufacturing of wind blades at our Newton, Iowa facility which restarted production in the second half of 2025, (2) wind blade inspection and repair services in the U.S., and global corporate support functions including (3) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (4) our engineering center in Berlin, Germany and (5) our corporate headquarters in Scottsdale, Arizona.
•
Our Mexico segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and one facility in Matamoros, Mexico and (2) wind blade inspection and repair services in Mexico.
•
Our India segment includes (1) the manufacturing of wind blades at our facility in Chennai, India, and (2) wind blade inspection and repair services in India.

For additional information regarding our discontinued operations, and operating segments and geographic areas, see Note 4 – Discontinued Operations, and Note 23 – Segment Reporting, respectively, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

The key elements of our business strategy are as follows:

•
Successfully complete the sale of substantially all of our assets pursuant to section 363 of the Bankruptcy Code. We continue to operate our business as debtors-in-possession and following a competitive marketing process, in March 2026, we agreed to terms in separate transactions to sell substantially all of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code, subject to various closing conditions.
•
Capitalize on the long-term trends of decarbonization of the electric sector. We believe we are well-positioned to participate and benefit from the long-term trend of decarbonization of the electric sector. Although regulatory uncertainty, including uncertainty related to the current U.S. administration's actions regarding clean energy, as well as permitting, siting and transmission challenges in the U.S. and Europe has tempered demand for wind energy in the near term, we expect demand for renewable energy, and wind energy in particular, will continue to grow in the long term due to a multitude of factors, including: increased demand for all forms of energy to power data centers and the electrification of industrial production and transportation; increased cost competitiveness of wind energy compared to fossil fuel generated electricity; increased demand from corporations and utility providers for renewable energy; the need for energy independence and security and recent international policy initiatives designed to promote the growth of renewable energy. We believe our strategic footprint of manufacturing facilities will allow us to capitalize on the expected long-term growth of wind energy.

•
Leverage our manufacturing footprint to serve the North American market. We believe we are well-positioned with our strategic footprint, and we believe we have optimized this footprint to serve our key customer in key markets. We utilize our strengths in composites technology and manufacturing, combined with our collaborative dedicated supplier model to provide our customers with an efficient solution for their expansion in large onshore wind markets.
•
Continue to ensure that wind energy remains competitive with other energy sources. We continue to work with our customers on wind blade models that maximize the capture of wind energy so that the levelized cost of energy for wind energy remains competitive with other energy sources such as solar and natural gas. We also continue to utilize our advanced technology, regional manufacturing facilities strategically located to cost effectively serve large wind markets and ability to source materials globally at competitive costs to deliver high-performing, composite wind blades. Our collaborative engineering approach allows us to integrate our customer’s design requirements with cost-efficient, replicable and scalable manufacturing processes that reduce manufacturing cycle times, new line and factory start up times and new blade model transition times. We also continue to work with our customers to minimize the impacts of inflation, including increases in the cost of materials and production in a manner that further strengthens our customer relationships and mitigates the impact to our margins.
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

Wind Blade Manufacturing Operations and Process

We have developed significant expertise in advanced composite technology and we use high performance composite materials, precision molding and assembly systems including modular tooling, and advanced process technology, as well as sophisticated measurement, inspection, testing and quality assurance tools, allowing us to produce over 103,000 wind blades since 2001 from our continuing and discontinued operations with a strong, long-term field performance record in a market where reliability is critical to our customers’ success. We manufacture or have manufactured wind blades ranging from 30 meters to over 80 meters in length across our manufacturing facilities and have the capability to manufacture wind blades of greater lengths as required by existing or new customers. In combination with our advanced technologies, we seek to create manufacturing processes that are replicable and scalable in our manufacturing facilities located worldwide, regardless of cultural or language barriers. Using continuous improvement principles, we can customize each manufacturing step, from raw materials to finished products. This also allows us to systematically design for the entire manufacturing process so that we can achieve better quality control and increase production efficiency. We believe that our focus on simplifying and, where feasible, automating production processes is critical to manufacturing high-precision, lightweight and durable products at a competitive cost for our customers. We produce high unit volumes of near-aerospace-grade products at industrial costs.

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

We have also developed BladeAssureTM, a process that integrates advanced technologies to ensure world-class wind blade quality and operational efficiency. These technologies include AI-aided vision solutions, selective automation and robotics, advanced sensors, and inspection technologies. These advancements are designed to document, verify, automate, and prevent manufacturing inconsistencies and abnormalities. We implemented BladeAssureTM at the majority of our manufacturing facilities in 2025.

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

Wind Blade Supply Agreements

During the year ended December 31, 2025, we manufactured wind blades for our two primary customers, Vestas Wind Systems A/S (“Vestas”) and GE Vernova, Inc. (“GE Vernova”), which are some of the world’s largest wind turbine manufacturers.

Moving forward, the Company expects to focus its core wind blade business on supporting its operations with a single customer, GE Vernova.

In our collaborative dedicated supplier model, our customers are incentivized to maximize the volume of wind blades purchased due to lower pricing at higher purchase volumes. Historically, our supply agreements generally contain liquidated damages provisions in the event of late delivery. Typically, our supply agreements with our customers provide us with downside protection through minimum annual volume commitments, as well as encourage our customers to maximize the volume of wind blades they purchase from us, since purchasing less than a specified amount typically triggers higher pricing. Some of our supply agreements also provide for annual sales price reductions reflecting assumptions regarding improvements in our manufacturing efficiency and increases in productivity. We work to continue to drive down or minimize the impact of increases in the cost of materials and production through innovation and global sourcing, a portion of the benefit of which we share with our customers contractually, further strengthening our deep customer relationships. Similarly, we typically share any raw material price increases with our customers. However, one of our customers sources all of the critical raw materials that we use to produce such customers' wind blades and this customer assumes 100% of any such raw material price increases or decreases. Wind blade pricing is based on annual commitments of volume as established in the customer’s contract, with orders less than committed volume resulting in additional costs per wind blade to the customer. Orders in excess of annual commitments may result in discounts to customers from the contracted price for the committed volume. Customers may utilize early payment discounts, which are reported as a reduction of revenue at the time the discount is taken.

Research and Development

We conduct research and development in close collaboration with our customers and suppliers in areas of design for manufacturing and deployment of innovative manufacturing processes, including automation, advanced materials, and emerging product quality inspection tools. We have partnered with the U.S. Department of Energy, national laboratories, universities, suppliers, and our customers to innovate through cost-sharing and funded development of advanced manufacturing, sustainability (including material recycling) and other innovative programs. During the year ended December 31, 2025, we initiated projects on a variety of funded efforts with universities, government laboratories and private industry partners that include inspection technologies, additive manufacturing of modular wind blades, as well as manufacturing automation applying recycled materials to ensure movement toward a more sustainable, carbon neutral future. We continue to collaborate in national consortia and study a broad range of wind energy related technologies with our customers and wind energy owner operators. One such set of activities is an internal and external collaborative development program to create a comprehensive multi-layered artificial intelligence (AI) powered vision system that supports production metrics such as cycle-time and labor headcount and will also drive quality by reducing infusion defects and ensuring uniform resin process across the entire surface of the wind turbine blade.

We continue to expand our IP portfolio through funding internal research and development. Our manufacturing technology team is leveraging our in-house knowledge and expertise in modeling, data analysis, machine learning, artificial intelligence, and optical vision systems to implement an engineering configuration that allows for an effective roll-out of a closed-loop blade manufacturing system which we expect will positively impact quality, labor productivity and cycle-time. We are expanding and diversifying our Model-Based Manufacturing tools and techniques to cover broad technical areas including design, manufacturability, finishing processes and factory level repairs.

We employ a highly experienced workforce of engineers in various facets of our business, from research and development projects, to the ongoing, real-time development and implementation of incremental manufacturing and material improvements. We have an advanced engineering center based in Berlin, Germany which focuses on blade design, tooling, materials and process technology development. In addition, we have an advanced engineering center based in Kolding, Denmark which provides technical and engineering resources to our manufacturing facilities and our customers. Our research and development effort places a priority on improving quality through process and procedure improvement, in addition to reducing cost through specification changes and sourcing of more cost-effective suppliers. Other areas of emphasis include composite design, prototyping, testing, optimization and volume production capabilities. We also encourage our associates to invent and develop new technologies to maintain our competitiveness in the marketplace. In addition to our internal research and development activities, from time to time, we also conduct research and development activities pursuant to funded development arrangements with our customers and other third parties and we intend to continue to seek opportunities for product development programs that could create recurring revenue and increase our overall profitability over the long term.

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

Intellectual Property

We have a variety of IP rights, including trademarks, copyrights and patents issued, filed and applied-for in a number of jurisdictions, including the U.S., Germany, the European Union, Türkiye, India and China, but we believe that our continued success and competitive position depend, in large part, on our proprietary materials, tooling, process and inspection technologies and our ability to innovate and not on our IP alone. Accordingly, we take measures to protect the confidentiality and control the disclosure of our proprietary technology. We rely primarily on a combination of patents, know-how and trade secrets to establish and protect our proprietary rights and preserve our competitive position. We also seek to protect our proprietary technology, in part, by confidentiality agreements with our customers, associates, consultants and other contractors. Trade secrets, however, are difficult to protect. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our customers, associates, consultants or contractors use IP owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Backlog

As of December 31, 2025 and 2024, our backlog for wind blades and related wind products totaled $114.8 million and $237.6 million, respectively. Our backlog includes purchase orders issued in connection with our supply agreements. We generally record a purchase order into backlog when the following requirements have been met: a signed supply agreement or other contractual agreement has been executed with our customer, a purchase order has been issued by our customer and we expect to ship wind blades to or produce the related wind products for such customer in satisfaction of any purchase order within 12 months. Backlog as of any particular date should not be relied upon as indicative of our revenue for any future period.

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

Department of Labor and comparable agencies in Mexico, India and individual U.S. states. In addition, our manufacturing operations in Mexico and India are subject to those countries’ wage and price controls, currency exchange control regulations, investment and tax laws, laws restricting our ability to repatriate profits, trade restrictions and laws that may restrict foreign investment in certain industries. Some of these laws have only been recently adopted or are subject to further rulemaking or interpretation, and their impact on our operations, including the cost of complying with these laws, is uncertain. We believe that our operations currently comply, in all material respects, with applicable laws and regulations. Further, as a U.S. corporation, we are subject to The Foreign Corrupt Practices Act of 1977 (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although FCPA enforcement was recently paused by the U.S. federal government, we plan to continue to comply with the provisions of the FCPA. As a U.S. corporation with global operations, we are also subject to foreign antibribery laws and regulations in the countries where we conduct business, including the U.K. Bribery Act and the India Prevention of Corruption Act.

In August 2022, the U.S. Congress passed the Inflation Reduction Act of 2022 (IRA) which effectively extended the Production Tax Credit for Renewable Energy (PTC), which provides owners of wind turbines with a credit against its U.S. federal income tax obligations based on the amount of electricity generated by the wind turbine. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind blades. We plan to utilize the AMPC at our Newton, Iowa manufacturing facility, which restarted production in the second half of 2025. However, the passing of the One Big Beautiful Bill Act (OBBBA) in July 2025 resulted in these wind energy tax credits being phased out earlier than expected, which could have a material impact on our Iowa facility. As of December 31, 2025, we generated and recognized approximately $7.9 million of tax credit receivables related to the AMPC based on the production of eligible wind blades at our Iowa facility during the year. We continue to monitor U.S. government policy and actions for any changes that could have adverse impacts on our business.

At the state level, as of December 31, 2024, 30 states, the District of Columbia and Puerto Rico have implemented renewable portfolio standard (RPS) programs that generally require that, by a specified date, a certain percentage of a utility’s electricity supplied to consumers within such state is to be from renewable sources (ranging from 10% to 100% and from between the present and 2050).

Customs Review

The CBP is currently reviewing certain of the wind blade models that are manufactured at our facilities in Mexico pursuant to the Uyghur Forced Labor Prevention Act (“UFLPA”). As a result of these reviews, CBP has restricted the importation of these wind blades into the U.S. while the matter remains under investigation. Although we are confident that our wind blade supply chain does not source materials from the Xinjiang Uyghur Autonomous Region of China, the UFLPA establishes a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of China, or by certain identified entities, are made with forced labor and are therefore prohibited from entry into the U.S. unless the importer can demonstrate otherwise to the satisfaction of CBP.

Because of the current CBP actions, a substantial portion of the wind blades manufactured at our Mexico facilities are unable to be imported into the U.S. market. The inability to import these wind blades has significantly disrupted, and may continue to disrupt, our supply chain, reduce available inventory for U.S. customers, delay deliveries, and result in lost sales. In addition, these CBP reviews have required and may continue to require significant management attention, internal resources, and legal and compliance costs as we work to respond to CBP’s inquiries and further demonstrate compliance with applicable laws.

The outcome and duration of the CBP reviews are uncertain. If we are unable to satisfactorily resolve the matter, CBP may continue to detain, exclude, or seize affected wind blades, which could further restrict our ability to serve customers in the U.S. and may require us to modify our sourcing, manufacturing, or supply chain practices. Any prolonged disruption in our ability to import wind blades into the U.S., or any adverse findings by CBP, will have a further, material adverse effect on our business, financial condition, and results of operations.

Human Capital

As of December 31, 2025, we employed more than 9,600 full-time associates, approximately 800 of whom were in the U.S., 7,800 in Mexico, 900 in India and 100 in other countries. Certain of our associates in our manufacturing facility in Matamoros, Mexico are represented by labor unions. We believe that our relations with our associates are generally good.

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

Inclusion

We aspire to create an environment that recognizes and celebrates the benefits that come with a diverse workforce and strive to create a culture of inclusion where everyone has a true sense of belonging and feels they can be themselves in the workplace.

Talent

We market open jobs across multiple platforms such as our website, LinkedIn, internal postings and local job boards to ensure that our candidate pool is as diverse as possible. We promote having diversity on the interviewing and selection panel to ensure different points of view are considered as part of the final selection process. We enjoy high levels of retention across all of our geographies. We facilitate an annual talent review process in all regions and functional teams to promote the internal development and promotion of internal talent. We have enjoyed high participation in associate surveys, high engagement levels against industry normative data, and facilitated an inclusion survey in 2025, 2024 and 2023.

Environmental, Health and Safety

We are subject to various environmental, health and safety laws, regulations and permit requirements in the jurisdictions in which we operate governing, among other things, health, safety, pollution and protection of the environment and natural resources, the handling and use of hazardous substances, the generation, storage, treatment and disposal of wastes, and the cleanup of any contaminated sites. We are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material adverse effect on our business, financial position or results of operations. However, failure by us to comply with applicable environmental and other requirements could result in fines, penalties, enforcement actions, third party claims, remediation actions, and could negatively impact our reputation. We have adopted environmental, health and safety policies outlining our commitment to environmental responsibility and accountability and our desire to eliminate unsafe behaviors in the workplace. These policies apply to the Company as a whole, and our vendors and suppliers and are available on our website. We have a company-wide focus on safety and have implemented a number of measures to promote workplace safety. Customers are increasingly focused on safety records in their sourcing decisions due to increased regulations to report all incidents that occur at their sites and the costs associated with such incidents.

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

Information about our Executive Officers

The following table sets forth certain information regarding our Executive Officers as of March 25, 2026:

Name, Age	Position	Year Appointed as Executive Officer of TPI Composites, Inc.	Business Experience since January 1, 2018
William Siwek, 63	President, Chief Executive Officer and Director	2013	TPI Composites, Inc.: Chief Executive Officer since May 2020, President from May 2019 to May 2020, Chief Financial Officer from August 2013 to May 2019.
Charles Stroo, 50	Chief Operating Officer, Wind	2023

TPI Composites, Inc.: Chief Operating Officer since November 2023.

Collins Aerospace: Vice President of Power & Controls Operations from March 2023 to November 2023, Vice President of Avionics Operations from February 2020 to March 2023, Senior Director Operations from March 2019 to February 2020, Director Mexicali Operations from November 2015 to March 2019.

Ryan Miller, 51	Chief Financial Officer	2022

TPI Composites, Inc.: Chief Financial Officer since May 2022.

Collins Aerospace: Vice President and Chief Financial Officer of Avionics Division from November 2018 to February 2022.

Rockwell Collins: Vice President and Controller of the Commercial Systems Division from April 2017 to November 2019.

Steven Fishbach, 56	General Counsel and Secretary	2015	TPI Composites, Inc.: General Counsel since January 2015.

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

Risks Related to Our Business as a Whole

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

The Chapter 11 Cases have had a material adverse effect on our business, financial condition, results of operations and cash flows. The significant risks associated with the Chapter 11 Cases that could result in material adverse effects on our business, financial condition, results of operations, and cash flows include or relate to the following:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining control as debtors-in-possession;
•
the significant amount of time and effort spent by management dealing with the Chapter 11 cases and related matters;
•
the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy;
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
•
the length of time that we will operate with chapter 11 protection and any resulting risk that we will not satisfy the milestones to be specified in the definitive DIP Financing documentation, including the DIP Default, and in our agreement with our secured lenders with respect to our use of their cash collateral;
•
the availability of operating capital during the pendency of the Chapter 11 Cases, including any event that could terminate our right to continued access to the cash collateral of our lenders to use as operating capital;
•
third-party motions in the Chapter 11 Cases;
•
the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operations; and
•
the adequacy of our cash balances at the time of our projected exit from the Chapter 11 Cases.

The Chapter 11 Cases raise substantial doubt regarding our ability to continue as a going concern.

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

Our financial position, revenue, operating results, profitability and cash flows are difficult to predict and may vary from quarter to quarter.

Our quarterly revenue, operating results, profitability and cash flows have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

•
warranty expense;
•
associate wage levels and wage inflation in Mexico and other countries in which we operate, and continuing general inflationary pressures in these markets;
•
operating and startup costs relating to existing and new manufacturing facilities;
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

Any potential remedies that may be enforced by Oaktree in respect of a default under our DIP Credit Agreement could have significant impacts on our business and our ability to successfully emerge from the Chapter 11 Cases.

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a Super-Priority Senior Secured Priming Debtor-in-Possession Credit Agreement and Guaranty, dated as of August 14, 2025 (the “DIP Credit Agreement” and such financing thereunder, the “DIP Financing”), with Oaktree Fund Administration, LLC as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, the DIP Lenders have agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”). The DIP Credit Agreement contains mandatory and voluntary prepayment provisions customary for transactions of this type (including with respect to proceeds of debt, asset sales, and insurance/condemnation events), which provide that, among other things, voluntary prepayments are permitted without prepayment premiums or penalties. The DIP Credit Agreement also contains certain restrictive loan covenants and events of default customary for credit facilities of this type.

On August 14, 2025, the Company received $7.5 million in new money (“DIP Tranche 1”) borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). The Initial Roll-Up Loan was deemed funded pursuant to the DIP Credit Agreement on a cashless, dollar-for-dollar basis and constituted DIP Financing obligations on the day such roll-up became effective and satisfied and discharged an equal amount of Senior Secured Term Loan obligations as if a payment in such amount had been made on such date. In addition, an upfront commitment fee in an amount equal to 3.00% of the aggregate amount of the DIP Tranche 1 borrowing was fully earned and payable to the DIP Lenders in the form of additional DIP Financing obligations on the funding date of the DIP Tranche 1. As of December 31, 2025, the Company had outstanding borrowings, including accrued interest, of $23.9 million under the DIP Facility.

On March 1, 2026, the Company received a letter from the DIP Lenders that notified and confirmed to the Company that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

A substantial portion of the wind blade models that we manufacture at our facilities in Mexico are currently subject to reviews by U.S. Customs and Border Protection under the Uyghur Forced Labor Prevention Act, which has prevented us from importing these wind blades into the U.S. and is currently and could continue to have a material, adverse effect on our business, results of operations, and financial condition.

CBP is currently reviewing certain of the wind blade models that are manufactured at our facilities in Mexico pursuant to the Uyghur Forced Labor Prevention Act (“UFLPA”). As a result of these reviews, CBP has restricted the importation of these wind blades into the U.S. while the matter remains under investigation. Although we are confident that our wind blade supply chain does not source materials from the Xinjiang Uyghur Autonomous Region of China, the UFLPA establishes a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of China, or by certain identified entities, are made with forced labor and are therefore prohibited from entry into the U.S. unless the importer can demonstrate otherwise to the satisfaction of CBP.

Because of the current CBP actions, a substantial portion of the wind blades manufactured at our Mexico facilities are unable to be imported into the U.S. market. The inability to import these wind blades has significantly disrupted, and may continue to disrupt, our supply chain, reduce available inventory for U.S. customers, delay deliveries, and result in lost sales. In addition, these CBP reviews have required and may continue to require significant management attention, internal resources, and legal and compliance costs as we work to respond to CBP’s inquiries and further demonstrate compliance with applicable laws.

The outcome and duration of the CBP reviews are uncertain. If we are unable to satisfactorily resolve the matter, CBP may continue to detain, exclude, or seize affected wind blades, which could further restrict our ability to serve customers in the U.S. and may require us to modify our sourcing, manufacturing, or supply chain practices. Any prolonged disruption in our ability to import wind blades into the U.S., or any adverse findings by CBP, will have a further, material adverse effect on our business, financial condition, and results of operations.

Our Credit Agreement with Oaktree contains, and any future loan agreements we may enter into may contain, operating and financial covenants that restrict our business and financing activities.

As of December 31, 2025, we had outstanding $476.9 million of senior, secured indebtedness, including principal and paid-in-kind interest, under the Credit Agreement and Guaranty, dated as of December 14, 2023, between the Company and Oaktree Fund Administration, LLC (the Credit Agreement). Our obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial covenants and other restrictions regarding, among other things, maintaining minimum cash balances, making capital expenditures and other restricted payments, incurring additional indebtedness, creating liens, and paying dividends.

The commencement of the Chapter 11 Cases constituted an event of default (and an acceleration event) under the Credit Agreement and the enforcement of any remedies in respect of such default and acceleration is automatically stayed as a result of the Chapter 11 Cases.

The fluctuation of foreign currency exchange rates could materially harm our financial results.

Since we conduct a significant portion of our operations internationally, our business is subject to foreign currency risks, including currency exchange rate fluctuations. The exchange rates are affected by, among other things, changes in political and economic conditions. To the extent our future revenues and expenses are generated outside of the U.S. in currencies other than the U.S. dollar, including the Mexican Peso or India Rupee, among others, we will be subject to increased risks relating to foreign currency exchange rate fluctuations which could materially harm our business, financial condition and operating results.

Our manufacturing operations and future growth are dependent upon the availability of capital, which may be insufficient to support our capital expenditures.

Our current wind blade manufacturing activities and future growth will require substantial capital investment. For the years ended December 31, 2025 and 2024, our capital expenditures, including those related to discontinued operations, were $14.5 million and $26.2 million, respectively. We plan to make continued investments in our domestic and international facilities. Our ability to continue to operate and grow our business is predicated on us making significant additional capital investments to expand our existing manufacturing facilities and build and operate new manufacturing facilities in existing and new markets or access capital to acquire new businesses. We may not have the capital to undertake these capital investments. In addition, our capital expenditures may be significantly higher if our estimates of future capital investments are incorrect and may increase substantially if we are required to undertake actions to comply with new regulatory requirements or compete with new technologies. The cost of some projects may also be affected by foreign exchange rates if any raw materials or other goods must be paid for in foreign currency. We cannot assure you that we will be able to raise funds on favorable terms, if at all. We also cannot assure you that completed capital expenditures will yield the anticipated results. If we are unable to obtain sufficient capital at a reasonable cost or at all, we may not be able to expand our business to take advantage of changes in the marketplace or may be required to delay, reduce or eliminate some or all of our current operations, which could materially harm our business, operating results and financial condition.

Our business and reputation could be adversely impacted by any violations of the FCPA, the U.K. Bribery Act, and other foreign anti-corruption laws.

As a U.S. corporation, we are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Other countries in which we operate also have anti-corruption laws, some of which prohibit improper payments to government and non-government persons and entities, and others extend their application to activities outside their country of origin. Although FCPA enforcement was recently paused, we plan to continue to comply with the provisions of the FCPA. We have manufacturing facilities in Mexico and India, countries with a fairly high risk of corruption. Those facilities are subject to routine government oversight. In addition, a number of our raw materials and components suppliers are state-owned, particularly in China. Moreover, due to our need to import raw materials across international borders, we also routinely have interactions, directly or indirectly, with customs officials. In many foreign countries, under local custom, businesses engage in practices that may be prohibited by the FCPA or other similar laws and regulations. Additionally, we continue to hire associates around the world to support our international operations. Although we have implemented certain policies, procedures and controls designed to ensure compliance with the FCPA and similar laws, there can be no guarantee that all of our associates and agents, as well as those companies to which we outsource certain of our business operations, have not taken and will not take actions that violate our policies and the FCPA or other anti-corruption laws, which could subject us to fines, penalties, disgorgement, and loss of business, harm our reputation and impact our ability to compete in certain jurisdictions. In addition, these laws are complex and far-reaching in nature, and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Moreover, our competitors may not be subject to the FCPA or similar laws, which could provide them with a competitive advantage in some jurisdictions.

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

Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Any failure to maintain that system, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business, and lead to our becoming subject to litigation, sanctions or investigations by the SEC or other regulatory governmental agencies and bodies.

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

Certain of our associates in Matamoros, Mexico, which in the aggregate represented approximately 21% of our workforce as of December 31, 2025, are covered by collective bargaining agreements which are in effect through the end of March 2027.

Additionally, our other associates working at other manufacturing facilities may vote to be represented by a labor union in the future. There can be no assurance that we will not experience labor disruptions such as work stoppages or other slowdowns by workers at any of our facilities. Should significant industrial action, threats of strikes or related disturbances occur, or other challenges with negotiating and extending our collective bargaining agreements with our unionized associates, we could experience further disruptions of operations and increased labor costs in Mexico or other locations, which could materially harm our business, operating results or financial condition. Any such work stoppage or slow-down at any of our facilities could also result in additional expenses and possible loss of revenue for us.

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

Substantially all of our revenues are derived from two wind blade customers. GE Vernova and Vestas accounted for 56.4% and 41.9%, respectively, of our total net sales for the year ended December 31, 2025, and 52.1% and 35.9%, respectively, of our total net sales for the year ended December 31, 2024, and 41.4% and 39.1%, respectively, of our total net sales for the year ended December 31, 2023. Accordingly, we are substantially dependent on continued business from our current wind blade customers. If one or more of our wind blade customers were to reduce or delay wind blade orders, file for bankruptcy or become insolvent, fail to pay amounts due or satisfactorily perform their respective contractual obligations with us or otherwise terminate or fail to renew their supply agreements with us, our business, financial condition and results of operations could be materially harmed.

We do not have long-term contractual volume commitments from our customers beyond 2025 and our customers may elect not to place new wind blade orders with us or may elect to substantially reduce the volume of wind blades ordered from us due to market conditions and other external factors impacting the demand for wind blades.

Our supply agreements expired at the end of 2025. Although we expect to extend our supply agreements beyond 2025, we currently do not have long-term contractual commitments from our customers to purchase wind blades beyond 2025 primarily due to ongoing negotiations surrounding the Chapter 11 Cases. Our supply agreements generally establish annual purchase requirements on which we rely for our future production and financial forecasts. However, the timing and volume of purchases, within certain parameters, may be subject to change by our customers. If one or more of our customers terminate or reduce the number of manufacturing lines and volumes of wind blades purchased, or fail to enter into new purchase commitments with us, it may materially harm our business, financial condition and results of operations.

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

We provide warranties for all of the wind blades we produce, including parts and labor, for periods that typically range from two to five years depending on the product sold. We also have offered extended warranties in certain situations to resolve outstanding warranty claims and may offer extended warranties to our customers in the future. Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, shipping and handling and de-installation and re-installation costs at customers’ sites. Our assumptions could be materially different from the actual performance of our products and these remediation expenses in the future. The expenses associated with wind blade repair and remediation activities can be substantial and may include changes to our manufacturing processes. If our estimates prove materially incorrect, we could incur warranty expenses that exceed our reserves, increase our future warranty reserves, and we could be required to make material unplanned cash expenditures, which could materially harm our business, operating results and financial condition.

We have experienced, and could in the future experience, quality or operational issues in connection with plant construction, expansion or assumption which could result in losses and cause delays in our ability to complete our projects and may therefore materially harm our business, financial condition and results of operations.

We dedicate most of the capacity of our current wind blade manufacturing facilities to existing customers and, as a result, we may need to build additional manufacturing capacity or facilities to serve the needs of new customers or expanded needs of existing customers. We currently conduct wind blade manufacturing operations at four facilities in Mexico, one in India, and one in Iowa in the U.S. The construction of new plants and the expansion or assumption of existing plants involves significant time, cost and other risks. We generally expect our plants to generate losses in their first 12 to 18 months of operations related to production startup costs. Additionally, numerous factors can contribute, and have in the past contributed, to delays or difficulties in the startup of, or the adoption of our manufacturing lines to produce larger wind blade models, which we refer to as model transitions, in our manufacturing facilities. These factors include permitting, construction or renovation delays, defects or issues with product tooling, the engineering and fabrication of specialized equipment, the modification of our general production know-how and customer-specific manufacturing processes to address the specific wind blades to be tested and built, changing and evolving customer specifications and expectations and the hiring and training of plant personnel. Any delays or difficulties in plant startup, expansion or assumption may result in cost overruns, production delays, contractual penalties, loss of revenues, reduced margins and impairment of customer relationships, which could materially harm our business, financial condition and results of operations.

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

We have developed a strategic manufacturing footprint to serve the growing wind energy market worldwide and have wind blade manufacturing facilities in the U.S., Mexico, and India. Although a majority of our manufacturing facilities are located outside of the U.S., historically more than half of the wind blades that we produced were deployed in wind farms located within the U.S. The wind blades manufactured at our Iowa facility, where production restarted in the second half of 2025, and substantially all of the wind blades manufactured at our Mexico facilities, are deployed within the U.S. In addition, many of our wind blades are exported from our India manufacturing facility to the U.S. Consequently, demand for wind energy and our wind blade sales could be adversely affected by a variety of reasons and factors, including the tariffs on goods and products imported into the U.S. and other regulatory or legal changes or developments relating to wind and renewable energy in the U.S. Any downturn in demand for wind energy in the U.S. could materially harm our business.

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

We rely upon third parties for raw materials, such as fiberglass, carbon fiber, resins, foam core and balsa wood, and various components for the products we manufacture. Some of these raw materials and components may only be purchased from a limited number of suppliers. Current geopolitical climate, and the economic environment generally, including with respect to inflation and trade policies, continue to evolve and affect supply chain performance and underlying assumptions in various ways – specifically with volatility in commodity, energy, and logistics costs. However, the overall pricing for the raw materials that we source decreased in 2025 compared to 2024 due to decreases in pricing and logistics costs. We expect to see a further decrease in material pricing in 2026.

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

In 2025, we procured approximately 22% of our raw materials from China, so any ocean logistic delays, weather events, strikes, other force majeure events or geopolitical developments impacting China could disrupt our supply chain. In addition, a disruption in any aspect of our global supply chain caused by transportation delays, customs delays, cost issues or other factors could result in a shortage of raw materials or components critical to our manufacturing needs. Any supply shortages, delays in the shipment of materials or components from third party suppliers, or changes in the terms on which they are available could disrupt or materially harm our business, operating results and financial condition.

Ongoing inflationary pressures have caused and may continue to cause many of our material, labor, and other costs to increase, which can have adverse impacts on our results of operations. The government of Mexico increased minimum wages approximately 20%, 12% and 13%, effective January 1, 2024, 2025 and 2026, respectively. While our customer contracts allow us to pass a portion of these increases to our customers, we were not able to recover 100% of the wage inflation. If our Mexico manufacturing facilities continue to experience wage inflation at these levels and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages could further deteriorate our competitive position, and have a material impact on our results of operations and financial condition.

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

In 2025, we experienced a decline in demand for our wind blades due primarily to regulatory uncertainty as our customers and wind farm developers continued to defer investments into the future until inflationary pressure and global economies stabilize, and there is clearer regulatory guidance. This decline in demand adversely impacted our operating results for 2025. In addition to factors affecting the wind energy market generally, our customers’ demand may also fluctuate based on other factors beyond our control. Any decline in customer demand below anticipated levels could materially harm our revenues and operating results and could delay or impede our growth strategy.

We operate a substantial portion of our business in international markets and we may be unable to effectively manage a variety of currency, legal, regulatory, economic, social and political risks associated with our global operations and those in developing markets.

We currently operate manufacturing facilities in the U.S., Mexico, and India. For the years ended December 31, 2025, 2024 and 2023, approximately 93%, 98% and 97%, respectively, of our net sales were derived from our international operations. Our overall success depends, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions. The global nature of our operations is subject to a variety of risks, including:

•
difficulties in staffing and managing multiple international locations;
•
the risk of significant wage inflation in Mexico and other countries in which we operate, and continuing general inflationary pressures in these markets;
•
increased exposure to foreign currency exchange rate risk or currency exchange controls imposed by foreign countries;
•
the risk of import, export and transportation regulations and tariffs on foreign trade and investment, including boycotts and embargoes;
•
taxation and revenue policies or other restrictions, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or tariffs;
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

The U.S. wind energy industry has been dependent in part upon governmental support through certain incentives including federal tax incentives and state RPS programs and may not be economically viable if a large number of these incentives are not continued. Government-sponsored tax incentive programs including the PTC, and the Investment Tax Credit (ITC) have supported the U.S. growth of wind energy. In August 2022, the PTC was extended until the later of 2032 or when greenhouse gas emissions have been reduced by 75% compared to 2022. In addition, a new advanced manufacturing production tax credit (AMPC) was created that can be claimed for the domestic production and sale of clean energy components, such as wind blades. However, in July 2025, the OBBBA was signed into law in the U.S., which resulted in the AMPC being phased out earlier than initially expected, with the credit expiring at the end of December 31, 2027. In addition, the U.S. Presidential administration has issued executive orders that have impacted the onshore wind market, including halting the issuance of permits and leases for new wind projects on public lands in the U.S. pending additional review from multiple federal agencies, resulting in further uncertainty in the wind market.

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

In connection with the Chapter 11 Cases, we expect that our common stock will be cancelled. We have a significant amount of indebtedness and other liabilities that are senior to our current shares of common stock in our capital structure, and it is expected that any available value will be distributed in respect of such indebtedness and liabilities and not our common stock. In addition, the value of our existing common stock has substantially decreased leading up to the Chapter 11 Cases. Accordingly, any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common shares.

There is no assurance that an active market in our common stock will continue at present levels or at all.

On August 19, 2025, our common stock was delisted from Nasdaq and is currently quoted in the over-the-counter (the “OTC”) market. OTC is a significantly more limited market than Nasdaq, and quotation on the OTC will likely result in a less liquid market for existing and potential holders of the common stock to trade our common stock and could further depress the trading price of our common stock. There is no guarantee that our common stock will be regularly traded on the OTC, and accordingly, our common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market. There is no assurance that an active market for our common stock will continue at present levels or at all, including as a result of being delisted from Nasdaq. As a result, an investor may find it difficult to dispose of our common stock on the timeline and at the volumes they desire, which may limit the liquidity of our common stock and may have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

The termination of the registration of our common stock under the Exchange Act could negatively affect the liquidity and trading prices of our common stock.

We expect to file with the SEC a Form 15, Notice of Termination of Registration and Suspension of Duty to File, to voluntarily deregister our common stock and suspend reporting obligations under the Exchange Act as soon as possible. Deregistering our common stock could negatively affect the liquidity, trading volume and trading prices of our common stock. Further, after filing the Form 15, we will not be required to file periodic or current reports with the SEC or provide certain information to our stockholders under the Exchange Act, and many provisions of the Exchange Act will become inapplicable to us.

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

Item 2. Properties

Our headquarters is located in Scottsdale, Arizona, and we lease various other facilities in the U.S., Mexico, India, Denmark, Germany and Spain. We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry out our business at expected capacity for the foreseeable future. The table below lists various information regarding our facilities as of March 25, 2026:

	Operating	Year	Leased or	Approximate
Location	Segment	Commenced	Owned	Square Footage	Description of Use
Newton, IA, U.S.	U.S.	2008	Leased	337,922	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2013	Leased	345,984	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	453,096	Wind Blade Manufacturing Facility
Juárez, Mexico	Mexico	2016	Leased	339,386	Wind Blade Manufacturing Facility
Matamoros, Mexico	Mexico	2017	Leased	527,442	Wind Blade Manufacturing Facility
Santa Teresa, NM, U.S.	Mexico	2014	Leased	503,710	Wind Blade Storage Facility
Kolding, Denmark	U.S.	2018	Leased	2,583	Advanced Engineering Center
Chennai, India	India	2019	Leased	776,280	Wind Blade Manufacturing Facility
Madrid, Spain	EMEA	2021	Leased	26,124	Wind Blade Services Facility
Scottsdale, AZ, U.S.	U.S.	2023	Leased	12,993	Corporate Headquarters
Berlin, Germany	U.S.	2023	Leased	4,239	Engineering Center
Des Moines, IA, U.S.	U.S.	2023	Leased	26,640	Wind Blade Services Facility
Santa Teresa, NM, U.S.	U.S.	2025	Leased	16,000	Research and Development Facility

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until August 19, 2025, our common stock was traded on Nasdaq under the symbol “TPIC.” On August 19, 2025, the Company’s common stock was delisted from Nasdaq. Our common stock is available for quotation on the OTC Pink Market under the symbol “TPICQ”.

Holders

As of February 28, 2026, there were five stockholders of record of our common stock, which does not include a greater number of holders whose shares are held of record by banks, brokers, and other financial institutions.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2025 and from the period from December 31, 2025 to the filing date of this Annual Report on Form 10-K which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer

The following table summarizes the total number of shares of our common stock that we repurchased during the three months ended December 31, 2025 from certain associates who surrendered common stock to pay the taxes in connection with the vesting of restricted stock units.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
October (October 1 - October 31)	—	$—	—	—
November (November 1 - November 30)	26,954	0.03	—	—
December (December 1 - December 31)	—	—	—	—
Total	26,954	$0.03	—	—

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

OVERVIEW

Our Company

We are an independent manufacturer of composite wind blades for the wind energy market with a manufacturing footprint currently in the U.S., Mexico, and India. We deliver high-quality, cost-effective composite solutions through long-term relationships with leading original equipment manufacturers in the wind market. We also provide field service inspection and repair services to our OEM customers and wind farm owners and operators. We are headquartered in Scottsdale, Arizona and operate wind blade manufacturing facilities in the U.S., Mexico, and India. We operate additional engineering development centers in Denmark and Germany, and field services facilities in the U.S. and Spain. For a further overview of our Company, refer to the discussion in “Business—Overview” included in Part I, Item 1 of this Annual Report on Form 10-K.

We completed the divestiture of our automotive business in June 2024, our tooling business in August 2025, and our Türkiye business in September 2025. The Company determined that the sale of the Türkiye and automotive businesses represented strategic shifts that had major effects on the Company’s operations and financial results. Accordingly, the historical results of the Türkiye and automotive businesses have been reclassified as discontinued operations for all periods presented in the consolidated financial statements.

The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 4 – Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Voluntary Petitions for Reorganization under Chapter 11 and Section 363 Sale Process

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

The Debtors also filed a motion seeking approval of procedures for the sale of all or any of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code. The Transaction Committee of the Company’s Board of Directors engaged third parties to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Chapter 11 Cases. The Company has incurred, and continues to incur, material reorganization expenses as a result of the Chapter 11 Cases.

Automatic Stay

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the 11% Senior Secured Term Loan (“the Term Loan”) and the 5.25% Convertible Senior Unsecured Notes (the “Convertible Notes”), amounting to borrowings of approximately $471.8 million and $135.3 million, respectively, as of the petition date, including accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, became immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the forgoing acceleration event, all of the Company's outstanding indebtedness, including indebtedness subject to cross default provisions, has been classified as current debt in the accompanying consolidated balance sheet as of December 31, 2025.

DIP Financing

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a DIP Credit Agreement, pursuant to which, the DIP Lenders have agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”).

Under the DIP Facility, (i) $7.5 million of new money (the “DIP Tranche 1”) became available following Bankruptcy Court approval of the DIP Credit Agreement on an interim basis (the “Interim DIP Order”) on August 13, 2025, and (ii) up to $20 million of new money (the “DIP Tranche 2”) will become available, subject to the satisfaction of certain other funding conditions, following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on October 14, 2025, and (iii) up to $55 million of the principal amount outstanding under the senior secured term loan (“Senior Secured Term Loan”) issued under the existing Credit Agreement and Guaranty, dated as of December 14, 2023, by and among the Company, as the borrower, the Companies parties thereto as guarantors, the senior secured lenders party thereto, as the lenders, and Oaktree Fund Administration, LLC, as the administrative agent (as amended, restated, or otherwise modified from time to time prior to the date thereof, the “Existing Credit Agreement”), may be rolled into the DIP Facility, subject to the terms of the DIP Credit Agreement and approval from the Bankruptcy Court.

The DIP Facility will mature nine months from the Petition Date. The interest on the loans shall accrue at a per annum rate equal to SOFR + 9%, which interest shall be payable in kind. Upon the occurrence and during the continuance of an event of default, unless otherwise waived by the DIP Lenders, the interest rate on all obligations (including interest on overdue principal, interest and other amounts) shall accrue at an additional 2% per annum. The DIP Credit Agreement contains mandatory and voluntary prepayment provisions customary for transactions of this type (including with respect to proceeds of debt, asset sales, and insurance/condemnation events), which provide that, among other things, voluntary prepayments are permitted without prepayment premiums or penalties. The DIP Credit Agreement also contains certain restrictive loan covenants and events of default customary for credit facilities of this type.

On August 14, 2025, the Company received $7.5 million in DIP Tranche 1 borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). The Initial Roll-Up Loan was deemed funded pursuant to the DIP Credit Agreement on a cashless, dollar-for-dollar basis and constituted DIP Financing obligations on the day such roll-up became effective, and satisfied and discharged an equal amount of Senior Secured Term Loan obligations as if a payment in such amount had been made under the Existing Credit Agreement on such date. In addition, an upfront commitment fee in an amount equal to 3.00% of the aggregate amount of the DIP Tranche 1 borrowing was fully earned and payable to the DIP Lenders in the form of additional DIP Financing obligations on the funding date of the DIP Tranche 1. As of December 31, 2025, the Company had outstanding borrowings of $23.9 million under the DIP Facility, consisting of $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $1.2 million of paid in kind interest.

DIP Default

On March 1, 2026, the Company received a letter from the DIP Lenders regarding an Event of Default occurring under the DIP Credit Agreement. The letter notified and confirmed to the Company that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

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

The U.S. continues to be our most important market. However, the U.S. market has been impacted by recent government policy uncertainty for renewable energy coming from the current administration, which has resulted in a reduction in orders and investment dollars flowing into wind projects. In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S., which significantly changes the current wind energy tax credits, and phases out certain tax credits for wind components produced and sold after December 31, 2027. While this may result in higher near-term demand for wind blades in order for our customers to qualify for tax credits prior to expiration, these changes could have long-term implications that contribute to an overall lower outlook in the U.S. wind market.

We continue to monitor the global tariffs announced by the U.S. and assess the impacts of such tariffs on our business. Currently, the wind blades manufactured in our Mexico facilities that are imported into the U.S. are exempt from tariffs as they qualify under the U.S.-Mexico-Canada Agreement (USMCA) that has been in effect since July 2020. The wind blades manufactured in our India facilities are typically transferred to our customers once they have left our facilities and any import duties at the final installation destination are borne by our customers. We are subject to current tariffs on certain raw materials imported into the U.S. and/or Mexico for use in production at our recently started Iowa manufacturing facility as well as our Mexico manufacturing facilities, but these are not expected to have a material impact on our business and can generally be passed on to our customers. In addition, on August 13, 2025, the U.S. Department of Commerce initiated an investigation into the national security implications of importing wind turbines, parts, and components under Section 232 of the Trade Expansion Act of 1962 (“Section 232”). This Section 232 investigation is still ongoing and may potentially lead to new tariffs on our wind blade products that are imported into the U.S. and the materials we source to manufacture such wind blades. The current environment in the U.S. surrounding tariffs has been extremely fluid under the current presidential administration, and potential revisions to the U.S. tariff structure could materially affect the company’s results of operations.

During the year ended December 31, 2025, our results of operations in Mexico were significantly impacted by lower than expected production volume due to temporary production stoppages subsequent to the Petition Date due to material shortages and supply chain challenges as a result of the Chapter 11 Cases. Our liquidity and results of operations were also significantly impacted in the fourth quarter of 2025, due to temporary delays on the import of finished wind blades from Mexico into the U.S.

Ongoing inflationary pressures have caused and may continue to cause many of our production expenses to increase, which adversely impacts our results of operations. The government of Mexico increased minimum wages approximately 13% and 22%, effective January 1, 2026 and 2025, respectively. In March 2025, we agreed to an amendment to our collective bargaining agreement with our associates in Matamoros, Mexico, and extended such agreement through March 2027. While our customer contracts allow us to pass a portion of these increases to our customers, we will not be able to recover 100% of the increased labor costs caused by this wage inflation. If our manufacturing facilities in Mexico continue to experience wage inflation and the increased costs in local currency are not offset with favorable foreign currency fluctuations, such elevated wages will have a material impact on our results of operations.

Customs Review

U.S. Customs and Border Protection (“CBP”) is currently reviewing certain of the wind blade models that are manufactured at our facilities in Mexico pursuant to the Uyghur Forced Labor Prevention Act (“UFLPA”). As a result of these reviews, CBP has restricted the importation of these wind blades into the U.S. while the matter remains under investigation. Although we are confident that our wind blade supply chain does not source materials from the Xinjiang Uyghur Autonomous Region of China, the UFLPA establishes a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of China, or by certain identified entities, are made with forced labor and are therefore prohibited from entry into the U.S. unless the importer can demonstrate otherwise to the satisfaction of CBP.

Because of the current CBP actions, a substantial portion of the wind blades manufactured at our Mexico facilities are unable to be imported into the U.S. market. The inability to import these wind blades has significantly disrupted, and may continue to disrupt, our supply chain, reduce available inventory for U.S. customers, delay deliveries, and result in lost sales. In addition, these CBP reviews have required and may continue to require significant management attention, internal resources, and legal and compliance costs as we work to respond to CBP’s inquiries and further demonstrate compliance with applicable laws.

The outcome and duration of the CBP reviews are uncertain. If we are unable to satisfactorily resolve the matter, CBP may continue to detain, exclude, or seize affected wind blades, which could further restrict our ability to serve customers in the U.S. and may require us to modify our sourcing, manufacturing, or supply chain practices. Any prolonged disruption in our ability to import wind blades into the U.S., or any adverse findings by CBP, will have a further, material adverse effect on our business, financial condition, and results of operations.

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

Vestas Transaction

On March 4, 2026, following a competitive marketing process to sell all or part of the Debtors’ asset pursuant to section 363 of the Bankruptcy Code, the Company and certain of its direct and indirect subsidiaries (collectively, the “Sellers”), entered into various agreements with Vestas Wind Systems A/S and certain of its subsidiaries (collectively, “Vestas”), pursuant to which the Company will sell and transfer its manufacturing business in Chennai, India for a purchase price of approximately $10.0 million, and its manufacturing business in Matamoros, Mexico for a purchase price of approximately $14.0 million (collectively, the “Vestas Sale Transactions”). The Sellers currently manufacture wind blades for Vestas at these facilities. In each instance, the Vestas Sale Transactions are subject to certain purchase price adjustments and the assumption of certain liabilities and are subject to a number of closing conditions and may be terminated by either party under certain circumstances, including among others, if the Vestas Sale Transactions are not closed by June 30, 2026. Refer to Note 24 – Subsequent Events for further information regarding the Vestas Sale Transactions.

ECP Transaction

Further, on March 6, 2026, the Company and certain of its direct and indirect subsidiaries (collectively, the “ECP Seller Parties”) entered into a Stock and Asset Purchase Agreement (the “ECP Purchase Agreement”) with ECP Blade Holdings LLC (“ECP Buyer”). Pursuant to the ECP Purchase Agreement, the ECP Seller Parties will sell and transfer to ECP Buyer (i) all of the equity interests of certain foreign indirect subsidiaries of the Company, and (ii) substantially all of the assets primarily related to the Company’s wind blade manufacturing business at facilities located in the U.S. and Mexico, other than the assets to be sold pursuant to the Vestas Sale Transaction (the “ECP Business”) in exchange for approximately $20.0 million in cash, subject to certain purchase price adjustments and the assumption of certain liabilities, each as set forth in the ECP Purchase Agreement (the “ECP Sale Transaction”). The ECP Sale Transaction is subject to a number of closing conditions and may be terminated by either party under certain circumstances, including among others, if the ECP Sale Transaction has not been consummated by June 30, 2026, subject to extension in certain circumstances. Refer to Note 24 – Subsequent Events for further information regarding the ECP Sale Transaction.

GE Vernova Transaction

Additionally, on March 16, 2026, the Company and certain of its direct and indirect subsidiaries (collectively, the “Back-Up Bidder Seller Parties”) entered into a Term Sheet (the “GE Vernova Term Sheet”) with GE Vernova International LLC (“GE Vernova”), setting forth the terms of definitive documentation to be entered into among the Back-Up Bidder Seller Parties and GE Vernova (the “Back-Up Bidder Documentation”). Pursuant to the GE Vernova Term Sheet, in the event that the ECP Purchase Agreement is terminated and subject to other conditions set forth in the GE Vernova Term Sheet, the Back-Up Bidder Seller Parties will sell and transfer to GE Vernova, free and clear of all liens, interests, and encumbrances (except as will be set forth in the Back-Up Bidder Documentation) pursuant to section 363 of the Bankruptcy Code certain assets of the Back-Up Bidder Seller Parties, including assets related to wind blade manufacturing at our Iowa facility and all related storage facilities used in connection with such manufacturing and other intellectual property related to wind blade manufacturing of the blade types (including, but not limited to, design, technical support, and other items) (the “GEV Business”), in exchange for approximately $21.0 million in cash (the “GE Vernova Transaction”). Pursuant to the GE Vernova Term Sheet, the consummation of the GE Vernova Transaction shall be subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order approving the GE Vernova Transaction, (ii) termination of the ECP Purchase Agreement, and (iii) conditions with respect to the accuracy of representations and warranties and compliance with covenants to be set forth in the Back-Up Bidder Documentation. If the ECP Purchase Agreement is terminated and the GE Vernova Transaction is not consummated prior to August 31, 2026, GE Vernova is obligated to purchase the certain obligations of the DIP Lenders under the DIP Credit Agreement from the DIP Lenders. Refer to Note 24 – Subsequent Events for further information regarding the GE Vernova Transaction.

Going Concern

Overall, the various economic challenges presented in the markets where we operate, as discussed above, continue to create uncertainty in the industry’s near-term outlook and continue to challenge our operations. Based on our evaluation of our current forecast and liquidity assessment, we have concluded that these factors raise substantial doubt about the Company’s ability to continue as a going concern. On August 11, 2025, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is an event of default that accelerated our debt obligations. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the financial conditions raising substantial doubt about our ability to continue as a going concern. As a result, substantial doubt exists that the Company will be able to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

COMPONENTS OF RESULTS OF OPERATIONS

Net Sales

We recognize revenue from the majority of our manufacturing services over time as our customers control the product as it is produced, and we may not use or sell the product to fulfill other customers’ contracts. Net sales include amounts billed to our customers for our products as well as the progress towards the completion of the performance obligation for products in progress, which is determined on a ratio of direct costs incurred to date in fulfillment of the contract to the total estimated direct costs required to complete the performance obligation.

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

The unallocated research and development expenses incurred at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, research and development expenses totaled $1.6 million, $1.3 million and $1.4 million, respectively.

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

Gain on extinguishment of Series A Preferred Stock

Gain on extinguishment of Series A Preferred Stock, par value $0.01 per share (the Series A Preferred Stock), represents the gain recognized as a result of the cashless exchange of all of the outstanding Series A Preferred Stock for the senior secured term loan (the Term Loan) under the Credit Agreement that we entered into in December 2023. See Note 14 – Debt for further discussion of the gain recognized.

Restructuring Charges, net

Restructuring charges, net primarily consist of associate severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce and other costs associated with exit activities, which may include costs related to leased facilities to be abandoned and facility and associate relocation costs. For the year ended December 31, 2025, restructuring charges, net also includes approximately $23.2 million of professional fees related to our debt restructuring efforts prior to the filing of the Chapter 11 Cases (the “pre-petition professional fees”).

Other Income (Expense)

Other income (expense) consists of interest expense on our debt borrowings, the amortization of deferred financing costs on such borrowings, the amortization of the debt discount on our Term Loan, foreign currency income and losses, interest income on money market accounts, losses on extinguishment of debt and miscellaneous income and expense.

Reorganization items, net

Reorganization items, net consists of costs associated with the Chapter 11 Cases, primarily related to professional fees. For the year ended December 31, 2025, we incurred approximately $54.5 million of post-petition professional fees, $3.9 million of employee retention costs, $2.5 million of interest expense related to the write-off of debt issuance costs and $0.3 million of other bankruptcy-related costs, offset by $11.6 million of gains on adjustments to liabilities subject to compromise.

Income Taxes

Income taxes consists of federal, state, provincial, local and foreign taxes based on income in jurisdictions in which we operate, including in the U.S., Mexico, India and various countries within Europe. The income tax rate, tax provisions, deferred tax assets and liabilities vary according to the jurisdiction in which the income or loss arises. Tax laws are complex and subject to different interpretations by management and the respective governmental taxing authorities and require us to exercise judgment in determining our income tax provision, our deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets.

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

The key financial measures as of and for the years ended December 31 are as follows:

	2025	2024	2023
	(in thousands)
Net sales	$918,457	$889,991	$863,919
Net loss from continuing operations	(324,353)	(222,755)	(189,329)
EBITDA(1)	(209,938)	(108,210)	(145,424)
Adjusted EBITDA(1)	(112,263)	(84,996)	(120,980)
Net cash provided by (used in) operating activities	(126,412)	12,498	(80,972)
Capital expenditures(2)	14,531	26,201	36,137
Free cash flow(1)(2)	(140,943)	(13,703)	(117,109)
Total debt, net of debt issuance costs and debt discount	456,053	500,990	421,680
Net cash (debt)(1)	(441,637)	(302,970)	(259,705)

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

EBITDA and adjusted EBITDA

We define EBITDA, a non-GAAP financial measure, as net income or loss from continuing operations plus interest expense, income taxes and depreciation and amortization. We define adjusted EBITDA as EBITDA plus any share-based compensation expense, plus or minus any foreign currency losses or income, plus or minus any losses or gains from the sale of assets and asset impairments, plus any restructuring charges, plus any reorganization items. Adjusted EBITDA is the primary metric used by our management and our board of directors to establish budgets and operational goals for managing our business and evaluating our performance. We monitor adjusted EBITDA as a supplement to our GAAP measures, and believe it is useful to present to investors, because we believe that it facilitates evaluation of our period-to-period operating performance by eliminating items that are not operational in nature, allowing comparison of our recurring core business operating results over multiple periods unaffected by differences in capital structure, capital investment cycles and fixed asset base. In addition, we believe adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies, and other parties in evaluating companies in our industry as a measure of financial performance and debt-service capabilities.

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
•
adjusted EBITDA does not reflect reorganization items; and
•
other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.

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

The following tables reconcile our non-GAAP key financial measures to the most directly comparable GAAP measures:

EBITDA and adjusted EBITDA for the years ended December 31 are reconciled as follows:

	2025	2024	2023
	(in thousands)
Net loss attributable to common stockholders	$(340,802)	$(240,707)	$(177,612)
Net loss (income) from discontinued operations	16,449	17,952	12,450
Net loss from continuing operations attributable to common stockholders	(324,353)	(222,755)	(165,162)
Preferred stock dividends and accretion	—	—	58,453
Gain on extinguishment of Series A Preferred Stock	—	—	(82,620)
Net loss from continuing operations	(324,353)	(222,755)	(189,329)
Adjustments:
Depreciation and amortization	21,694	22,114	26,268
Interest expense, net	88,990	84,720	6,526
Income tax provision	3,731	7,711	11,111
EBITDA	(209,938)	(108,210)	(145,424)
Share-based compensation expense	2,432	6,193	8,738
Foreign currency loss (income), net	5,310	617	293
Loss on sale of assets and asset impairments	14,757	15,085	15,373
Restructuring charges, net	25,585	1,319	40
Reorganization items, net	49,591	—	—
Adjusted EBITDA	$(112,263)	$(84,996)	$(120,980)

Free cash flow, which includes discontinued operations, for the years ended December 31 is reconciled as follows:

	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(126,412)	$12,498	$(80,972)
Less capital expenditures	(14,531)	(26,201)	(36,137)
Free cash flow	$(140,943)	$(13,703)	$(117,109)

Net cash (debt) as of December 31 is reconciled as follows:

	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$13,899	$143,300	$119,894
Cash and cash equivalents of discontinued operations	517	54,720	42,081
Total debt, net of debt issuance costs and debt discount	(456,053)	(500,990)	(421,680)
Net cash (debt)	$(441,637)	$(302,970)	$(259,705)

Key Operating Metrics (1)

The key operating metrics as of and for the year ended December 31 are as follows:

	2025	2024	2023
Sets	1,615	1,406	1,568
Estimated megawatts	5,528	5,688	6,611
Utilization	76%	73%	75%
Dedicated manufacturing lines	26	24	26
Manufacturing lines installed	26	24	26
Wind blade ASP (in $ thousands)	$177	$197	$170

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

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes certain of our operating results as a percentage of net sales for the years ended December 31 that have been derived from our consolidated statements of operations:

	2025	2024
Net sales	100.0%	100.0%
Cost of sales	109.4	103.4
Startup and transition costs	2.6	4.7
Total cost of goods sold	112.0	108.1
Gross loss	(12.0)	(8.1)
General and administrative expenses	3.1	5.2
Loss on sale of assets and asset impairments	1.6	1.7
Restructuring charges, net	2.8	0.1
Loss from continuing operations	(19.5)	(15.1)
Total other expense	(10.0)	(9.1)
Loss before income taxes	(29.5)	(24.2)
Reorganization items, net	(5.4)	0.0
Income tax provision	(0.4)	(0.8)
Net loss from continuing operations	(35.3)	(25.0)
Net loss from discontinued operations	(1.8)	(2.0)
Net loss attributable to common stockholders	(37.1)%	(27.0)%

Net sales

Consolidated discussion

The following table summarizes our net sales by product/service for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$869,921	$860,222	$9,699	1.1%
Field service, inspection and repair services sales	48,536	29,769	18,767	63.0
Total net sales	$918,457	$889,991	$28,466	3.2%

The increase in wind blade, tooling, and other wind-related (collectively, Wind) sales for the year ended December 31, 2025, as compared to the same period in 2024,was primarily due to a 15% increase in the number of wind blades produced, partially offset by liquidated damages as a result of certain production challenges at our Mexico facilities and lower average sales prices of wind blades due to changes in the mix of wind blade models produced. The change in volume was primarily due to the restart and production ramp for two of our previously idled facilities, offset by a temporary production stoppage due to a safety stand-down in our Mexico manufacturing facilities in the second quarter of 2025 and temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases.

The increase in field service, inspection and repair services (collectively, Field Services) sales for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating warranty campaigns.

Segment discussion

The following table summarizes our net sales by our three geographic operating segments for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
U.S.	$65,775	$19,723	$46,052	NM
Mexico	716,818	696,762	20,056	2.9
India	129,173	166,765	(37,592)	(22.5)
Other	6,691	6,741	(50)	(0.7)
Total net sales	$918,457	$889,991	$28,466	3.2%

U.S. Segment

The following table summarizes our net sales by product/service for the U.S. segment for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$28,219	$—	$28,219	NM
Field service, inspection and repair services sales	37,556	19,723	17,833	90.4
Total net sales	$65,775	$19,723	$46,052	NM

NM - not meaningful.

The increase in our U.S. segment's Wind sales for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to the restart of production at our Iowa manufacturing facility.

The increase in Field Services sales for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating warranty campaigns.

Mexico Segment

The following table summarizes our net sales by product/service for the Mexico segment for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$712,518	$693,939	$18,579	2.7%
Field service, inspection and repair services sales	4,300	2,823	1,477	52.3
Total net sales	$716,818	$696,762	$20,056	2.9%

The increase in the Mexico segment’s Wind sales for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to a 18% net increase in the number of wind blades produced across our Mexico manufacturing facilities due primarily due to the restart and ramp of production of a previously idled facility in Juarez, Mexico, as well as higher utilization as certain of our manufacturing lines in Mexico were in serial production in the current periods, that were in transition during the prior comparative period. This increase in volume was partially offset by liquidated damages as a result of certain production challenges, temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases, lower average sales prices of wind blades due to changes in the mix of wind blades produced, a temporary production stoppage from a safety stand-down in the second quarter, and a decrease in the number of wind blades produced at the Nordex Matamoros facility that shut down at the conclusion of the contract on June 30, 2024.

The increase in our Mexico segment's Field Services sales for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase in technicians deployed to revenue generating projects due to a decrease in time spent on non-revenue generating warranty campaigns.

India Segment

The following table summarizes our net sales by product/service for the India segment for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$128,170	$166,283	$(38,113)	(22.9)%
Field service, inspection and repair services sales	1,003	482	521	108.1
Total net sales	$129,173	$166,765	$(37,592)	(22.5)%

The decrease in the India segment’s net sales of Wind for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to lower average sales prices of wind blades due to changes in the mix of wind blade models produced and a decrease of 8% in the number of wind blades produced.

Other

The following table summarizes our net sales by product/service for the all other operations for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Wind blade, tooling and other wind related sales	$1,014	$—	$1,014	NM
Field service, inspection and repair services sales	5,677	6,741	(1,064)	(15.8)
Total net sales	$6,691	$6,741	$(50)	(0.7)%

Total cost of goods sold

The following table summarizes our total cost of goods sold for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Cost of sales	$1,004,904	$920,445	$84,459	9.2%
Startup costs	14,333	18,277	(3,944)	(21.6)
Transition costs	9,819	23,459	(13,640)	(58.1)
Total cost of goods sold	$1,029,056	$962,181	$66,875	7.0
% of net sales	112.0%	108.1%		3.6%

Total cost of goods sold as a percentage of net sales increased by approximately 3.6% for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to liquidated damages and increased labor costs as a result of production challenges, a temporary production stoppage from a safety stand-down in the second quarter of 2025, and temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases. This increase was partially offset by lower startup and transition costs and the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period. The fluctuating U.S. dollar against the Mexican Peso and Indian Rupee had a combined unfavorable impact of 1.8% on consolidated cost of goods sold for the year ended December 31, 2025, as compared to the same period in 2024.

General and administrative expenses

The following table summarizes our general and administrative expenses for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
General and administrative expenses	$28,431	$46,174	$(17,743)	(38.4)%
% of net sales	3.1%	5.2%		(2.1)%

General and administrative expenses decreased by approximately 2.1% as a percentage of net sales for the year ended December 31, 2025, as compared to the same period in 2024. General and administrative expenses for the years ended December 31, 2025 and 2024 include approximately $8.7 million and $18.7 million, respectively, of unallocated corporate overhead costs that were previously allocated to our discontinued operations in Türkiye but have been reclassified to continuing operations to conform to the current period’s presentation. The remaining improvement in general and administrative expenses for the year ended December 31, 2025 as compared to the same period in 2024 is primarily due to lower employee compensation costs and lower professional service and consulting fees unrelated to our capital restructuring activities, partially offset by increased network and telecommunication costs associated with the implementation of our advanced technology processes in the first half of 2025.

Loss on sale of assets and asset impairments

The following table summarizes our loss on sale of assets and asset impairments for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Loss on sale of receivables	$14,219	$10,708	$3,511	32.8%
Loss on sale of other assets and asset impairments	538	4,377	(3,839)	(87.7)
Total loss on sale of assets and asset impairments	$14,757	$15,085	$(328)	(2.2)
% of net sales	1.6%	1.7%		(0.1)%

Losses on sales of receivables for the year ended December 31, 2025 compared to the same period in 2024, increased by approximately $3.5 million primarily due to an increase in the volume of receivables sold through our accounts receivable financing arrangements with certain of our customers. Losses on sales of other assets and asset impairments for the year ended December 31, 2025, as compared to the same period in 2024, decreased primarily due to approximately $3.4 million of asset impairments associated with our tooling business Mexico in the prior comparative period. We completed the divestiture of our tooling business in August 2025.

Restructuring charges, net

The following table summarizes our restructuring charges, net, for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Severance	$2,341	$1,319	$1,022	77.5%
Other restructuring costs	23,244	—	23,244	NM
Total restructuring charges, net	$25,585	$1,319	$24,266	1,839.7
% of net sales	2.8%	0.1%		2.7%

The increase in restructuring charges, net for the year ended December 31, 2025, as compared to the same period in 2024 was primarily due to $23.2 million of pre-petition professional fees related to our capital restructuring activities prior to the filing of the Chapter 11 Cases, as well as an increase in termination benefits associated with a reduction in workforce at our India facility at the conclusion of our supply agreement with one of our customers.

Income (loss) from continuing operations

Segment discussion

The following table summarizes our income (loss) from operations by our three geographic operating segments for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
U.S.	$(64,137)	$(43,561)	$(20,576)	(47.2)%
Mexico	(115,339)	(96,214)	(19,125)	(19.9)
India	(114)	5,920	(6,034)	(101.9)
Other	218	(913)	1,131	123.9
Total loss from operations from continuing operations	$(179,372)	$(134,768)	$(44,604)	(33.1)%
% of net sales	-19.5%	-15.1%		(4.4)%

U.S. Segment

The increase in the loss from operations in the U.S. segment for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to increased pre-petition professional fees associated with our capital restructuring activities, start-up costs at our previously idled Iowa facility, offset by increased field services sales and lower general and administrative expenses due to lower employee compensation costs.

Mexico Segment

The increase in loss from operations in the Mexico segment for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to liquidated damages and increased labor costs as a result of certain production challenges, temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases, and the impacts of a temporary production stoppage from a safety stand-down in the second quarter of 2025. These negative impacts were partially offset by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, a decrease in startup and transition costs, an increase in the number of wind blades produced due to the restart and ramp of production at one of our previously idled facilities in Juarez, Mexico, and changes in foreign currency fluctuations. The fluctuating U.S. dollar relative to the Mexican Peso had an unfavorable impact of 1.6% on the Mexico segment's cost of goods sold for the year ended December 31, 2025, as compared to the same period in 2024.

India Segment

The decrease in income from operations in the India segment for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to lower average sales prices of wind blades, decreases in the number of wind blades produced, and an increase in startup and transition costs in the first quarter of 2025.

Other income (expense)

The following table summarizes our total other income (expense) for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Interest expense, net	$(88,990)	$(84,720)	$(4,270)	(5.0)%
Foreign currency income (loss), net	(5,310)	(617)	(4,693)	(760.6)
Miscellaneous income	2,641	5,061	(2,420)	(47.8)
Total other expense	$(91,659)	$(80,276)	$(11,383)	(14.2)%

The increase in total other expense for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to an increase in interest expense and non-cash amortization of debt discounts related to our Senior Secured Term Loan, as well as unfavorable foreign currency exchange rates.

Reorganization items, net

The following table summarizes our reorganization items, net for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Reorganization items, net	$49,591	$—	$49,591	NM

The increase in reorganization items, net for the year ended December 31, 2025, as compared to the same period in 2024, was due to costs associated with the Chapter 11 Cases, including $54.5 million of post-petition professional fees, $3.9 million of employee retention costs, $2.5 million of interest expense related to the write-off of debt issuance costs and $0.3 million of other bankruptcy-related costs, offset by $11.6 million of gains on adjustments to liabilities subject to compromise.

Income taxes

The following table summarizes our income taxes for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Income tax provision	$(3,731)	$(7,711)	$3,980	51.6%
Effective tax rate	1.2%	3.6%

Our income tax provision for the year ended December 31, 2025, as compared to the same period in 2024 decreased due to the mix of earnings of our operations in foreign jurisdictions and changes in our uncertain tax positions.

Net loss from continuing operations

The following table summarizes our net loss from continuing operations for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Net loss from continuing operations	$(324,353)	$(222,755)	$(101,598)	(45.6)%

The increase in the net loss for the year ended December 31, 2025 as compared to the same period in 2024, was primarily due to pre-petition and post-petition professional fees associated with our capital restructuring activities, as well as liquidated damages and higher labor costs due to production challenges. These negative impacts were partially offset by the shutdown of our Nordex Matamoros facility at the end of the second quarter of 2024, which had significant cost challenges in the prior comparative period, and an overall increase in the number of wind blades produced compared to the prior period.

Net loss from discontinued operations

The following table summarizes our net loss from discontinued operations for the years ended December 31:

			Change
	2025	2024	$	%
	(in thousands)
Net loss from discontinued operations	$(16,449)	$(17,952)	$1,503	8.4%

The net loss from discontinued operations for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to the impacts of the divestiture of our Automotive business on June 30, 2024 in the prior comparative period and the divestiture of our Turkish operations.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

For a comparison of our results of operations for the years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 and incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for liquidity have been, and in the future will continue to be, capital expenditures, purchases of raw materials, the impact of startups and transitions, working capital, debt service costs, warranty costs, and reorganization costs associated with our Chapter 11 Cases. Our capital expenditures have been primarily related to machinery and equipment for new facilities or facility expansions. Historically, we have funded our working capital needs through cash flows from operations, the proceeds received from our credit facilities and from proceeds received from the issuance of stock.

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a DIP Credit Agreement, pursuant to which, the DIP Lenders agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”). On August 14, 2025, the Company received $7.5 million in DIP Tranche 1 borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). As of December 31, 2025, the Company had outstanding borrowings of $23.9 million under the DIP Facility, consisting of $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $1.2 million of paid in kind interest.

On March 1, 2026, the Company received a letter from the DIP Lenders regarding an Event of Default occurring under the DIP Credit Agreement. The letter notified and confirmed to the Company that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

CBP is currently reviewing certain of the wind blade models that are manufactured at our facilities in Mexico pursuant to the Uyghur Forced Labor Prevention Act (“UFLPA”). As a result of these reviews, CBP has restricted the importation of these wind blades into the U.S. while the matter remains under investigation. Although we are confident that our wind blade supply chain does not source materials from the Xinjiang Uyghur Autonomous Region of China, the UFLPA establishes a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of China, or by certain identified entities, are made with forced labor and are therefore prohibited from entry into the U.S. unless the importer can demonstrate otherwise to the satisfaction of CBP.

Because of the current CBP actions, a substantial portion of the wind blades manufactured at our Mexico facilities are unable to be imported into the U.S. market. The inability to import these wind blades has significantly disrupted, and may continue to disrupt, our supply chain, reduce available inventory for U.S. customers, delay deliveries, and result in lost sales. In addition, these CBP reviews have required and may continue to require significant management attention, internal resources, and legal and compliance costs as we work to respond to CBP’s inquiries and further demonstrate compliance with applicable laws.

The outcome and duration of the CBP reviews are uncertain. If we are unable to satisfactorily resolve the matter, CBP may continue to detain, exclude, or seize affected wind blades, which could further restrict our ability to serve customers in the U.S. and may require us to modify our sourcing, manufacturing, or supply chain practices. Any prolonged disruption in our ability to import wind blades into the U.S., or any adverse findings by CBP, will have a further, material adverse effect on our business, financial condition, and results of operations.

Our liquidity as of December 31, 2025 has been impacted by liquidated damages paid to our customers and lower than expected wind blade production volume at our Mexico manufacturing facilities due to a temporary production stoppage from a safety stand-down in the second quarter of 2025 and temporary production stoppages subsequent to the Petition Date due to supply chain challenges as a result of the Chapter 11 Cases. We have also incurred significant professional fees and other costs in connection with our Chapter 11 Cases that have adversely impacted our liquidity.

Due to the liquidity challenges we have faced during the pendency of the Chapter 11 Cases, we have entered into various agreements with our customers, Vestas and GE Vernova, pursuant to which these customers have provided short-term liquidity needs through cash advances and accelerated payment terms, so that the Company could continue to operate while negotiating the terms of a potential plan of reorganization and pursue a parallel sale process. The cash advance payments have constituted an allowed administrative expense claim against the Debtors under section 503(b) of the Bankruptcy Code, and accordingly, we have recorded these advances as contract liabilities in our consolidated balance sheets. As of December 31, 2025, we had $25.0 million of contract liabilities outstanding related to cash received from our customers under these liquidity arrangements.

At December 31, 2025 and 2024, we had unrestricted cash and cash equivalents totaling $13.9 million and $143.3 million, respectively. The December 31, 2025 balance included $5.4 million of cash located outside of the U.S., $2.6 million in India, $1.2 million in Mexico and $1.6 million in other countries. The December 31, 2024 balance included $5.8 million of cash located outside of the U.S., $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. In addition to these amounts, at December 31, 2025 and 2024, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.5 million and $54.7 million, respectively, all located outside of the U.S.

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

The following table summarizes certain key details of our accounts receivable assignment agreements in place as of December 31, 2025:

Year Of Initial Agreement	Segment(s) Related To	Current Annual Interest Rate
2019	Mexico	SOFR plus 0.26%
2020	India	SOFR plus 0.26%
2020	U.S.	SOFR plus 0.29%
2021	Mexico	SOFR plus 0.29%

As the receivables are purchased by the financial institutions under the agreements noted above, the receivables are removed from our consolidated balance sheet. During the years ended December 31, 2025 and 2024, $746.8 million and $474.1 million, respectively, of receivables were sold under the accounts receivable assignment agreements described above.

Cash Flow Discussion

The following table summarizes our key cash flow activity on a consolidated basis, and includes cash flows from continuing and discontinued operations, for the years ended December 31:

	2025	2024	$ Change
	(in thousands)
Net cash provided by (used in) operating activities	$(126,412)	$12,498	$(138,910)
Net cash used in investing activities	(15,847)	(26,201)	10,354
Net cash provided by (used in) financing activities	(44,453)	50,964	(95,417)
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	3,643	(2,415)	6,058
Net change in cash, cash equivalents and restricted cash	$(183,069)	$34,846	$(217,915)

Operating Cash Flows

Net cash used in operating activities increased by $138.9 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to lower income from continuing operations due to the various production and liquidity challenges in Mexico mentioned above, and significant professional fees associated with our Chapter 11 Cases, including $23.2 million of pre-petition fees and $54.5 million of post-petition fees through December 31, 2025. Our operating cash flow was also impacted by the labor strike associated with our discontinued operations in Türkiye. This was partially offset by the shutdown of the Nordex Matamoros facility and divestiture of our Automotive business on June 30, 2024, which had significant losses from operations in the prior comparative period.

Investing Cash Flows

Net cash used in investing activities decreased by $10.4 million for the year ended December 31, 2025 as compared to the same period in 2024 primarily due to lower capital expenditures from fewer lines in startup and transition in the current year.

Financing Cash Flows

Net cash used in financing activities increased by $95.4 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to our discontinued operations in Türkiye prior to the sale of such operations, including net repayments of $47.9 million of outstanding borrowings under our international credit facilities in the current period compared to net proceeds of $62.0 million under the same credit facilities in the prior period. Partially offsetting these net uses of cash from financing activities, the Company received $7.5 million in cash proceeds under its DIP Credit Agreement.

For a discussion and comparison of our cash flows for the years ended December 31, 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025 incorporated herein by reference.

Our Indebtedness

For a discussion of our indebtedness, refer to Note 14 – Debt, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Other Contingencies

For a discussion of our legal proceedings, refer to Note 18 – Commitments and Contingencies – Legal Proceedings, of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The wind blades and other composite structures that we produce are subject to warranties against defects in workmanship and materials, generally for a period of two to five years. We are not responsible for the fitness for use of the wind blade or the overall wind turbine system. If a wind blade is found to be defective during the warranty period as a result of a defect in workmanship or materials, among other potential remedies, we may need to repair or replace the wind blade (which could include significant transportation and installation costs) at our sole expense. At December 31, 2025 and 2024, we had accrued warranty reserves totaling $45.8 million and $38.8 million, respectively. At December 31, 2025, approximately $31.4 million of the accrued warranty reserve is classified as liabilities subject to compromise in our consolidated balance sheets.

As of December 31, 2025, we had no material operating expenditures for environmental matters, including government imposed remedial or corrective actions, during the year ended December 31, 2025.

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

See Note 1 – Summary of Operations and Summary of Significant Accounting Policies – (f) Revenue Recognition of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form

10-K, for further discussion of our accounting policies related to revenue recognition, including accounting policies surrounding our non-manufacturing related services.

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

Our estimate of warranty expense requires us to make assumptions about matters that are highly uncertain, including future rates of product failure, repair costs, availability of materials, shipping and handling, and de-installation and re-installation costs at customers’ sites, among others. When a potential or actual warranty claim arises, we may accrue additional warranty reserves for the estimated cost of remediation or proposed settlement. During the years ended December 31, 2025, 2024 and 2023, we accrued additional warranty expenses of approximately $19.7 million, $22.9 million and $42.7 million, respectively, beyond the normal warranty expense described above related to the remediation of specific wind blade models. Changes in warranty reserves could have a material effect on our consolidated financial statements. For example, as of December 31, 2025, a hypothetical change of 10% in the accrual rate of our warranty reserve would have resulted in a change to our warranty reserve of approximately $5.6 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 – Summary of Operations and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

As required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness as of December 31, 2025 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

As required by Rules 13a-15(f) promulgated under the Exchange Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)
Not applicable.
(b)
During the fourth fiscal quarter ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information about the Executive Officers required by this Item is incorporated by reference to “Business – Information about our Executive Officers” included in Part I, Item 1 of our 2025 10-K.

Set forth below is the name, age (as of March 25, 2026), position and background (which includes a description of the relevant business experience) of each of our directors:

Name	Age	Position
Steven C. Lockard	64	Chairman of the Board and Director
Paul G. Giovacchini (1)(4)	68	Lead Independent Director
William E. Siwek	63	President & Chief Executive Officer, Director
Jayshree S. Desai	54	Director
Bavan M. Holloway (1)(2)	61	Director
Tyrone M. Jordan (1)(3)	64	Director
Neal P. Goldman (4)	56	Director
Timothy R. Pohl (4)	58	Director

(1)
Member of our compensation committee.
(2)
Member of our audit committee.
(3)
Member of our nominating and corporate governance committee.
(4)
Member of our transaction committee.

Background of Directors

Steven C. Lockard has been Chairman of the Board since May 2020. From 2004 to 2020, he was our President and Chief Executive Officer, and has served as a member of the Board since 2004. Prior to joining us in 1999, Mr. Lockard was Vice President of Satloc, Inc., a supplier of precision GPS equipment, from 1997 to 1999. Prior to that, Mr. Lockard was Vice President of marketing and business development and a founding officer of ADFlex Solutions, Inc., a Nasdaq-listed international manufacturer of interconnect products for the electronics industry, from 1993 to 1997. Prior to that, Mr. Lockard held several marketing and management positions at Rogers Corporation from 1982 to 1993. Mr. Lockard is a member of the board of directors of D2Zero Limited, a provider of decarbonization and clean energy solutions in the United Kingdom. Mr. Lockard is also Chairman of the board of directors of Tekmar Group PLC (LON:TGP), a UK based provider of products and services to the offshore energy market. Mr. Lockard serves as an Operating Partner with SCF Partners and Angeleno Group, equity investment firms that provide growth capital for companies in the energy transition space. Mr. Lockard also currently serves as Managing Director for OpenMinds, Inc., a 501(c)(3) non-profit company working to address the dual challenge of energy and climate. Mr. Lockard previously served for ten years as a board member and Chair of the American Wind Energy Association. Mr. Lockard holds a B.S. in Electrical Engineering from Arizona State University.

Paul G. Giovacchini is the Lead Independent Director and served as Chairman of the Board from 2006 to 2020. Mr. Giovacchini has served as an independent consultant to Advantage Capital Management Corporation since October 2021. Mr. Giovacchini also has served as an independent consulting advisor to Ares Management LLC since January 2023 and to Landmark Partners, Inc., from 2014 through January 2023. Prior to 2014, he served as a Principal of Landmark Partners, Inc. since 2005. Mr. Giovacchini has been investing in privately held companies on behalf of institutional limited partnerships since 1987. He currently serves as a director of Climb Global Solutions, Inc. (Nasdaq:CLMB), a value-added global IT products distributor for innovative technology vendors, TS-Polder Holdings, LLC, a designer and manufacturer of consumer home goods, Medefy Health Inc., a healthcare benefits navigation mobile platform and cost containment provider, and Exum Instruments Inc., a provider of innovative next generation user-friendly instruments for analytical chemistry. Mr. Giovacchini previously served as a director of CaLLogix, Inc., a fully integrated contact center providing a full menu of customized outsourced programs, and Riot Edge Solutions Inc., a provider of wireless remote sensors. Mr. Giovacchini holds an A.B. in Economics from Stanford University and an M.B.A. from Harvard University.

William E. Siwek was elected to the Board in May 2020 and has been our President and Chief Executive Officer since May 2020. In May 2019, Mr. Siwek was promoted to President and ceased serving as the Chief Financial Officer of the Company, a role he had held since joining the Company in 2013. Prior to joining the Company, Mr. Siwek previously served as the Chief Financial Officer for T.W. Lewis Company, an Arizona-based real estate investment company, from September 2012 to September 2013. From May 2010 until September 2012, he was an independent consultant assisting companies in the real estate, construction, insurance and renewable energy industries. Prior to that, Mr. Siwek was Executive Vice President and Chief Financial Officer of Talisker Mountain, Inc., from January 2009 to April 2010. Prior to that, he was President and Chief Financial Officer of the Lyle Anderson Company from December 2002 to December 2008. Prior to that, Mr. Siwek spent 18 years, from September 1984 to May 2002, with Arthur Andersen where he became a Partner in both Audit and Business Consulting Divisions. Mr. Siwek previously served on the board of the American Clean Power Association, which represents renewable energy companies in the U.S. and promotes the growth of clean power. Mr. Siwek holds B.S. degrees in Accounting and Economics from University of Redlands.

Jayshree S. Desai has served as a member of the Board since September 2017. Since July 2022, Ms. Desai has served as the Chief Financial Officer of Quanta Services, Inc. (NYSE: PWR), a leading specialty contractor for the electric power, pipeline, industrial and communications industries. From January 2020 to July 2022, Ms. Desai served as the Chief Corporate Development Officer of Quanta Services, Inc. From 2018 to 2019, Ms. Desai served as President of ConnectGen LLC, a company focused on the development of wind, solar and storage projects. From 2010 to 2018, Ms. Desai served as the Chief Operating Officer of Clean Line Energy Partners LLC, a developer of transmission line infrastructure projects that deliver wind energy to communities and cities that lack access to low-cost renewable energy resources. From 2002 to 2010, Ms. Desai served as Chief Financial Officer of EDP Renewables North America f/k/a Horizon Wind Energy, a developer, owner and operator of wind farms. Ms. Desai began her career as a business analyst at McKinsey & Company and also held various positions in the corporate development department of Enron Corporation. Ms. Desai previously served on the Executive Board of KIPP Texas, a non-profit organization of public, charter schools for the underserved communities in Texas. Ms. Desai previously served as the Chairperson of the Board of the Wind Energy Foundation, a nonprofit organization dedicated to raising public awareness of wind as a clean, domestic energy source. Ms. Desai holds an M.B.A. from the Wharton School of the University of Pennsylvania and a Bachelor of Business Administration from the University of Texas at Austin.

Bavan M. Holloway joined the Board in September 2020. She currently serves as the Chair of our audit committee. From August 2010 to April 2020, Ms. Holloway served as Vice President of Corporate Audit for The Boeing Company (“Boeing”). Ms. Holloway also served in various senior finance roles for Boeing from May 2002 to August 2010. Prior to joining Boeing, Ms. Holloway worked for KPMG, LLP as a partner and in other roles primarily serving investment services, broker dealer and financial clients. Her internal audit experience has spanned the breadth of enterprise processes, including cybersecurity, supply chain, manufacturing, engineering and overall risk management. Ms. Holloway currently serves on the Board of Directors of Callaway Golf Company (NYSE: CALY) and previously served on the Board of Directors of T-Mobile US, Inc. (Nasdaq: TMUS) from June 2021 through 2023. Ms. Holloway holds a B.S. degree in Business Administration from the University of Tulsa and a M.S. degree in Financial Markets and Trading from the Illinois Institute of Technology.

Tyrone M. Jordan has served as a member of the Board since January 2019. He currently serves as the Chair of our nominating and corporate governance committee. Mr. Jordan served as President and Chief Operating Officer of DURA Automotive Systems, a leading tier one automotive supplier of electric/hybrid systems, advanced driver-assistance systems, mechatronics, lightweight structural systems, and luxury trim systems for premier automotive brands, from October 2015 until his retirement in March 2019. Mr. Jordan joined DURA following a career of more than three decades with General Motors Company and United Technologies Corporation, most recently serving as Executive Vice President, Global Operations and Customer Experience at General Motors. During his 25-year tenure with General Motors, which included living internationally in Brazil, China and Mexico, Mr. Jordan held positions of increasing responsibility in operations, purchasing, technology, business development, strategy, mergers and acquisitions, and engineering. Mr. Jordan currently serves on the board of directors of Oshkosh Corporation (NYSE: OSK), Axalta Coating Systems (NYSE: AXTA), and FuelCell Energy, Inc. (Nasdaq: FCEL). From 2020 to 2023, Mr. Jordan served on the board of directors of Trinity Industries, Inc. (NYSE: TRN) and also served on the board of directors of Cooper Tire & Rubber Company (NYSE: CTB) from 2020 to 2021. Mr. Jordan serves on the Dean’s Advisory Board of the College of Business of Eastern Michigan University. Mr. Jordan received his

Executive Aerospace & Defense Master of Business Administration (ADMBA) in Operations, Strategy & Finance from the University of Tennessee, a degree in Pre-law from Eastern Michigan University and a degree in Industrial Engineering Technology from Purdue University. Mr. Jordan is the founder of the Beatrice Cozetta Jordan Scholarship, co-founder of the Henry Elbert Harden Scholarship and the Tyrone M. & Sherri L. Jordan Endowment Fund at Eastern Michigan University.

Neal P. Goldman has served as a member of the Board since May 2025. Mr. Goldman has over 30 years of experience in investing and working with companies to maximize shareholder value. He is currently the Managing Member of SAGE Capital Investments, LLC, a consulting firm specializing in independent board of director services, strategic planning, and transformations for companies in multiple industries including energy, technology, media, retail, healthcare, gaming, and industrials. He also currently serves as Chairman of the Board of Talos Energy LLC and is a member of the board of Weatherford International and iRobot Corp. Mr. Goldman was formerly a Managing Director at Och-Ziff Capital Management, LP and a Founding Partner of Brigade Capital Management, LLC, which he helped to build to over $12 billion in assets under management. Mr. Goldman received a BA from the University of Michigan and an MBA from the University of Illinois.

Timothy R. Pohl has served as a member of the Board since May 2025. Mr. Pohl has provided strategic, financial and legal advice to both public and private companies for over 30 years. Mr. Pohl is currently a Senior Advisor and Consultant at TRP Advisors, LLC, providing senior level strategic advisory services relating to restructurings, distressed M&A and refinancings. Mr. Pohl served on the board of directors of Mondee Holdings, Inc. from 2024 to 2025, and Libbey, Inc. from May to November 2020. From 2009 to 2019, Mr. Pohl was a Managing Director at Lazard, Freres & Co. LLC and was previously a Partner and Co-Head of Global Restructuring at the law firm Skadden Arps Slate Meagher & Flom LLP and served on the board of a number of privately owned companies. Mr. Pohl received a BA from Amherst College and a J.D. from the University of Chicago School of Law.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that for 2025, all required reports were filed on a timely basis under Section 16(a) other than various Form 3 and Form 4 filings filed by Dere Construction and its affiliates.

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

Corporate Governance and Board Structure

The Board, which is elected by our stockholders, is responsible for directing and overseeing our business and affairs. In carrying out its responsibilities, the Board selects and monitors our top management, provides oversight of our financial reporting processes and determines and implements our corporate governance policies. A copy of our corporate governance guidelines can be found on our website at: https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html.

The Board and management are committed to good corporate governance to ensure that we are managed for the long-term benefit of our stockholders, and we have a variety of policies and procedures to promote such goals. To that end, during the past year, our management periodically reviewed our corporate governance policies and practices to ensure that they remain consistent with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), SEC rules and the listing standards of Nasdaq.

Besides verifying the independence of the members of the Board and committees (which is discussed in the section titled “Independence of the Board of Directors”), at the direction of the Board, we also:

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

Meetings of the Board of Directors

In 2025, the Board held thirteen formal board meetings and also held telephonic update calls with respect to various operational and strategic matters although no formal actions were taken during these calls. Each director attended at least 75% of all meetings of the Board and the committees on which they served that were held during fiscal year 2025. Under our corporate governance guidelines, directors are expected to spend the time needed and meet as frequently as the Board deems necessary or appropriate to discharge their responsibilities. Directors are also expected to make efforts to attend our annual meeting of stockholders, all meetings of the Board and all meetings of the committees on which they serve.

Code of Business Conduct and Ethics

The Board has adopted a code of business conduct and ethics that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. A copy of our code of business conduct and ethics is available on our website at https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html and may also be obtained, without charge, by contacting our Secretary at TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act, as required by the applicable rules and exchange requirements. During fiscal year 2025, no waivers were granted from any provision of the code of business conduct and ethics.

Independence of the Board of Directors

The Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that Messrs. Giovacchini, Jordan, Lockard, Goldman, Pohl, Ms. Desai, and Ms. Holloway, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC, and the listing standards of Nasdaq. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Committees of the Board of Directors

The Board has established an audit committee, a compensation committee, a nominating and corporate governance committee, and a transaction committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. Each of the audit, compensation, nominating and corporate governance, and transaction committees operates pursuant to a separate written charter adopted by the Board that is available on our website at https://ir.tpicomposites.com/websites/tpicomposites/English/4300/governance-documents.html.

Audit Committee

Our audit committee currently consists of Ms. Holloway, and does not have the required three members due to departures of previous board members. The Company notified Nasdaq on May 11, 2025 of its non-compliance with Nasdaq Rule 5605(c)(2)(A), which requires that the audit committee be composed of three directors that satisfy certain criteria, and its intent to rely on the cure period provided by Nasdaq Rule 5605(c)(4)(B). On August 19, 2025, due to the Chapter 11 Cases, the Company’s common stock was delisted from the Nasdaq and began trading on the OTC Pink Market. Our audit committee, among other things:

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

Our audit committee operates under a written charter that satisfies the applicable rules of the SEC. Our audit committee held four meetings during fiscal year 2025.

Compensation Committee

Our compensation committee currently consists of Mr. Giovacchini, Mr. Jordan, and Ms. Holloway, with Mr. Giovacchini serving as Chair. The composition of our compensation committee meets the requirements for independence under SEC rules and regulations. Each member of the current compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The function of our compensation committee is to discharge the responsibilities of the Board relating to the compensation of our directors and executive officers. Our compensation committee, among other things:

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

Our compensation committee operates under a written charter that satisfies the applicable rules of the SEC. Our compensation committee held two meetings during fiscal year 2025.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Mr. Jordan due to departures of previous board members. Our nominating and corporate governance committee, among other things:

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

The nominating and corporate governance committee operates under a written charter that satisfies the applicable rules of the SEC. Our nominating and corporate governance committee held two meetings during fiscal year 2025.

Transaction Committee

During fiscal year 2025, the Board established, authorized and formed a transaction committee of independent members to, among other things, develop, consider, evaluate and negotiate potential capital structure solutions or other strategic alternatives for or on behalf of the Company, including the Company's decision to file for chapter 11 bankruptcy protection and initiate the Chapter 11 cases. Our transaction committee currently consists of Mr. Giovacchini, Mr. Goldman and Mr. Pohl. The transaction committee currently meets on a weekly basis, and among other things:

•
considers, evaluates, and recommends to the Board any potential transactions and alternatives related to the Chapter 11 Cases, and oversees the documentation, execution and implementation of any potential transactions in connection with the Chapter 11 Cases;
•
oversees and directs management and advisors with respect to, and to the extent determined appropriate by the transaction committee, participates in discussions and negotiations with the Company’s stakeholders and potential counterparties in respect to any potential transaction in connection with the Chapter 11 Cases;
•
retains or appoints, as applicable, professionals, compensation or other consultants or advisors (collectively, “advisors”) on behalf of the transaction committee or the Company, as applicable, as it determines may be reasonably necessary and appropriate in effectuating its duties with respect to any potential transaction and the Chapter 11 Cases.

Our transaction committee held thirty-six meetings during fiscal year 2025.

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

For a stockholder communication directed to an individual director in his or her capacity as a member of the Board, stockholders and other interested parties may send such communication to the attention of the individual director to: TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258, Attn: Name of Individual Director.

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

Item 11. Executive Compensation

Overview

For the year ended December 31, 2025, our named executive officers were:

•
William E. Siwek, our President and Chief Executive Officer.
•
Ryan Miller, our Chief Financial Officer.
•
Charles Stroo, our Chief Operating Officer.

The following information should be read together with the compensation tables and related disclosures set forth on the pages that follow.

Executive Summary

2025 Executive Compensation Program Overview

Our performance in 2025 has been reflected in our executive pay outcomes and decisions made by our compensation committee in 2025, which are consistent with our pay for performance culture with respect to our named executive officer’s compensation packages.

Base Salary Adjustments: Our compensation committee approved an increase in the base salary of Mr. Siwek of 3.7% and an increase in the base salary of Mr. Miller of 3.7% and Mr. Stroo of 6.0%. Each of these increases became effective on March 24, 2025. In approving and/or reviewing these salary increases, the compensation committee considered competitive market data derived from the Company’s peer group described below.

Short Term Cash Incentive Compensation: Our executive compensation program includes short-term incentive compensation in the form of annual incentive cash bonuses that are contingent upon achievement of certain business and financial objectives, including targets relating to (i) safety, (ii) sustainability, (iii) inclusion, diversity, equity and awareness (“IDEA”), (iv) cost of poor quality, (v) cash flow and (vi) profitability. Pursuant to the retention bonuses that were granted in June 2025 discussed below, the named executive officers did not receive any compensation under and were eligible to participate in the short-term cash incentive plan for fiscal year 2025.

Long-Term Equity Incentive Compensation: Our compensation committee granted long-term incentive opportunities to our named executive officers in the form of a combination of time-based restricted stock units subject to multi-year vesting based on continued service, and performance-based restricted stock units subject to multi-year vesting based on (i) continued service, and (ii) either the achievement of three annual Adjusted EBITDA targets or the achievement of relative total shareholder return targets benchmarked against the Nasdaq Clean Energy Index determined over a three-year period. Pursuant to the retention bonuses that were granted in June 2025 discussed below, the named executive officers were not eligible for any long-term equity incentive grants for fiscal year 2025. Accordingly, the long-term equity incentive awards that were granted to the named executive officers in March 2025 were subsequently cancelled and forfeited in June 2025 upon the acceptance of the retention bonuses by each named executive officer.

Special award granted in 2025: On June 13, 2025, the Compensation Committee approved retention bonuses (the “Retention Bonuses”) for certain executive and non-executive employees of the Company, including the named executive officers, which were awarded pursuant to the terms of retention bonus agreements (the “Retention Bonus Agreements”). Pursuant to the Retention Bonus Agreements, the following amounts were paid to each named executive officer in June 2025: (i) $1,225,459 to William E. Siwek, the Company’s President and Chief Executive Officer; (ii) $518,155 to Ryan Miller, the Company’s Chief Financial Officer; and (iii) $487,500 to Charles Stroo, the Company’s Chief Operating Officer. For the named executive officers and certain other executive officers, the Retention Bonus Agreements which provide for the recoupment of the gross amounts of the Retention Bonuses if the Recipient does not remain employed with the Company (or if the Recipient provides or receives a notice of termination), in each case, other than in the event of a Qualified Termination (as defined in and subject to the terms of the Retention Bonus Agreements), through the earlier of March 31, 2026 or the date that is sixty (60) days following the occurrence of a Restructuring Event (as defined in the Retention Bonus Agreement). Pursuant to the Retention Bonus Agreements, the Retention Bonus replaced the named executive officers’ and certain other executive officers’ right to receive certain other compensatory payments, as described in their Retention Bonus Agreements, including the short-term cash incentive bonus and long-term equity incentive awards for fiscal year 2025 as discussed above.

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

Executive Compensation Policies and Practices

In addition to our direct compensation elements, the following table summarizes features of our compensation policies and practices that are designed to align our executive team with stockholder interests and with market best practices:

What We Do	What We Don’t Do
Allocate a portion of our executive officers’ target total direct compensation to equity-based awards, which are therefore “at risk”, to align the interests of our executive officers and stockholders	Provide any compensation-related tax gross-ups
Link a portion of our executive officers’ target total direct compensation to total shareholder return	Provide excessive perquisites
Maintain an industry-specific peer group comprised of similarly sized companies for benchmarking pay on an annual basis

Provide any pension arrangements, non-qualified deferred compensation arrangements or retirement plans to our executive officers other than a 401(k) plan that is generally available to all U.S. employees

Offer market-competitive benefits for executives that are consistent with the rest of our employees	Allow hedging by our officers or directors of Company stock unless pre-approved by our audit committee
Consult with an independent compensation consultant on compensation levels and practices on an annual basis	Allow pledging by our officers or directors of Company stock unless pre-approved by our audit committee
Perform an annual compensation-related risk assessment by our compensation committee
Maintain CEO, executive officer and non-employee director stock ownership guidelines
Maintain a clawback policy with respect to incentive-based cash and equity compensation
Seek an annual non-binding, advisory vote from stockholders to approve the named executive officer compensation program described in the CD&A

Setting Executive Compensation

Role of the Compensation Committee

Our compensation committee is primarily responsible for developing and implementing our compensation policies. It establishes and approves the compensation for our Chief Executive Officer and reviews and determines the compensation of our other executive officers. Our compensation committee may establish and delegate authority to one or more subcommittees consisting of one or more of its members, when the compensation committee deems it appropriate to do so in order to carry out its responsibilities. In 2025, our compensation committee did not delegate such authority. Our compensation committee oversees our compensation and benefit plans and policies, administers our equity incentive plans and reviews and approves annually all compensation decisions relating to all of our executive officers, including our Chief Executive Officer. When formulating its recommendations for the amount of each compensation element and approving each compensation element and the target total direct compensation opportunity for our executive officers, our compensation committee considers the following factors:

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

Role of the Compensation Consultants

Our compensation committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making compensation decisions. In 2025, the compensation committee retained Aon’s Human Capital Solutions practice, a division of Aon plc (“Aon”), as its independent third-party compensation consultant to advise on director and executive compensation matters including: overall compensation program design and the design of our performance-based equity award program, peer group development and updates, and benchmarking executive officer and board of director compensation programs. Aon did not provide any additional services to us in 2025. Aon reports directly to our compensation committee. We do not believe the retention of, and the work performed by, Aon creates any conflict of interest.

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

Our peer group for 2025 was comprised of the following 22 companies set forth below:

Advanced Energy Industries, Inc.	Curtiss-Wright Corporation	ITT Inc.
Ameresco, Inc.	Enerpac Tool Group Corp.	Moog Inc.
Array Technologies, Inc.	EnerSys	Nextracker Inc.
AZZ Inc.	EnPro Industries, Inc.	Ormat Technologies, Inc.
Babcock & Wilcox Enterprises, Inc.	ESCO Technologies Inc.	RBC Bearings Incorporated
Barnes Group Inc.	Franklin Electric Co., Inc.	Woodward, Inc.
Bloom Energy Corporation	Generac Holdings Inc.
Blue Bird Corporation	Hexcel Corporation

We believe that our 2025 peer group provided us with appropriate compensation data for evaluating the competitiveness of the compensation levels and practices of our named executive officers during 2025.

In 2025, the primary market reference point considered by our compensation committee in establishing target total compensation for our executive officers was the 50th percentile of our 2025 peer group. Although our compensation committee and the Board target compensation as described above, they also consider other criteria, including market factors, the experience level of the executive, organizational criticality and the executive’s performance against established goals of the Company, in determining variations to this general target.

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

In March 2025, based on a consideration of the factors described in the “Setting Executive Compensation” section above and consistent with the recommendation of our Chief Executive Officer, our compensation committee determined to increase the base salaries of certain executive officers, and these increases became effective on March 24, 2025. Our compensation committee determined and approved an increase in base salary for our Chief Executive Officer, effective on March 24, 2025, based on a consideration of similar factors. In making these decisions, our compensation committee also considered the current risks and challenges facing us.

The base salaries of our named executive officers for 2025 were adjusted as follows:

Named Executive Officer	2024 Base Salary	2025 Base Salary	% Change
William E. Siwek	$927,500	$962,281	3.7%
Ryan Miller	540,801	561,081	3.7
Charles Stroo	500,000	530,000	6.0

The actual base salaries paid to our named executive officers in 2025 are set forth in the “Summary Compensation Table” section.

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

Each executive officer has a target bonus opportunity set for each performance period under the Bonus Plan. Our compensation committee took into account market data, relative levels of responsibility across the Company, and other relevant factors in order to set the target performance-based incentive for each named executive officer in 2025. The corporate performance goals are measured at the end of each performance period after our financial reports have been published or such other appropriate time as our compensation committee determines. If the corporate performance goals and individual performance objectives are met, payments will be made as soon as practicable following the end of each performance period. Subject to the rights contained in any agreement between the executive officer and us, an executive officer must be employed by us on the bonus payment date to be eligible to receive a bonus payment. The Bonus Plan also permits our compensation committee to approve additional bonuses to executive officers in its sole discretion; however, the compensation committee did not do so for 2025.

Pursuant to the retention bonuses that were granted in June 2025 discussed previously, the named executive officers were not eligible to participate in the short-term cash incentive plan for fiscal year 2025.

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

In March 2025, as part of its annual executive compensation review, our compensation committee approved the grant of performance-based restricted stock unit awards to the named executive officers as described in the “Grant of Plan-Based Awards for Fiscal Year 2025” section below. These performance-based restricted stock unit awards represented 60% of such named executive officer’s annual, long term equity incentive award opportunity.

The performance-based restricted stock units vest based upon achieving certain total shareholder returns or Adjusted EBITDA targets, and as follows:

•
Total Shareholder Return (TSR) PSUs: Each named executive officer was awarded a target number of RSUs, and the applicable named executive officer must be in a continuous service relationship with us or any of our subsidiaries through December 31, 2027 to vest in any TSR PSUs that may be credited with respect to the performance measurement period (i.e., January 1, 2025 to December 31, 2027). The number of TSR PSUs that vest will be calculated by multiplying the named executive officer’s target number of RSUs by the performance multiplier that we achieved during the three-year performance measurement period. The performance multiplier is based on our total shareholder return percentile rank amongst the companies within the Nasdaq Clean Edge Green Energy Index (Ticker: CELS) (or, in the event such index is discontinued or its methodology significantly changes, a comparable index selected by the compensation committee in good faith). The percentile ranking that we achieve and the corresponding performance multiplier is set forth in the table below. A named executive officer’s maximum award cannot exceed 150% of the target award and in the event the TSR does not equal or exceed the 25th percentile, no portion of the target award shall vest.

Total Shareholder Return Percentile Rank within the Performance Measurement Index (1)	Performance Multiplier
75th Percentile or higher	150.0%
50th Percentile	100.0
25th Percentile	50.0
Below 25th Percentile	—

(1)
If the Total Shareholder Return for the Performance Measurement Period ranks between two of the Percentile Ranks above, then the Performance Multiplier shall be determined by using linear interpolation.

•
Adjusted EBITDA PSUs: A named executive officer must be in a continuous service relationship with us or any of our subsidiaries through December 31, 2027 to vest in any Adjusted EBITDA PSUs that may be credited with respect to the performance period (i.e., January 1, 2025 to December 31, 2027). Given the recent volatility and challenges facing the wind industry, the compensation committee established three, annual Adjusted EBITDA targets for 2025, 2026 and 2027, respectively. The Adjusted EBITDA targets for 2026 and 2027 will be established by the compensation committee on an annual basis during the first quarter of the year. Each named executive officer will be credited for up to 1/3rd of the total shares underlying such PSU award upon achievement of the respective annual Adjusted EBITDA target for such calendar year.

Pursuant to the retention bonuses that were granted in June 2025 discussed previously, the long-term equity incentive awards that were granted to the named executive officers in March 2025, including the TSR PSUs and Adjusted EBITDA PSUs, were subsequently cancelled and forfeited in June 2025 upon the acceptance of the retention bonuses by each named executive officer.

For a summary and discussion of the vesting provisions of the TSR PSUs and Adjusted EBTIDA PSUs in the event of an executive’s termination of employment in connection with the executive’s death or disability or a change in control of the Company, please see the “Employment, Severance and Change of Control Agreements” section below.

Time-Based Awards

Our compensation committee approved the grant of time-based restricted stock unit awards to the named executive officers as described in the “Grant of Plan-Based Awards for Fiscal Year 2025” section below. These time-based restricted stock unit awards represented approximately 40% of our named executive officers’ annual, long-term equity incentive award opportunity. In March 2025, the Committee granted our named executive officers time-based RSU awards that vest over a three-year period with 25%, 25% and 50% of the restricted stock units vesting on the first, second and third anniversary of the grant date, respectively, subject to the named executive officer’s continued service with the Company through each such date. We believe time-based restricted stock units provide a strong retention incentive for our executive officers and also provide a moderate reward for growth in the value of our common stock.

Pursuant to the retention bonuses that were granted in June 2025 discussed previously, the time-based RSU awards that were granted to the named executive officers in March 2025 were subsequently cancelled and forfeited in June 2025 upon the acceptance of the retention bonuses by each named executive officer.

Equity Grant Timing

We typically award new-hire stock options and time-based restricted stock unit grants on or soon after a new hire’s employment start date, and periodic annual refresh time-based and performance-based restricted stock unit grants, which refresh grants are typically approved at a meeting of the compensation committee occurring during the first quarter of the calendar year. Non-employee directors receive initial option and annual restricted stock unit grants, at the time of a director’s appointment or election to the board of directors and at the time of each annual meeting of our stockholders, respectively. For additional information on our non-employee director compensation policy see below under the heading, “Director Compensation.” We do not maintain any formal or written policies regarding the timing of awards. However, it is the policy of our board of directors and our compensation committee to not take material non-public information, or MNPI, into account when determining the timing of equity awards in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is our practice not to time the release of MNPI based on equity award grant dates or for the purpose of affecting the value of executive compensation.

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

We maintain a tax-qualified retirement plan that provides all regular U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to the applicable annual limits of the Internal Revenue Code of 1986, as amended (the “Code”). Employee elective deferrals are 100% vested at all times. The 401(k) plan allows for matching contributions to be made by us. In 2025 we matched up to 100% of the first 4% of employee contributions to the 401(k) plan.

We generally do not provide perquisites or personal benefits to our named executive officers, other than the payment for our executive officers to obtain an executive physical every two years. We believe offering executive physicals to our executives is beneficial because it ensures that our key executives remain in optimal health and can achieve early identification of potential health risks.

Severance and Other Termination Arrangements

We believe that having in place reasonable and competitive post-employment compensation arrangements are essential to attracting and retaining highly-qualified executive officers. We included certain provisions for payments and benefits in the event of termination of employment, including an involuntary termination of employment in connection with a change in control of the Company, in employment agreements and equity award agreements with our named executive officers.

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

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of the Board, including options to purchase shares of our common stock and other stock awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from their awards.

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

EXECUTIVE COMPENSATION

Fiscal year 2025 Compensation Tables

2025 Summary Compensation Table

The following table sets forth the total compensation, for service rendered to us in all capacities, that was awarded to, earned by and paid during the fiscal years ended December 31, 2025, December 31, 2024, and December 31, 2023 for each of our named executive officers.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total
William E. Siwek	2025	$952,917	$1,225,459	$—	$—	$—	$24,904	$2,203,280
Chief Executive Officer	2024	921,415	—	472,348	—	204,050	21,891	1,619,704

Ryan Miller	2025	555,621	518,155	—	—	—	15,270	1,089,046
Chief Financial Officer	2024	535,200	—	135,908	111,900	81,120	15,070	879,198

Charles Stroo (7)	2025	521,923	487,500	—	—	—	15,270	1,024,693
Chief Operating Officer	2024	500,000	100,000 (8)	—	—	65,000	14,830	679,830

(1)
The actual base salary paid to each named executive officer during the fiscal year considers the timing of the base salary adjustments, which are effective in March of each fiscal year.
(2)
For fiscal year 2025, each named executive officer received a special one-time retention bonus as described previously.
(3)
Pursuant to the retention bonuses that were granted in June 2025, the long-term equity incentive awards that were granted to the named executive officers in March 2025, were subsequently cancelled and forfeited in June 2025 upon the acceptance of the retention bonuses by each named executive officer. The amounts reported for prior periods represent the aggregate grant date fair value of the restricted stock units (both time and performance based) awarded to the named executive officers, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions used in calculating the aggregate grant date fair values of the restricted stock units reported in this column are set forth in Note 1 – Summary of Operations and Summary of Significant Accounting Policies. The amounts reported in this column reflect the accounting cost for these restricted stock units and do not correspond to the actual economic value that may be received by the named executive officers upon vesting and/or settlement of the restricted stock units or the sale of the underlying shares of stock.
(4)
The amounts reported represent the aggregate grant date fair value of the options awarded to the named executive officers, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to employment vesting conditions. The assumptions used in calculating the aggregate grant date fair values of the options reported in this column are set forth in Note 13 – Shared Based Compensation. The amounts reported in this column reflect the accounting cost for these options and do not correspond to the actual economic value that may be received by the named executive officers upon exercise of the options or sale of the underlying shares of stock.
(5)
Represents amounts earned under the Bonus Plan for the applicable year, based on achieving the applicable performance objectives set forth in the Bonus Plan. For fiscal year 2025, the named executive officers did not receive any compensation under the Bonus Plan in connection with executing the Retention Agreements described above.
(6)
The table below provides details on all other compensation provided to the named executive officers for fiscal year 2025:

Named Executive Officer	401(k) Match	Annual Physical	Group Term Life Insurance	Long-Term Disability
William E. Siwek	$14,000	$8,344	$1,980	$580
Ryan Miller	14,000	—	690	580
Charles Stroo	14,000	—	690	580

(7)
Mr. Stroo was not a named executive officer for fiscal year 2023.
(8)
Mr. Stroo received the final installment of his one-time sign on bonus in June 2024.

Grants of Plan-Based Awards for Fiscal Year 2025

Pursuant to the retention bonuses that were granted in June 2025, the named executive officers were not eligible to participate in the short-term cash incentive plan for fiscal year 2025, and they were not eligible to receive any long-term equity incentive grants for fiscal year 2025. Accordingly, the long-term equity incentive awards that were granted to the named executive officers in March 2025 prior to the retention agreements, were subsequently cancelled and forfeited in June 2025 upon the acceptance of the retention bonuses by each named executive officer. As such, there were no grants of plan-based awards for the named executive officers during the fiscal year ended December 31, 2025 that were outstanding at December 31, 2025.

Outstanding Equity Awards at Fiscal 2025 Year-End

The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2025.

		Option Awards (1)					Stock Awards (1)
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have not Yet Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested (2)
William E. Siwek	9/15/2022	133,333	66,667	$18.00	9/15/2029
	3/21/2023					24,068	$278
	3/21/2023							36,102	$417
	3/21/2023							26,986	312
	3/18/2024					52,153	602
	3/18/2024							52,154	602
	3/18/2024							52,154	602

Ryan Miller	5/23/2022	39,822	5,688	14.04	5/23/2032
	5/23/2022					6,677	77
	3/21/2023					9,853	114
	3/21/2023							14,780	171
	3/21/2023							11,048	128
	2/27/2024	17,438	12,562	3.73	2/27/2034
	3/18/2024					15,306	177
	3/18/2024							15,306	177
	3/18/2024							15,306	177

Charles Stroo	11/27/2023					125,000	1,444

(1)
Each equity award was granted pursuant to the 2015 Plan. Each equity award is subject to certain acceleration of vesting provisions as provided under the 2015 Plan as well as the applicable named executive officer’s employment agreement as described under the “Employment, Severance, and Change of Control Agreements” section below. For performance-based restricted stock units, the number of shares and market/payout value represents the target number of performance-based restricted stock units.
(2)
Based on the Company’s closing market price on December 31, 2025, the last trading day of the fiscal year ended December 31, 2025.

Option Exercises and Stock Vested in Fiscal Year 2025 Table

The following table sets forth, for each of the named executive officers, information with respect to the exercise of stock options and the vesting of restricted stock units during the year ended December 31, 2025.

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
William E. Siwek	—	$—	70,513	$73,620
Ryan Miller	—	—	16,706	17,433
Charles Stroo	—	—	62,500	1,563

(1)
The value realized on vesting is based on the closing market price per share of our common stock on the Nasdaq Global Market on the vesting date, multiplied by the number of restricted stock units that vested.

Employment, Severance and Change of Control Agreements

The material terms of the employment agreements with our named executive officers are summarized below.

William E. Siwek. In May 2020, we entered into a second amended and restated employment agreement with Mr. Siwek for the position of President and Chief Executive Officer. Mr. Siwek’s 2025 base salary was $962,281, which is subject to review and adjustment in accordance with Company policy. During 2025, Mr. Siwek was eligible for an annual incentive bonus targeted at 110% of his base salary. Mr. Siwek is also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Ryan Miller. In May 2022, we entered into an employment agreement with Mr. Miller for the position of Chief Financial Officer. Mr. Miller’s 2025 base salary was $561,081, which is subject to review and adjustment in accordance with Company policy. During 2025, Mr. Miller was eligible for an annual incentive bonus targeted at 75% of his base salary. Mr. Miller was also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Charles Stroo. In November 2023, we entered into an employment agreement with Mr. Stroo for the position of Chief Operating Officer, Wind. Mr. Stroo’s 2025 base salary was $530,000, which is subject to review and adjustment in accordance with Company policy. During 2025, Mr. Stroo was eligible for an annual incentive bonus targeted at 65% of his base salary. Mr. Stroo was also eligible to participate in employee benefit plans generally available to all of our employees, subject to the terms of those plans.

Pursuant to the employment agreements, each of Messrs. Siwek, Miller, and Stroo are subject to standard confidentiality and nondisclosure, assignment of IP work product and post-termination noncompetition and non-solicitation of employees, consultants and customers covenants.

Involuntary Termination of Employment Not in Connection with a Change of Control. Pursuant to the employment agreements, in the event the applicable named executive officer is terminated by us without “cause” (as defined in such executive’s employment agreement) or the named executive officer resigns for “good reason” (as defined in such executive’s employment agreement), in each case subject to the delivery of a fully effective release of claims and continued compliance with applicable restrictive covenants, the named executive officer will be entitled to (i) a cash severance payment equal to 200% of the base salary for Mr. Siwek payable in 24 monthly installments, and 100% of the base salaries for Messrs. Miller and Stroo payable in 12 monthly installments, and (ii) if the named executive officer elects to continue health benefits coverage, then 24 monthly cash payments equal to our monthly contribution for health insurance for Mr. Siwek, 12 monthly cash payments equal to our monthly contribution for health insurance for Messrs. Miller and Stroo.

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

With respect to our Adjusted EBITDA PSUs outstanding on December 31, 2025 in the event of a “change in control” (as defined in the applicable award agreement) prior to the last day of the applicable performance period, a number of Adjusted EBITDA PSUs equal to (i) the number of Adjusted EBITDA PSUs that would be earned with respect to the maximum level of Adjusted EBITDA achievement for the performance period in which the change in control occurs plus (ii) any Adjusted EBITDA PSUs earned in respect of Adjusted EBITDA achievement in the prior performance periods will become eligible to vest on the last day of the applicable three-year performance period, subject to the named executive officer’s continuous service through such date; provided, that if in connection with the change in control, (i) outstanding equity awards are or will be assumed, substituted or continued by the Company or its successor, and the applicable named executive officer is (A) terminated by the Company or successor for any reason other than for “cause” (as defined in the award agreement), or (B) the applicable named executive officer resigns for “good reason” (as defined in the award agreement), in either case within 12 months following the change in control and prior to the last day of the last yearly measurement period or (ii) outstanding equity awards are or will not be assumed, substituted or continued by the Company or its successor, then in either case, such earned Adjusted EBITDA PSUs shall immediately become vested on the date of such termination or change in control, as applicable.

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

Director Compensation

The following table provides a summary of the compensation provided to our directors under our non-employee director compensation policy:

Board of Directors	Annual Fee
All non-employee members	$80,000

Additional Annual Fees
Chairperson of the board of directors	$65,000
Lead independent director	25,000
Audit committee chair	20,000
Audit committee member	12,500
Compensation committee chair	15,000
Compensation committee member	7,500
Nominating and corporate governance committee chair	12,500
Nominating and corporate governance committee member	7,500

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

Our non-employee director compensation policy also provides that, pursuant to the 2015 Plan, the aggregate amount of compensation, including both equity compensation and cash compensation, paid to any non-employee director in a calendar year will not exceed $750,000 (or such other limit as may be set forth in the 2015 Plan or any similar provision of a successor plan).

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

The following table presents the total compensation for each person who served as a member of the Board during the fiscal year ended December 31, 2025. William E. Siwek, who is our Chief Executive Officer, was an employee during the fiscal year ended December 31, 2025 and received no additional compensation for his service as a member of the Board. The compensation received by Mr. Siwek, as a named executive officer of the Company, is presented in the “Executive Compensation – Summary Compensation Table.”

Director Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Steven C. Lockard	$145,000	$—	$—	$145,000
Paul G. Giovacchini	127,500	—	—	127,500
Jayshree S. Desai	80,000	—	—	80,000
Tyrone M. Jordan	101,250	—	—	101,250
Bavan M. Holloway	110,000	—	—	110,000
Neal P. Goldman (1)	360,000	—	—	360,000
Timothy R. Pohl (1)	360,000	—	—	360,000
James A. Hughes (2)	75,000	—	—	75,000
Jennifer E. Lowry (2)	28,125	—	—	28,125
Edward C. Hall (2)	25,000	—	—	25,000

(1)
In connection with their appointment to the Board in May 2025, Mr. Pohl and Mr. Goldman entered into letter agreements with the Company, pursuant to which the Company will pay each of Mr. Pohl and Mr. Goldman: (a) $45,000 per month, (b) a per diem amount of $7,500 under certain specified limited circumstances, and (c) reimbursements of all reasonable and documented expenses incurred in connection with their respective services to the Company as a director, in each case, until the termination of each of their respective service as a director.
(2)
Mr. Hughes was appointed to the Board in October 2015 and resigned from the Board in November 2025. Ms. Lowry was appointed to the Board in November 2024 and resigned from the Board in May 2025. Mr. Hall was appointed to the Board in May 2024 and resigned from the Board in May 2025. Upon resignation from the Board by Mr. Hughes, Ms. Lowry and Mr. Hall: (i) all outstanding, unvested options and restricted stock units held by them were forfeited; and (ii) all outstanding, vested options held by them expired (or will expire in the case of Mr. Hughes) six months after their respective date of resignation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2026 for:

•
each of our named executive officers;
•
each of our directors;
•
all of our directors and executive officers as a group; and
•
each person known by us to be the beneficial owner of more than five percent of any class of our voting securities.

We have determined beneficial ownership in accordance with the rules of the SEC, and therefore it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options, restricted stock units and performance-based restricted stock units outstanding as of March 1, 2026 that were exercisable or issuable or will become exercisable or issuable within 60 days of March 1, 2026 to be outstanding and to be beneficially owned by the person holding the options, restricted stock units or performance-based restricted stock units for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

We have based percentage ownership of our common stock on 48,765,812 shares of our common stock outstanding as of March 1, 2026.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o TPI Composites, Inc., 9200 E. Pima Center Parkway, Suite 250, Scottsdale, AZ 85258.

Named Executive Officers and Directors	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
William E. Siwek	639,718	1.3%
Ryan Miller	85,729	*
Charles Stroo	92,975	*
Steven C. Lockard	441,873	*
Jayshree S. Desai	75,351	*
Tyrone M. Jordan	40,324	*
Paul G. Giovacchini	115,934	*
Bavan M. Holloway	58,558	*
Neal Goldman	—	*
Timothy Pohl	—	*
All directors and named executive officers as a group (10 persons)	1,550,462	3.2

5% Stockholders
Investment funds and entities affiliated with:
Dere Construction	11,999,541	24.6%
Oaktree	4,600,642	9.4

* Less than one percent (1%)

Equity Compensation Plan Information

The following table presents information as of December 31, 2025 for our equity compensation plans approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	497,909	$17.12	1,940,059
Equity compensation plans not approved by stockholders	—	—	—
Total	497,909	$17.12	1,940,059

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions

Other than the transactions discussed below and the compensation agreements, equity compensation policies, grants of certain equity awards and other arrangements which are discussed above in the “Executive Compensation” section in 2025, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party for which the amount involved exceeds or will exceed $120,000 and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Other Transactions

We have granted stock options and other equity awards to our executive officers and our directors. See the sections titled “Outstanding Equity Awards at Fiscal 2025 Year-End” and “Director Compensation” for a description of these options and equity awards.

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

Fees for Services Rendered by Independent Registered Public Accounting Firm

Our independent registered public accounting firm is KPMG LLP, Auditor Firm ID: 185.

The following table sets forth the fees billed by KPMG for audit, audit-related, tax and all other services rendered for fiscal years 2024 and 2025:

Fee Category	2025	2024
Audit Fees	$2,004,500	$3,068,500
Audit-Related Fees	—	—
Tax Fees	495,400	547,400
All Other Fees	—	—
Total	$2,499,900	$3,615,900

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

All Other Fees. Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those disclosed above, of which there were none in 2024 or 2025.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TPI Composites, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations in recent years. In addition, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is an event of default that accelerated the Company's debt obligations. These events and conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of estimates of direct costs to complete performance obligations for wind blade sales

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company generates the majority of its revenue from contracts associated with manufacturing custom wind blades. Revenue from manufacturing wind blades is primarily recognized over time based on progress towards the completion of the performance obligation in the contract. Progress is determined by the ratio of direct costs incurred to date in fulfillment of the performance obligation to the total estimated direct costs required to complete the performance obligation. Wind blade sales from continuing operations was $869.9 million compared to total net sales of $918.5 million in fiscal 2025.

We identified the evaluation of estimated direct costs to complete performance obligations for wind blade sales as a critical audit matter. Evaluating this estimate required a high degree of auditor judgment as changes in the estimate could have had a significant effect on the Company’s revenue. Each wind blade contract requires the measure of progress that includes estimates of direct costs to complete the performance obligations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s ability to estimate direct costs to complete the performance obligations by comparing to historical results. We evaluated the impact of future cost drivers on the estimated direct cost amounts by inspecting relevant third-party documents. Further, we evaluated historical direct labor cost by wind blade type and manufacturing plant, and analyzed jurisdiction-specific inflation rates based on publicly available data. We assessed current period revenue based upon the estimated consideration, the ratio of direct costs incurred to date in fulfillment of the performance obligations to the total estimated direct costs required to complete the performance obligations, and revenue recognized in previous periods for the performance obligations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

San Diego, California
March 25, 2026

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands, except par value data)
Assets
Current assets:
Cash and cash equivalents	$13,899	$143,300
Restricted cash	10,174	9,639
Accounts receivable	51,462	37,417
Contract assets	9,630	24,816
Prepaid expenses	23,002	10,892
Other current assets	18,852	14,222
Inventories	27,591	3,741
Assets held for sale	—	1,315
Current assets of discontinued operations	587	183,762
Total current assets	155,197	429,104
Property, plant and equipment, net	68,978	75,502
Operating lease right of use assets	82,206	99,787
Goodwill	2,807	2,807
Intangible assets and deferred costs, net	1,515	608
Other noncurrent assets	31,735	26,049
Other noncurrent assets of discontinued operations	—	58,607
Total assets	$342,438	$692,464

Liabilities and Stockholders’ Deficit
Current liabilities:
Debtor-in-possession financing	$23,897	$—
Accounts payable and accrued expenses	151,325	141,440
Accrued warranty	14,393	38,768
Current maturities of long-term debt, net of debt discounts	432,156	15,799
Current operating lease liabilities	18,132	18,186
Contract liabilities	—	30,369
Current liabilities of discontinued operations	—	229,406
Total current liabilities	639,903	473,968
Long-term debt, net of current maturities	—	485,191
Noncurrent operating lease liabilities	49,555	84,629
Other noncurrent liabilities	8,695	5,793
Other noncurrent liabilities of discontinued operations	—	16,119
Total liabilities not subject to compromise	698,153	1,065,700
Liabilities subject to compromise	323,756	—
Total liabilities	1,021,909	1,065,700
Commitments and contingencies (Note 18)
Stockholders’ deficit:
Common shares, $0.01 par value, 100,000 shares authorized, 50,381 shares issued and 48,766 shares outstanding at December 31, 2025 and 100,000 shares authorized, 48,683 shares issued and 47,609 shares outstanding at December 31, 2024	504	487
Paid-in capital	440,175	438,002
Accumulated other comprehensive income (loss)	10,255	(22,818)
Accumulated deficit	(1,117,857)	(777,055)
Treasury stock, at cost, 1,615 shares at December 31, 2025 and 1,074 shares at December 31, 2024	(12,548)	(11,852)
Total stockholders’ deficit	(679,471)	(373,236)
Total liabilities and stockholders’ deficit	$342,438	$692,464

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net sales	$918,457	$889,991	$863,919
Cost of sales	1,004,904	920,445	952,904
Startup and transition costs	24,152	41,736	21,757
Total cost of goods sold	1,029,056	962,181	974,661
Gross loss	(110,599)	(72,190)	(110,742)
General and administrative expenses	28,431	46,174	47,000
Loss on sale of assets and asset impairments	14,757	15,085	15,373
Restructuring charges, net	25,585	1,319	40
Loss from continuing operations	(179,372)	(134,768)	(173,155)
Other income (expense):
Interest expense, net	(88,990)	(84,720)	(6,526)
Foreign currency loss	(5,310)	(617)	(293)
Miscellaneous income	2,641	5,061	1,756
Total other expense	(91,659)	(80,276)	(5,063)
Reorganization items, net	49,591	—	—
Loss from continuing operations before income taxes	(320,622)	(215,044)	(178,218)
Income tax provision	(3,731)	(7,711)	(11,111)
Net loss from continuing operations	(324,353)	(222,755)	(189,329)
Preferred stock dividends and accretion	—	—	(58,453)
Gain on extinguishment of Series A Preferred Stock	—	—	82,620
Net loss from continuing operations attributable to common stockholders	(324,353)	(222,755)	(165,162)
Net loss from discontinued operations	(16,449)	(17,952)	(12,450)
Net loss attributable to common stockholders	$(340,802)	$(240,707)	$(177,612)

Weighted-average common shares outstanding:
Basic	48,544	47,462	42,671
Diluted	48,544	47,462	42,671

Net loss from continuing operations per common share:
Basic	$(6.68)	$(4.69)	$(3.87)
Diluted	$(6.68)	$(4.69)	$(3.87)

Net (loss) income from discontinued operations per common share:
Basic	$(0.34)	$(0.38)	$(0.29)
Diluted	$(0.34)	$(0.38)	$(0.29)

Net loss per common share:
Basic	$(7.02)	$(5.07)	$(4.16)
Diluted	$(7.02)	$(5.07)	$(4.16)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net loss from continuing operations	$(324,353)	$(222,755)	$(165,162)
Net loss from discontinued operations	(16,449)	(17,952)	(12,450)
Net loss attributable to common stockholders	(340,802)	(240,707)	(177,612)
Other comprehensive loss:
Foreign currency translation adjustments	(1,999)	(1,454)	2,317
Unrecognized actuarial losses	—	(11,960)	—
Amortization of unrecognized actuarial losses	8,804	3,156	—
Unrealized gain (loss) on hedging derivatives, net of taxes of $0 for each of the presented periods	1,268	(4,933)	2,304
Reclassification of loss on hedging derivatives, net of taxes of $0 for each of the presented periods	3,665	—	2,238
Reclassification of other comprehensive losses from disposition and exit of business activities, net of taxes of $0 for each of the presented periods	21,335	—	901
Comprehensive loss	$(307,729)	$(255,898)	$(169,852)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Common		Paid-in	Accumulated other comprehensive	Accumulated	Treasury stock,	Total stockholders'
	Shares	Amount	Shares	Amount	capital	loss	deficit	at cost	(deficit) equity
			(In thousands)
Balance at December 31, 2022	350	309,877	42,369	$424	$407,570	$(15,387)	$(334,569)	$(7,551)	$50,487
Net loss	—	—	—	—	—	—	(201,779)	—	(201,779)
Preferred stock dividends	—	41,507	—	—	(41,507)	—	—	—	(41,507)
Other comprehensive income	—	—	—	—	—	7,760	—	—	7,760
Common stock repurchased for treasury	—	—	—	—	—	—	—	(2,583)	(2,583)
Issuances under share-based compensation plan	—	—	721	7	—	—	—	—	7
Share-based compensation expense	—	—	—	—	9,881	—	—	—	9,881
Issuance of common stock from the exercise of warrants	—	—	—	—	—	—	—	—	—
Accretion of Series A Preferred Stock	—	16,946	—	—	(16,946)	—	—	—	(16,946)
Capped call transactions	—	—	—	—	(18,590)	—	—	—	(18,590)
Extinguishment of Series A Preferred Stock	(350)	(368,330)	3,900	39	90,927	—	—	—	90,966
Balance at December 31, 2023	—	—	46,990	470	431,335	(7,627)	(536,348)	(10,134)	(122,304)
Net loss	—	—	—	—	—	—	(240,707)	—	(240,707)
Other comprehensive loss	—	—	—	—	—	(15,191)	—	—	(15,191)
Common stock repurchased for treasury	—	—	—	—	—	—	—	(1,718)	(1,718)
Issuances under share-based compensation plan	—	—	1,693	17	—	—	—	—	17
Share-based compensation expense	—	—	—	—	6,667	—	—	—	6,667
Balance at December 31, 2024	—	—	48,683	487	438,002	(22,818)	(777,055)	(11,852)	(373,236)
Net loss	—	—	—	—	—	—	(340,802)	—	(340,802)
Other comprehensive loss	—	—	—	—	—	33,073	—	—	33,073
Common stock repurchased for treasury	—	—	—	—	—	—	—	(696)	(696)
Issuances under share-based compensation plan	—	—	1,698	17	—	—	—	—	17
Share-based compensation expense	—	—	—	—	2,173	—	—	—	2,173
Balance at December 31, 2025	—	—	50,381	504	440,175	10,255	(1,117,857)	(12,548)	(679,471)

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(340,802)	$(240,707)	$(201,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,473	30,482	38,869
Provision for credit losses	—	—	23,323
Loss on sale of assets and asset impairments	15,059	36,599	23,332
(Gain) loss on sale of discontinued operations	(10,292)	6,342	—
Share-based compensation expense	2,173	6,667	9,881
Amortization of debt issuance costs and debt discount	35,200	32,331	2,151
Paid in kind interest	51,907	46,103	2,041
Deferred income taxes	(4,225)	(3,458)	(11,806)
Reorganization items, net	(385)	—	—
Changes in assets and liabilities:
Accounts receivable	50,483	(16,981)	17,540
Contract assets and liabilities	15,936	84,560	98,255
Operating lease right of use assets and operating lease liabilities	(1,829)	37	(9,769)
Inventories	(23,514)	632	1,871
Prepaid expenses	(14,895)	1,296	13,003
Other current assets	(1,014)	6,625	(8,283)
Other noncurrent assets	(4,454)	8,706	980
Accounts payable and accrued expenses	68,261	12,508	(97,700)
Accrued warranty	6,986	1,285	15,136
Other noncurrent liabilities	2,520	(529)	1,983
Net cash provided by (used in) operating activities	(126,412)	12,498	(80,972)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,531)	(26,201)	(36,137)
Restricted cash transferred upon sale of business	(1,316)	—	—
Proceeds from sale of business	—	—	12,836
Net cash used in investing activities	(15,847)	(26,201)	(23,301)
Cash flows from financing activities:
Proceeds from DIP financing	7,500	—	—
Payments of DIP financing costs	(75)	—	—
Proceeds from working capital loans	46,332	192,677	169,032
Repayments of working capital loans	(96,241)	(136,158)	(153,689)
Principal repayments of finance leases	(676)	(1,238)	(1,300)
Net proceeds from (repayments of) other debt	(597)	(2,599)	2,586
Proceeds from issuance of convertible notes	—	—	132,500
Purchase of capped calls	—	—	(18,590)
Payments of debt issuance costs	—	—	(5,962)
Repurchase of common stock including shares withheld in lieu of income taxes	(696)	(1,718)	(2,583)
Net cash provided by (used in) financing activities	(44,453)	50,964	121,994
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	3,643	(2,415)	2,023
Net change in cash, cash equivalents and restricted cash	(183,069)	34,846	19,744
Cash, cash equivalents and restricted cash, beginning of year	207,659	172,813	153,069
Cash, cash equivalents and restricted cash, end of year	$24,590	$207,659	$172,813

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$10,469	$13,542	$9,650
Cash paid for income taxes, net of refunds	18,121	19,868	23,115
Cash paid for professional fees for services related to bankruptcy proceedings	49,901	—	—
Cash paid for professional fees for services related to restructuring	23,175	—	—
Noncash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	807	13,655	8,077
Property, plant, and equipment obtained in exchange for new finance lease liabilities	77	294	796
Accrued capital expenditures in accounts payable	3,770	3,862	5,861
DIP roll-up loan	15,000	—	—
Paid in kind DIP interest and commitment fees	1,397	—	—
Paid in kind preferred stock dividends and accretion	—	—	58,453
Issuance of Common Stock to extinguish Series A Preferred Stock	—	—	8,346
Issuance of debt, net of debt discount, to extinguish Series A Preferred Stock	—	—	274,712
Accrued transaction costs in accounts payable to extinguish Series A Preferred Stock	—	—	1,499

Reconciliation of Cash, Cash Equivalents and Restricted Cash:	December 31,
	2025	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$13,899	$143,300	$119,894	$130,623
Restricted cash	10,174	9,639	10,838	9,854
Cash and cash equivalents of discontinued operations	517	54,720	42,081	12,592
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$24,590	$207,659	$172,813	$153,069

See accompanying notes to consolidated financial statements.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 1. Summary of Operations and Summary of Significant Accounting Policies

(a) Description of Business

TPI Composites, Inc. is the holding company that conducts substantially all of its business operations through its direct and indirect subsidiaries (collectively, the Company or we). The Company was founded in 1968 and has been producing composite wind blades since 2001. The Company is incorporated in Delaware, headquartered in Scottsdale, Arizona and has a strategic manufacturing footprint that includes domestic facilities in Newton, Iowa; Des Moines, Iowa; and Santa Teresa, New Mexico and international facilities in Juárez, Mexico; Matamoros, Mexico; Chennai, India; Kolding, Denmark; Berlin, Germany and Madrid, Spain.

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

The Chapter 11 Cases were filed in order to facilitate a financial and operational restructuring of the Company’s business and balance sheet. The Debtors also filed a motion seeking approval of procedures for the sale of all or any of the Debtors’ assets pursuant to section 363 of the Bankruptcy Code. The Debtors continue to operate their businesses as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. For additional information regarding the Chapter 11 Cases, see Note 2 – Bankruptcy Proceedings.

On September 10, 2025, following the satisfactory completion of the closing conditions, including the approval of the Bankruptcy Court, the Company consummated the sale and transfer of 100% of its ownership interests of the Company’s two Turkish subsidiaries (the “Türkiye business”). The transaction involved the sale and transfer of the assets and operations of two wind blade manufacturing facilities and a field service inspection and repair business in Izmir, Türkiye on an “as-is” basis, including the assumption of the entire liabilities and debt position of the Turkish subsidiaries by the purchaser. The Türkiye business comprised the majority of the Company’s EMEA segment. The Company determined that the sale of the Türkiye business represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the historical results of our Türkiye business have been presented as discontinued operations in our consolidated statements of operations and consolidated balance sheets.

In June 2024, we completed the divestiture of our wholly-owned subsidiary, TPI, Inc. (the Automotive subsidiary). The Automotive subsidiary was engaged in the development, commercialization and implementation of the Company’s automotive industry related products. The divestiture constituted a strategic shift as the Company is focusing entirely on executing on its core business in the wind industry, and accordingly, the historical results of our Automotive subsidiary have been presented as discontinued operations in our consolidated statements of operations and consolidated balance sheets.

The following discussion reflects continuing operations only, unless otherwise indicated. For further information regarding our discontinued operations, refer to Note 4 – Discontinued Operations.

(b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of TPI Composites, Inc. and all majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

(c) Bankruptcy Accounting

As a result of the Chapter 11 Cases, the Company has applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganization (“ASC 852”), in preparing the accompanying consolidated financial statements. ASC 852 requires that, for periods including and after the filing of the voluntary petitions, the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, for the period beginning after the Petition Date, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the consolidated balance sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. In addition, expenses that are incurred or realized as a result of the Chapter 11 Cases are classified as reorganization items, net in the consolidated statements of operations and comprehensive loss. See Note 2 – Bankruptcy Proceedings for additional information.

(d) Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements – Going Concern, we evaluate at each period end whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Our consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred significant operating losses and negative cash flows from operations in recent years, resulting in unrestricted cash and cash equivalents of $13.9 million, total stockholders’ deficit of $679.5 million, and a working capital deficiency of $484.7 million as of December 31, 2025. We do not currently have the necessary cash and/or projected future cash flows or committed financing to fund our obligations for at least twelve months from the issuance of these financial statements.

Further, as described in Note 2 – Bankruptcy Proceedings, on August 11, 2025, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which is an event of default that accelerated our debt obligations. While the Company is actively undergoing a restructuring, there can be no assurance that such restructuring will be successfully implemented or that it will be sufficient to mitigate the financial conditions raising substantial doubt about our ability to continue as a going concern. As a result, substantial doubt exists that the Company will be able to continue as a going concern for a period of at least twelve months from the issuance date of this Annual Report on Form 10-K. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(e) Nasdaq Delisting and Transfer to the Over-the-Counter (“OTC”) Market

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(f) Revenue Recognition

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

Precision molding and assembly systems (“tooling”) included in a customer’s contract are based upon the specific engineering requirements and design determined by the customer and are specific to the wind blade design and function desired. From the customer’s engineering specifications, a job cost estimate is developed along with a production plan, and the desired margin is applied based on the location the work is to be performed and complexity of the customer’s design. Precision molding and assembly systems are generally built to produce wind blades which may be manufactured by us in production runs specified in the customer contract. We completed the divestiture of our tooling business in August 2025.

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date on supply agreements. The contract assets are transferred to accounts receivable when the rights become unconditional, which generally occurs when customers are invoiced upon the determination that a product conforms to the contract specifications and invoices are due based on each customer’s negotiated payment terms, which, range from 5 to 95 days. We apply the practical expedient that allows us to exclude payment terms under one year from the transfer of a promised good or service from consideration of a significant financing component in our contracts. With regards to the production of precision molding and assembly systems, our contracts generally call for progress payments to be made in advance of production. Generally, payment is made at certain percentage of completion milestones with the final payment due upon delivery to the manufacturing facility. These progress payments are recorded within contract liabilities as current liabilities in the consolidated balance sheets and are reduced as we record revenue over time. We evaluate indications that a customer may not be able to meet the obligations under our supply agreements to determine if an account receivable or contract asset may be impaired.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(g) Cost of Goods Sold

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

(h) General and Administrative Expenses

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

The unallocated research and development expenses incurred at our Kolding, Denmark advanced engineering center and our Berlin, Germany engineering center are also included in general and administrative expenses. For the years ended December 31, 2025, 2024 and 2023, total research and development expenses totaled $1.6 million, $1.3 million and $1.4 million, respectively.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(i) Loss on Sale of Assets and Asset Impairments

For the years ended December 31, 2025, 2024 and 2023, the losses on the sale of certain receivables, on a non-recourse basis under accounts receivable assignment agreements with our customers, to financial institutions, as well as the losses on the sale of other assets at our corporate and manufacturing facilities and asset impairment charges totaled $14.8 million, $15.1 million and $15.4 million, respectively.

(j) Restructuring Charges, Net

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

For the years ended December 31, 2025, and 2024, restructuring charges, net totaled $25.6 million, and $1.3 million, respectively. For the year ended December 31, 2023, the amount was not significant. The restructuring charges for the year ended December 31, 2025, included approximately $23.2 million of professional fees related to our debt restructuring efforts prior to the filing of the Chapter 11 Cases (the “pre-petition professional fees”).

(k) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value.

As of December 31, 2025 and 2024, our discontinued operations collectively had unrestricted cash totaling $0.5 million and $54.7 million, respectively. The Chinese government imposes certain restrictions on transferring cash out of China. The local governments in other countries in which we operate impose no such restrictions on transferring cash out of the respective country.

As of December 31, 2025 and 2024, we had $10.2 million and $9.6 million, respectively of cash held as collateral for various instruments, primarily for letters of guarantee related to our India, corporate, and Mexico locations. These amounts are reported as restricted cash in our consolidated balance sheets.

(l) Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and prior history of uncollectible accounts receivable. Credit is extended based on evaluation of each of our customer’s financial condition and is generally unsecured. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheets. Accounts are considered past due if outstanding longer than contractual payment terms. We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We write-off accounts receivable after all reasonable collection efforts have been exhausted. We credit payments subsequently received on such receivables to bad debt expense in the period payment is received. We record delinquent finance charges on outstanding accounts receivables only if they are collected. We do not have any off-balance-sheet credit exposure related to our customers. See Note 7 – Accounts Receivable.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(m) Inventories

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

(n) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. See Note 9 – Property, Plant and Equipment, Net.

Estimated useful lives
Machinery and equipment	7 to 10 years
Buildings	20 years
Leasehold improvements	5 to 10 years, or the term of the lease, if shorter
Office equipment and software	3 to 5 years
Furniture	3 to 5 years
Vehicles	5 years

(o) Recoverability of Long-Lived Assets

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

(p) Assets Held for Sale

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

As of December 31, 2024, we met the criteria to classify $1.3 million of assets as held for sale associated with our tooling business. These tooling assets held for sale primarily relate to net property, plant and equipment and inventory. Upon classifying the assets as held for sale, we recognized $3.9 million of impairment charges during the year ended December 31, 2024. We completed the divestiture of our tooling business in August 2025.

Under the Chapter 11 Cases, the Company is also pursuing a structured sale of substantially all of its assets pursuant to section 363 of the Bankruptcy Code. As of December 31, 2025, the Debtors continued to negotiate the terms of a sale transaction and any changes could have a material effect. Therefore, the Company concluded that the criteria was not met for classifying such assets subject to the ongoing section 363 sale process as held for sale as of December 31, 2025.

(q) Discontinued Operations

In determining whether a group of assets disposed (or to be disposed) of should be presented as a discontinued operation, the Company makes a determination of whether the criteria for held-for-sale classification is met and whether the disposition represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. As of December 31, 2025, and 2024 we met the criteria to classify the disposal of certain of our former business operations as discontinued operations. See Note 4 – Discontinued Operations.

(r) Goodwill, Intangible Assets and Deferred Costs, Net

Goodwill, which is entirely in the U.S. segment, is evaluated for impairment annually on October 31 and whenever events or circumstances make it likely that impairment may have occurred. In determining whether impairment has occurred, we compare the fair value of the related reporting unit (calculated using the discounted cash flow method) to its carrying value. If the carrying value exceeds the fair value, impairment is recognized for the difference. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. We performed our annual goodwill impairment test during 2025 and determined that it is more-likely-than-not that its fair value exceeds its carrying amount.

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

In addition, we recognize an asset for deferred costs incurred to fulfill a contract when such costs meet certain criteria. These deferred costs are amortized over their estimated useful life. See Note 5 – Net Sales for a further discussion of those deferred costs. See Note 10 – Intangible Assets and Deferred Costs, Net.

(s) Warranty Expense

We provide a limited warranty for our mold and wind blade products, including materials and workmanship, with terms and conditions that vary depending on the product sold, generally for periods that range from two to five years. We may offer extended warranties to our customers in limited situations. Warranty expense is recorded based upon estimates of future repairs using a probability-based methodology that considers previous warranty claims, identified quality issues and industry practices. Once the warranty period has expired, any remaining unused warranty accrual for the specific products is generally reversed against the current year warranty expense amount, provided that the warranty accrual for other products whose warranty period has not yet expired is sufficient to cover the estimated cost of future repairs for those other products. See Note 12 – Accrued Warranty.

(t) Treasury Stock

Common stock purchased for treasury is recorded at historical cost. Transactions in treasury shares relate to shares withheld in lieu of income taxes associated with share-based compensation plans and are recorded at weighted-average cost.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(u) Foreign Currency Translation and Income and Losses

Foreign currency-denominated assets and liabilities are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Results of operations of our foreign subsidiaries are translated at the average exchange rates during the respective periods. Translation adjustments are reported in accumulated other comprehensive loss in our consolidated balance sheets. Currency translation adjustments for the years ended December 31, 2025, 2024 and 2023 amounted to other comprehensive income (losses) of $2.0 million, $1.5 million and $(2.3) million, respectively.

Our reporting currency is the U.S. dollar. However, we have non-U.S. operating subsidiaries in our U.S., Mexico, India, and other segments.

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

(v) Share-Based Compensation

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

Share-based compensation expense related to RSUs and PSUs are expensed over the vesting period using the straight-line method for our associates and our board of directors. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant for our associates and directors. See Note 13 – Share-based Compensation.

(w) Leases

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

We have lease agreements with lease and non-lease components. We have elected to apply the practical expedient to account for these components as a single lease component for all classes of underlying assets. See Note 15 – Leases.

(x) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are projected to be recovered or settled. Realization of deferred tax assets is dependent on our ability to generate sufficient taxable income of an appropriate character in future periods. A valuation allowance is established if it is determined to be more-likely-than-not that a deferred tax asset will not be realized. See Note 19 – Income Taxes.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(y) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, realizability of intangible assets, deferred costs and deferred tax assets, standalone selling prices and future contract volumes and the direct costs to complete the performance obligation for revenue recognition, fair value of stock options, performance-based restricted stock units and warrants, features related to our Series A Preferred Stock, our Term Loan, warranty reserves and other contingencies.

(z) Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820 also specifies a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value as follows:

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

The carrying amounts of our cash and cash equivalents, trade accounts receivable, income taxes receivable, accounts payable and accrued expenses and income taxes payable approximate fair value because of the short-term nature of these financial instruments. The carrying amount of our short-term unsecured financing and working capital loans approximates fair value due to their short-term nature and the loans carry a current market rate of interest, a Level 2 input. The Term Loan issued on December 14, 2023 was recorded at fair value at issuance resulting in an original issuance discount on the Term Loan (see Note 14 – Debt). The fair value of the Term Loan was estimated using the discounted cash flow method under the income approach, where the contractual cash flows were discounted to present value using a synthetic credit risk adjusted discount rate based on market rates for similar publicly traded debt, all of which represent Level 2 inputs. Since our derivative assets and liabilities are not traded on an exchange, we value them using standard industry valuation models. As applicable, these models project future cash flows and discount the amounts to a present value using market-based observable inputs, including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. These inputs are observable in active markets over the contract term of the derivative instruments we hold, including the Event of Default Derivative associated with our Term Loan, and accordingly, we classify the valuation techniques as Level 2.

(aa) Earnings Per Share

We calculate basic earnings per share for both continuing and discontinued operations, by dividing net income from continuing operations, and net income from discontinued operations, respectively, after deducting dividends on and accretion of preferred stock, by the average number of common shares outstanding during the period, which includes unissued common shares associated with vested equity awards for which little or no consideration is required prior to issuance, net of any treasury shares. We calculate diluted earnings per share for both continuing and discontinued operations in a similar manner after consideration of the potential dilutive effect of common stock equivalents on the average number of common shares outstanding during the period. Common stock equivalents include warrants, stock options, restricted stock awards and units, and performance share awards and units. Common stock equivalents are calculated based upon the treasury stock method using an average market price of common shares during the period. Dilution is not considered when a net loss from continuing operations is reported. Common

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

stock equivalents that have an antidilutive effect are excluded from the computation of diluted earnings per share. See Note 20 – Net Income (Loss) Per Share.

ASC Topic 260, Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock, provides guidance on the accounting for extinguishments (redemptions) of equity-classified preferred stock. It requires the gain or loss on extinguishment of equity-classified preferred stock to be included in the net income per common stockholder used to calculate earnings per share (similar to the treatment of dividends paid on preferred stock). The difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock (net of issuance costs) is subtracted from (or added to) net income to arrive at income available to common stockholders in the calculation of earnings per share. Accordingly, any excess fair value of the consideration transferred over the carrying amount of the preferred stock is charged against retained earnings, or additional paid-in capital if there are insufficient retained earnings. We applied this guidance to the accounting treatment of the Series A Preferred Stock Exchange described in Note 14 – Debt.

(ab) Debt Discounts

Debt discounts on our long-term debt are recorded as a direct deduction from the carrying amount of such debt on the consolidated balance sheets. All debt discounts are amortized using the effective interest method over the term of the debt. Debt discount amortization expense is recorded as part of interest expense in the consolidated statements of operations.

(ac) Recently Issued Accounting Pronouncements

Recently Issued Accounting Pronouncements - Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments intended to improve the effectiveness of income tax disclosures. This ASU is effective for annual reporting periods beginning after December 15, 2024, and allows the use of a prospective or retrospective approach. The Company adopted the standard on January 1, 2025 under the prospective approach. See Note 19 – Income Taxes.

Recently Issued Accounting Pronouncements - Not Yet Adopted

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

critical vendors and suppliers for goods and services provided before the commencement of the Chapter 11 Cases, (iii) establish procedures for trading the Company’s stock, and (iv) continue honoring insurance and tax obligations as they come due.

The Debtors also filed a motion seeking approval of procedures for the sale of all or any of the Debtors’ assets pursuant to a competitive auction and sale process under section 363 of the Bankruptcy Code. The Transaction Committee of the Company’s Board of Directors engaged third parties to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Chapter 11 Cases. The Company has incurred, and continues to incur, material reorganization expenses as a result of the Chapter 11 Cases.

Automatic Stay

The commencement of the Chapter 11 Cases constituted an event of default that accelerated all of the Company’s obligations under the documents governing the 11% Senior Secured Term Loan (“the Term Loan”) and the 5.25% Convertible Senior Unsecured Notes (the “Convertible Notes”), amounting to borrowings of approximately $471.8 million and $135.3 million, respectively, as of the petition date, including accrued but unpaid interest in respect thereof, as well as obligations under other Company agreements. As a result of the commencement of the Chapter 11 Cases, the principal amount, together with accrued and unpaid fees and interest thereon, and in the case of the indebtedness outstanding under the Senior Secured Term Loan, the paid-in-kind interest, became immediately due and payable. Any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 Cases and the creditors’ rights in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code. As a result of the forgoing acceleration event, all of the Company's outstanding indebtedness, including indebtedness subject to cross default provisions, has been classified as current debt in the accompanying consolidated balance sheet of the Company as of December 31, 2025.

DIP Financing

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a Super-Priority Senior Secured Priming Debtor-in-Possession Credit Agreement and Guaranty, dated as of August 14, 2025 (the “DIP Credit Agreement” and such financing thereunder, the “DIP Financing”), with Oaktree Fund Administration, LLC as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, the DIP Lenders have agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”).

Under the DIP Facility, (i) $7.5 million of new money (the “DIP Tranche 1”) became available following Bankruptcy Court approval of the DIP Credit Agreement on an interim basis (the “Interim DIP Order”) on August 13, 2025, and (ii) up to $20 million of new money (the “DIP Tranche 2”) will become available, subject to the satisfaction of certain other funding conditions, following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on October 14, 2025, and (iii) up to $55 million of the principal amount outstanding under the senior secured term loan (“Senior Secured Term Loan”) issued under the existing Credit Agreement and Guaranty, dated as of December 14, 2023, by and among the Company, as the borrower, the Companies parties party thereto as guarantors, the senior secured lenders party thereto, as the lenders, and Oaktree Fund Administration, LLC, as the administrative agent (as amended, restated, or otherwise modified from time to time prior to the date thereof, the “Existing Credit Agreement”), may be rolled into the DIP Facility, subject to the terms of the DIP Credit Agreement and approval from the Bankruptcy Court.

The DIP Facility will mature nine months from the Petition Date. The interest on the loans shall accrue at a per annum rate equal to SOFR + 9%, which interest shall be payable in kind. Upon the occurrence and during the continuance of an event of default, unless otherwise waived by the DIP Lenders, the interest rate on all obligations (including interest on overdue principal, interest and other amounts) shall accrue at an additional 2% per annum. The DIP Credit Agreement contains mandatory and voluntary prepayment provisions customary for transactions of this type (including with respect to proceeds of debt, asset sales, and insurance/condemnation events), which provide that, among other things, voluntary prepayments are permitted without prepayment premiums or penalties. The DIP Credit Agreement also contains certain restrictive loan covenants and events of default customary for credit facilities

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

of this type.

On August 14, 2025, the Company received $7.5 million in DIP Tranche 1 borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). The Initial Roll-Up Loan was deemed funded pursuant to the DIP Credit Agreement on a cashless, dollar-for-dollar basis and constituted DIP Financing obligations on the day such roll-up became effective, and satisfied and discharged an equal amount of Senior Secured Term Loan obligations as if a payment in such amount had been made under the Existing Credit Agreement on such date. In addition, an upfront commitment fee in an amount equal to 3.00% of the aggregate amount of the DIP Tranche 1 borrowing was fully earned and payable to the DIP Lenders in the form of additional DIP Financing obligations on the funding date of the DIP Tranche 1. As of December 31, 2025, the Company had outstanding borrowings of $23.9 million under the DIP Facility, consisting of $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $1.2 million of paid in kind interest.

DIP Default

On March 1, 2026, the Company received a letter from the DIP Lenders regarding an Event of Default occurring under the DIP Credit Agreement. The letter notified and confirmed to the Company that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

Liabilities Subject to Compromise

The accompanying audited consolidated balance sheet as of December 31, 2025 includes amounts classified as liabilities subject to compromise, which represent pre-petition liabilities that the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlements. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments could be material and will be recorded in reorganization items, net in the accompanying consolidated statements of operations.

The following table summarizes amounts presented as liabilities subject to compromise:

December 31,
2025
(in thousands)
Accounts payable and accrued expenses	$81,105
Accrued warranty	31,369
Debt subject to compromise	133,001
Operating lease liabilities	15,876
Contract liabilities	62,405
Total liabilities subject to compromise	$323,756

Reorganization Items, net

The Debtors have incurred and will continue to incur costs associated with the reorganization, including professional and consulting fees. Charges associated with the Chapter 11 Cases have been recorded as

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

reorganization items, net in the consolidated statements of operations and comprehensive loss. The following table sets forth, for the year ended December 31, 2025, information about the amounts presented as reorganization items, net in the consolidated statements of operations:

Year Ended December 31,
2025
(in thousands)
Professional and other bankruptcy-related fees (1)	$54,521
Adjustments to liabilities subject to compromise	(9,130)
Employee retention costs	3,900
DIP financing fees (2)	300
Total reorganization items, net	$49,591

(1)
As of December 31, 2025, the Company had $4.6 million of reorganization fees within accounts payable and accrued expenses on the consolidated balance sheet.
(2)
During the year ended December 31, 2025, the Company had incurred approximately $0.2 million of DIP financing commitment fees that were paid in kind, and $0.1 million of DIP financing costs that were paid in cash.

Note 3. Condensed Combined Debtor-in-Possession Financial Statements (Unaudited)

The financial statements below represent the unaudited condensed combined financial statements of the Debtors. The results of the Non-Debtors are not included in these combined financial statements. Intercompany transactions among the Debtors have been eliminated in the combined Debtors’ financial statements. Intercompany transactions among the Debtors and Non-Debtors have not been eliminated in the combined Debtors’ financial statements. The results of operations of the Debtors may not represent the actual results if operating on a stand-alone basis.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED COMBINED DEBTORS' BALANCE SHEET
(Unaudited)
December 31,
2025
(in thousands)
Assets
Current assets:
Cash and cash equivalents	$8,539
Restricted cash	10,174
Accounts receivable	46,093
Contract assets	9,630
Prepaid expenses	13,961
Other current assets	10,026
Inventories	22,184
Due from non-debtor affiliates	23,772
Total current assets	144,379
Property, plant and equipment, net	30,591
Operating lease right of use assets	15,398
Other noncurrent assets	4,296
Investments in non-debtor affiliates	84,262
Total assets of debtors	$278,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Debtor-in-possession financing	$23,897
Accounts payable and accrued expenses	94,907
Accrued warranty	4,997
Current maturities of long-term debt, net of debt discounts	426,084
Due to non-debtor affiliates	237,833
Total liabilities not subject to compromise	787,718
Liabilities subject to compromise	323,756
Total liabilities of debtors	1,111,474
Total stockholders’ deficit	(832,548)
Total liabilities and stockholders’ deficit of debtors	$278,926

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED COMBINED DEBTORS' STATEMENT OF OPERATIONS
(Unaudited)
Year Ended December 31,
2025
(in thousands)
Net sales	$921,355
Cost of sales	1,058,891
Gross loss	(137,536)
General and administrative expenses	28,431
Loss on sale of assets and asset impairments	64,213
Gain on sale of discontinued operations	(26,848)
Restructuring charges, net	23,175
Loss from debtor operations	(226,507)
Total other expense	(95,429)
Reorganization items, net	49,190
Loss from debtor operations before income taxes	(371,126)
Income tax benefit	656
Net loss from debtor operations	$(370,470)

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED COMBINED DEBTORS' STATEMENT OF CASH FLOWS
(Unaudited)

Year Ended December 31,
2025
(in thousands)
Cash flows from operating activities:
Net loss	$(322,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,494
Loss on sale of assets and asset impairments	15,023
Gain on sale of discontinued operations	(17,315)
Share-based compensation expense	2,193
Amortization of debt issuance costs and debt discount	35,200
Paid-in-kind interest	51,907
Reorganization items, net	(787)
Changes in assets and liabilities:
Accounts receivable	(7,396)
Contract assets and liabilities	47,220
Operating lease right of use assets and operating lease liabilities	358
Inventories	(17,637)
Prepaid expenses	(8,401)
Other current assets	(11,882)
Other noncurrent assets	(240)
Accounts payable and accrued expenses	98,379
Accrued warranty	4,690
Other noncurrent liabilities	58
Net cash used in operating activities	(120,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,074)
Net cash used in investing activities	(14,074)
Cash flows from financing activities:
Proceeds from DIP financing	7,500
Payments of DIP financing costs	(75)
Principal repayments of finance leases	(270)
Net proceeds from other debt	(634)
Repurchase of common stock including shares withheld in lieu of income taxes	(696)
Net cash provided by financing activities	5,825
Impact of foreign exchange rates on cash, cash equivalents and restricted cash	—
Net change in cash, cash equivalents and restricted cash	(128,411)
Cash, cash equivalents and restricted cash, beginning of year	147,124
Cash, cash equivalents and restricted cash, end of period	$18,713

Note 4. Discontinued Operations

On September 10, 2025, following the satisfactory completion of the closing conditions, including the approval of the Bankruptcy Court, the Company consummated the sale and transfer of 100% of its ownership interests of the Company’s two Turkish subsidiaries (the “Türkiye business”). The transaction involved the sale and transfer of the assets and operations of two wind blade manufacturing facilities and a field service inspection and repair business in Izmir, Türkiye on an “as-is” basis, including the assumption of the entire liabilities and debt

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

position of the Turkish subsidiaries by the purchaser. The Türkiye business comprised the majority of the Company’s EMEA segment. The Company determined that the sale of the Türkiye business represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the historical results of our Türkiye business have been presented as discontinued operations in our consolidated statements of operations and consolidated balance sheets.

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

The following tables present the carrying amounts of major classes of assets and liabilities that were included in discontinued operations:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$517	$54,720
Accounts receivable	68	93,309
Contract assets	—	19,033
Prepaid expenses	—	4,810
Other current assets	2	11,663
Inventories	—	227
Property, plant and equipment, net	—	33,628
Operating lease right of use assets	—	22,802
Other noncurrent assets	—	2,177
Total assets of discontinued operations	$587	$242,369

Accounts payable and accrued expenses	$—	$95,038
Accrued restructuring	—	743
Current maturities of long-term debt	—	115,564
Current operating lease liabilities	—	8,038
Contract liabilities	—	10,023
Long-term debt, net of current maturities	—	48
Noncurrent operating lease liabilities	—	14,799
Other noncurrent liabilities	—	1,272
Total liabilities of discontinued operations	$—	$245,525

The following tables present the components of net loss from discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
	Türkiye	Automotive	Asia	Total
	(in thousands)
Net sales	$137,242	$—	$—	$137,242
Cost of sales	153,544	—	39	153,583
Gross loss	(16,302)	—	(39)	(16,341)
Loss on sale of assets and asset impairments	946	—	—	946
Gain on sale of discontinued operations	(10,292)	—	—	(10,292)
Restructuring charges, net	—	—	(280)	(280)
Gain (loss) from discontinued operations	(6,956)	—	241	(6,715)
Total other (expense) income	(6,676)	—	242	(6,434)
Gain (loss) before income taxes	(13,632)	—	483	(13,149)
Income tax provision	(2,749)	—	(551)	(3,300)
Net loss from discontinued operations	$(16,381)	$—	$(68)	$(16,449)

	Year Ended December 31, 2024
	Türkiye	Automotive	Asia	Total
	(in thousands)
Net sales	$441,140	$12,286	$—	$453,426
Cost of sales	403,311	19,223	64	422,598
Gross profit (loss)	37,829	(6,937)	(64)	30,828
General and administrative expenses	—	(1,704)	—	(1,704)
Loss (gain) on sale of assets and asset impairments	2,145	19,707	(338)	21,514
Loss on sale of discontinued operations	—	6,342	—	6,342
Restructuring charges, net	9,631	656	—	10,287
Gain (loss) from discontinued operations	26,053	(31,938)	274	(5,611)
Total other (expense) income	(8,579)	199	208	(8,172)
Gain (loss) before income taxes	17,474	(31,739)	482	(13,783)
Income tax benefit (provision)	(4,839)	670	—	(4,169)
Net income (loss) from discontinued operations	$12,635	$(31,069)	$482	$(17,952)

	Year Ended December 31, 2023
	Türkiye		Automotive		Asia		Total
	(in thousands)
Net sales	$568,489		$22,775		$2,948		$594,212
Cost of sales	502,657		46,618		8,906		558,181
Gross profit (loss)	65,832	—	(23,843)	—	(5,958)	—	36,031
General and administrative expenses	—		20,928		—		20,928
Loss on sale of assets and asset impairments	5,558		931		1,470		7,959
Restructuring charges, net	4,090		920		(756)		4,254
Gain (loss) from discontinued operations	56,184		(46,622)		(6,672)		2,890
Total other (expense) income	(10,268)		33		1,142		(9,093)
Gain (loss) before income taxes	45,916		(46,589)		(5,530)		(6,203)
Income tax benefit (provision)	(8,553)		2,102		204		(6,247)
Net income (loss) from discontinued operations	$37,363		$(44,487)		$(5,326)		$(12,450)

The following table presents summarized cash flows from discontinued operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash (used in) provided by operating activities from discontinued operations	$(22,344)	$(25,995)	$32,998
Net cash used in investing activities from discontinued operations	(1,324)	(10,666)	(25,378)
Net cash (used in) provided by financing activities from discontinued operations	(33,869)	52,099	19,515
Foreign currency exchange impacts on cash of discontinued operations	3,334	(2,798)	2,354
Net change in cash and cash equivalents of discontinued operations	(54,203)	12,640	29,489
Additional non-cash items related to operating activities from discontinued operations:
Share-based compensation expense	(259)	474	1,143
Depreciation and amortization	4,779	8,367	12,602

Note 5. Net Sales

The following tables represents the disaggregation of our net sales by product for each of our reportable segments:

	Year Ended December 31, 2025
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$28,219	$712,518	$128,170	$1,014	$869,921
Field service, inspection and repair services sales	37,556	4,300	1,003	5,677	48,536
Total net sales	$65,775	$716,818	$129,173	$6,691	$918,457

	Year Ended December 31, 2024
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$693,939	$166,283	$—	$860,222
Field service, inspection and repair services sales	19,723	2,823	482	6,741	29,769
Total net sales	$19,723	$696,762	$166,765	$6,741	$889,991

	Year Ended December 31, 2023
	U.S.	Mexico	India	Other	Total
	(in thousands)
Wind blade, tooling and other wind related sales	$—	$587,628	$241,061	$—	$828,689
Field service, inspection and repair services sales	28,151	1,911	174	4,994	35,230
Total net sales	$28,151	$589,539	$241,235	$4,994	$863,919

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

In addition, most of our net sales are made directly to our customers, primarily large multi-national wind turbine manufacturers, under our supply agreements.

For further information regarding our reportable segments, refer to Note 23 – Segment Reporting.

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

Contract assets and contract liabilities as of December 31 consisted of the following:

	2025	2024	$ Change
	(in thousands)
Gross contract assets	$50,797	$76,778	$(25,981)
Less: reclassification from contract liabilities	(41,167)	(51,962)	10,795
Contract assets	$9,630	$24,816	$(15,186)

	2025	2024	$ Change
	(in thousands)
Gross contract liabilities	$103,572	$82,331	$21,241
Less: reclassification to contract assets	(41,167)	(51,962)	10,795
Contract liabilities	$62,405	$30,369	$32,036

Gross contract assets decreased by $26.0 million from December 31, 2024 to December 31, 2025 primarily due to a decrease in customer specific material purchases and incremental unbilled production during the year ended December 31, 2025 due to material shortages and supply chain challenges subsequent to the Petition Date as a result of the Chapter 11 Cases. Gross contract liabilities increased by $21.2 million from December 31, 2024 to December 31, 2025 due to an increase in advance payments from customers.

For the years ended December 31, 2025, 2024 and 2023, we recognized revenue of $32.0 million, $16.4 million and $17.1 million, respectively, related to customer advances, which was included in the corresponding contract liability balance at the beginning of the period.

As of December 31, 2025, $62.4 million of contract liabilities were reclassified to liabilities subject to compromise. See Note 2 – Bankruptcy Proceedings, for further information.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations to be satisfied in future periods was approximately $59.6 million, associated with remaining unfulfilled production commitments under purchase orders received from our customers as of December 31, 2025. We estimate that we will recognize 100% of the remaining performance obligations as revenue during the year ended December 31, 2026.

For the year ended December 31, 2025, net revenue recognized from our performance obligations satisfied in previous periods decreased by $38.8 million. The current year decrease primarily relates to changes in certain of our estimated total contract values and related direct costs to complete the performance obligations.

Pre-Production Investments

We recognize an asset for deferred costs incurred to fulfill a contract when those costs meet all of the following criteria: (a) the costs relate directly to a contract or to an anticipated contract that we can specifically identify; (b) the costs generate or enhance our resources that will be used in satisfying performance obligations in the future; and, (c) the costs are expected to be recovered. We capitalize the costs related to training our workforce to execute the manufacturing services and other facility set-up costs related to preparing for production of a specific contract. We factor these costs into our estimated cost analysis for the overall contract. Costs capitalized are amortized over the number of units produced during the contract term. As of December 31, 2025, the cost and accumulated amortization of such assets totaled $8.1 million and $7.1 million, respectively. As of December 31, 2024, the cost and accumulated amortization of such assets totaled $6.8 million and $6.8 million, respectively. These amounts are included in intangible assets and deferred costs, net in the consolidated balance sheet. See Note 10 – Intangible Assets and Deferred Costs, Net.

Note 6. Significant Risks and Uncertainties

Our revenues and receivables are earned from a small number of customers. As such, our production levels are dependent on these customers’ orders. See Note 22 – Concentration of Customers.

We maintain our U.S. cash in bank deposit and money market accounts that, at times, exceed U.S. federally insured limits. U.S. bank accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) in an amount up to $250,000 during 2025 and 2024. U.S. money market accounts are not guaranteed by the FDIC. As of December 31, 2025 and 2024, we had $8.5 million and $137.5 million, of cash in bank deposit and money market accounts in high quality U.S. banks, which was in excess of FDIC limits. We have not experienced losses in any such accounts.

We also maintain cash in bank deposit accounts outside the U.S. that are not subject to FDIC limits. As of December 31, 2025, this included $2.6 million in India, $1.2 million in Mexico and $1.6 million in other countries. As of December 31, 2024, this included $1.8 million in India, $2.3 million in Mexico and $1.7 million in other countries. We have not experienced losses in these accounts. In addition, at December 31, 2025 and 2024, we had unrestricted cash and cash equivalents related to our discontinued operations of $0.5 million and $54.7 million, respectively.

Note 7. Accounts Receivable

Accounts receivable as of December 31 consisted of the following:

	2025	2024
	(in thousands)
Trade accounts receivable	$49,582	$35,938
Other accounts receivable	1,880	1,479
Total accounts receivable	$51,462	$37,417

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 8. Other Current Assets

Other current assets as of December 31 consisted of the following:

	2025	2024
	(in thousands)
Refundable value-added tax	$8,711	$11,944
Deposits	907	574
Other current assets	9,234	1,704
Total current assets	$18,852	$14,222

Note 9. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31 consisted of the following:

	2025	2024
	(in thousands)
Machinery and equipment	$159,273	$153,609
Leasehold improvements	41,831	39,003
Office equipment and software	42,437	40,805
Furniture	8,236	8,306
Vehicles	1,385	1,188
Construction in progress	3,334	7,725
Idle assets	2,296	2,694
Total property, plant and equipment, gross	258,792	253,330
Accumulated depreciation	(189,814)	(177,828)
Total property, plant and equipment, net	$68,978	$75,502

Total depreciation for the years ended December 31, 2025, 2024 and 2023 was $21.3 million, $21.2 million and $24.5 million, respectively.

Note 10. Intangible Assets and Deferred Costs, Net

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2025, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$8,077	$(7,114)	$963
Patents	10 years	118	(76)	42
Acquired development tools	10 years	1,029	(669)	360
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$9,374	$(7,859)	$1,515

Carrying values and estimated useful lives of intangible assets and deferred costs as of December 31, 2024, consisted of the following:

	Estimated Useful Life	Cost	Accumulated Amortization	Net
		(in thousands)
Pre-production investments (1)	Various	$6,834	$(6,834)	$—
Patents	10 years	104	(57)	47
Acquired development tools	10 years	912	(501)	411
Trademarks	Indefinite	150	—	150
Total intangible assets and deferred costs, net		$8,000	$(7,392)	$608

(1)
See Note 5 – Net Sales, for a further discussion of these pre-production investments.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

During the years ended December 31, 2025, 2024 and 2023, we recorded amortization expense for the intangible assets and deferred costs of $0.4 million, $0.9 million and $1.8 million, respectively.

Note 11. Other Noncurrent Assets

Other noncurrent assets as of December 31 consisted of the following:

	2025	2024
	(in thousands)
Deferred tax assets	$22,098	$15,255
Deposits	9,278	9,677
Other	359	1,117
Total other noncurrent assets	$31,735	$26,049

Note 12. Accrued Warranty

Warranty accrual as of December 31 consisted of the following:

	2025	2024	2023
	(in thousands)
Warranty accrual at beginning of year	$38,768	$37,483	$22,347
Accrual during the year	15,493	13,178	12,131
Cost of warranty services provided during the year	(30,517)	(33,945)	(48,402)
Changes in estimate for pre-existing warranties, including expirations during the period, and foreign exchange impact	22,018	22,052	51,407
Warranty accrual at end of year	$45,762	$38,768	$37,483

As of December 31, 2025, $31.4 million of the warranty accrual was reclassified to liabilities subject to compromise. See Note 2 – Bankruptcy Proceedings, for further information.

Note 13. Share-Based Compensation

The share-based compensation expense for the years ended December 31 was as follows:

	2025	2024	2023
	(in thousands)
Cost of goods sold	$331	$975	$1,493
General and administrative expenses	2,101	5,218	7,245
Total share-based compensation expense	$2,432	$6,193	$8,738

The share-based compensation expense recognized by award type for the years ended December 31 was as follows:

	2025	2024	2023
	(in thousands)
RSUs	$1,590	$4,811	$8,417
Stock options	233	688	996
PSUs	609	694	(675)
Total share-based compensation expense	$2,432	$6,193	$8,738

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The summary of activity for our incentive plans, including discontinued operations, is as follows:

		Stock Options			RSUs		PSUs
	Shares Available for Grant	Shares	Weighted- Average Exercise Price ($)	Options Exercisable	Units	Weighted- Average Grant Date Fair Value ($)	Units	Weighted- Average Grant Date Fair Value ($)
Balance as of December 31, 2022	5,272,188	1,180,971	$16.36	804,473	1,293,079	$20.95	299,466	$23.67
Granted	(1,332,975)	75,487	6.78		1,044,440	9.58	213,048	14.71
Exercised/vested	—	—	—		(675,752)	19.65	(44,803)	13.49
Forfeited/cancelled	348,315	(43,955)	25.81		(145,390)	18.02	(158,970)	34.23
Balance as of December 31, 2023	4,287,528	1,212,503	15.42	885,855	1,516,377	13.98	308,741	13.52
Granted	(2,213,387)	103,529	3.49		1,776,692	3.16	333,166	5.99
Exercised/vested	—	—	—		(1,688,774)	9.10	(3,402)	2.67
Forfeited/cancelled	349,135	(136,066)	14.49		(112,370)	11.43	(100,699)	11.76
Balance as of December 31, 2024	2,423,276	1,179,966	14.48	906,145	1,491,925	6.81	537,806	9.26
Granted	(1,958,733)	—	—		1,602,379	1.02	356,354	1.14
Exercised/vested	—	—	—		(1,674,052)	3.01	(24,098)	9.70
Forfeited/cancelled	1,475,516	(682,057)	12.56		(434,430)	3.30	(361,981)	5.12
Balance as of December 31, 2025	1,940,059	497,909	$17.11	407,984	985,822	$5.40	508,081	$6.49

The balance of PSUs outstanding as of December 31, 2025, includes 284,235 units with market conditions that vest upon achievement of certain cumulative total shareholder return targets during the relevant performance periods, and 223,846 units with other non-market performance conditions related to the achievement of annual financial performance targets during the relevant performance periods. The fair value of RSUs and PSUs, based on the share price on the date of vesting, which vested during the years ended December 31, 2025, 2024 and 2023 was $2.2 million, $5.4 million and $9.8 million, respectively. In addition, during 2025, 2024 and 2023, we repurchased 547,708 shares, 554,171 shares and 193,938 shares for $0.7 million, $1.7 million and $2.6 million, respectively, related to tax withholding requirements on vested RSU and PSU awards.

The following table summarizes the outstanding and exercisable stock option awards, including discontinued operations, as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices:	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price ($)	Shares	Weighted- Average Exercise Price ($)
$2.12 to $10.87	43,253	5.7	$4.02	30,691	$4.15
$13.83 to $17.06	71,536	5.7	14.03	60,840	14.05
$18.00 to $18.70	204,320	3.6	18.01	137,653	18.02
$18.99 to $29.56	178,800	3.5	20.48	178,800	20.49
$2.12 to $29.56	497,909	4.1	$17.11	407,984	$17.47

The following table contains additional information pertaining to stock options, including discontinued operations, for the years ended December 31:

	2025	2024	2023
	(in thousands)
Total intrinsic value of stock options outstanding	$—	$—	$—
Total intrinsic value of stock options exercisable	—	—	—
Cash received from the exercise of stock options	—	—	—
Fair value of stock options vested	2,947	5,721	5,332

N/A - not applicable. There were no stock options granted during the year ended December 31, 2025.

As of December 31, 2025, the unamortized cost of the outstanding RSUs and PSUs was $0.7 million and $0.4 million, respectively, which we expect to recognize in the consolidated financial statements over weighted-average periods of approximately 1.4 years and 1.1 years, respectively. Additionally, the total unrecognized cost related to

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

non-vested stock option awards was $0.1 million, which we expect to recognize in the consolidated financial statements over a weighted-average period of approximately 0.5 years.

The fair value of the stock options granted during the years ended December 31 were calculated using the Black-Scholes option pricing model with the following assumptions:

	2025	2024	2023
Weighted-average fair value	N/A	$2.86	$4.41
Expected volatility	N/A	85.1%	69.3%
Expected life	N/A	6.2 years	5.0 years
Risk-free interest rate	N/A	4.4%	4.1%
Dividend yield	N/A	0.0%	0.0%

The fair value of the PSU grants with market conditions made during the years ended December 31 were calculated using a Monte Carlo simulation model with the following assumptions:

	2025	2024	2023
Expected volatility	117.9%	102.8%	77.6%
Risk-free interest rate	3.9%	4.5%	4.0%
Dividend yield	0.0%	0.0%	0.0%

Note 14. Debt

The commencement of the Chapter 11 Cases constituted an event of default (and an acceleration event) under the Company’s debt agreements and the enforcement of any remedies in respect of such default and acceleration is automatically stayed as a result of the Chapter 11 Cases. As a result of the forgoing acceleration event, all of the Company's outstanding indebtedness, including indebtedness subject to cross default provisions, has been classified as current debt in the accompanying consolidated balance sheet as of December 31, 2025.

Long-term debt, net of current maturities, as of December 31 consisted of the following:

	2025	2024
	(in thousands)
Debtor-in-possession financing (1)	$23,897	$—
11% Senior secured term loan—U.S. (2)	476,878	441,144
5.25% Convertible senior unsecured notes—U.S.	132,500	132,500
Secured and unsecured working capital—India	—	14,307
Other debt and equipment finance leases (3)	6,703	1,654
Total debt—principal	639,978	589,605
Less: Debt issuance costs (4)	—	(3,077)
Less: Debt discount (5)	(50,924)	(85,538)
Less: Debt subject to compromise (6)	(133,001)	—
Total debt, net of debt issuance costs and debt discount	456,053	500,990
Less: Current maturities of long-term debt	(456,053)	(15,799)
Long-term debt, net of current maturities	$—	$485,191

(1)
The amount as of December 31, 2025 includes $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $1.2 million of paid in kind interest.
(2)
The amount as of December 31, 2025 includes principal balance of $378.0 million and $98.9 million of paid in kind interest.
(3)
The amount as of December 31, 2025 includes $6.0 million of debt outstanding held by the Company’s wholly-owned indirect subsidiary in India that was owed to one of the Company’s wholly-owned indirect subsidiaries in Türkiye, and was previously eliminated in consolidation, and is now payable to the purchaser of the Türkiye operations.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(4)
Approximately $2.4 million of amortization of debt issuance costs related to the Convertible Notes were recognized as a reorganization item during the year ended December 31, 2025 as an adjustment to the carrying amount of the unsecured debt subject to compromise.
(5)
The unamortized debt discount of $50.9 million as of December 31, 2025 is related to our Senior Secured Term Loan.
(6)
The debt subject to compromise includes the $132.5 million of Convertibles Notes and $0.5 million of other debt.

The following tables summarize borrowing capacity for our various credit facilities and outstanding balances for all debt arrangements as of December 31:

		2025		2024
Credit facilities	Interest Rates	Total Borrowing Capacity	Outstanding Balance	Total Borrowing Capacity	Outstanding Balance
		(in thousands)
Secured and unsecured working capital—India	6.16%	—	—	14,637	14,307
Total credit facilities		$—	$—	$14,637	$14,307

Term debt and equipment financing	Interest Rates		Outstanding Balance		Outstanding Balance
Debtor-in-possession financing	SOFR + 9.00%		$23,897		$—
11% Senior secured term loan—U.S.	11.00%		476,878		441,144
5.25% Convertible senior unsecured notes—U.S.	5.25%		132,500		132,500
Other debt and equipment finance leases	3.25-9.75%		6,703		1,654
Total term debt and equipment financing			639,978		575,298
Total debt—principal			$639,978		$589,605

The average interest rate on our short-term borrowings as of December 31, 2025 and 2024 was approximately 9.1% and 6.3%, respectively.

DIP Financing

In connection with the filing of the Chapter 11 Cases, the Debtors entered into a Super-Priority Senior Secured Priming Debtor-in-Possession Credit Agreement and Guaranty, dated as of August 14, 2025 (the “DIP Credit Agreement” and such financing thereunder, the “DIP Financing”), with Oaktree Fund Administration, LLC as administrative agent (the “Administrative Agent”), and the lenders from time to time party thereto (collectively, the “DIP Lenders”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, the DIP Lenders have agreed to provide the Company with a multiple draw term loan facility in an aggregate principal amount not to exceed $82.5 million (the “DIP Facility”).

Under the DIP Facility, (i) $7.5 million of new money (the “DIP Tranche 1”) became available following Bankruptcy Court approval of the DIP Credit Agreement on an interim basis (the “Interim DIP Order”) on August 13, 2025, and (ii) up to $20 million of new money (the “DIP Tranche 2”) will become available, subject to the satisfaction of certain other funding conditions, following Bankruptcy Court approval of the DIP Facility on a final basis (the “Final DIP Order”) on October 14, 2025, and (iii) up to $55 million of the principal amount outstanding under the senior secured term loan (“Senior Secured Term Loan”) issued under the existing Credit Agreement and Guaranty, dated as of December 14, 2023, by and among the Company, as the borrower, the Companies parties thereto as guarantors, the senior secured lenders party thereto, as the lenders, and Oaktree Fund Administration, LLC, as the administrative agent (as amended, restated, or otherwise modified from time to time prior to the date thereof, the “Existing Credit Agreement”), may be rolled into the DIP Facility, subject to the terms of the DIP Credit Agreement and approval from the Bankruptcy Court.

The DIP Facility will mature nine months from the Petition Date. The interest on the loans shall accrue at a per annum rate equal to SOFR + 9%, which interest shall be payable in kind. Upon the occurrence and during the

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

continuance of an event of default, unless otherwise waived by the DIP Lenders, the interest rate on all obligations (including interest on overdue principal, interest and other amounts) shall accrue at an additional 2% per annum. The DIP Credit Agreement contains mandatory and voluntary prepayment provisions customary for transactions of this type (including with respect to proceeds of debt, asset sales, and insurance/condemnation events), which provide that, among other things, voluntary prepayments are permitted without prepayment premiums or penalties. The DIP Credit Agreement also contains certain restrictive loan covenants and events of default customary for credit facilities of this type.

On August 14, 2025, the Company received $7.5 million in DIP Tranche 1 borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases and (ii) for working capital and general corporate purposes. Concurrently with the funding of the DIP Tranche 1, the DIP Lenders rolled up their ratable share of Senior Secured Term Loan obligations in an amount equal to two times the amount of new money borrowed under such DIP Tranche 1, or $15.0 million (the “Initial Roll-Up Loan”). The Initial Roll-Up Loan was deemed funded pursuant to the DIP Credit Agreement on a cashless, dollar-for-dollar basis and constituted DIP Financing obligations on the day such roll-up became effective, and satisfied and discharged an equal amount of Senior Secured Term Loan obligations as if a payment in such amount had been made under the Existing Credit Agreement on such date. In addition, an upfront commitment fee in an amount equal to 3.00% of the aggregate amount of the DIP Tranche 1 borrowing was fully earned and payable to the DIP Lenders in the form of additional DIP Financing obligations on the funding date of the DIP Tranche 1. As of December 31, 2025, the Company had outstanding borrowings of $23.9 million under the DIP Facility, consisting of $7.5 million of DIP Tranche 1 borrowings, $15.0 million of Initial Roll-Up Loans, $0.2 million of commitment fees, and $1.2 million of paid in kind interest.

DIP Default

On March 1, 2026, the Company received a letter from the DIP Lenders regarding an Event of Default occurring under the DIP Credit Agreement. The letter notified and confirmed to the Company that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

Note 15. Leases

We have operating and finance leases for our manufacturing facilities, warehouses, offices, automobiles and certain of our machinery and equipment. Our leases have remaining lease terms of between one and eight years, some of which may include options to extend the leases up to ten years.

The components of lease cost for the years ended December 31 were as follows:

	2025	2024
	(in thousands)
Total operating lease cost	$25,648	$27,179

Finance lease cost
Amortization of assets under finance leases	$2,066	$2,389
Interest on finance leases	16	43
Total finance lease cost	$2,082	$2,432

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Total finance lease liabilities as of December 31 were as follows:

	2025	2024
	(in thousands)
Finance Leases
Property, plant and equipment, gross	$20,583	$20,837
Less: accumulated depreciation	(19,664)	(17,784)
Total property, plant and equipment, net	$919	$3,053

Current maturities of long-term debt	$169	$372
Long-term debt, net of debt issuance costs and current maturities	33	163
Total finance lease liabilities	$202	$535

Future minimum lease payments under noncancelable leases as of December 31, 2025 were as follows:

	Operating	Finance
	Leases	Leases
	(in thousands)
Year Ending December 31,
2026	$25,887	$166
2027	21,662	35
2028	19,176	5
2029	14,100	—
2030	11,051	—
Thereafter	9,984	—
Total future minimum lease payments	101,860	206
Less: interest	(18,297)	(4)
Total lease liabilities	$83,563	$202

As of December 31, 2025, $15.9 million of lease liabilities were reclassified to liabilities subject to compromise. See Note 2 – Bankruptcy Proceedings, for further information.

Supplemental cash flow information related to leases for the years ended December 31 was as follows:

	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,081	$26,078
Operating cash flows from finance leases	16	43
Financing cash flows from finance leases	676	1,238

Other information related to leases as of December 31 was as follows:

	2025	2024
Weighted-Average Remaining Lease Term (In Years):
Operating leases	4.6	5.4
Finance leases	0.8	1.2

Weighted-Average Discount Rate:
Operating leases	8.5%	8.4%
Finance leases	9.3%	5.5%

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 16. Financial Instruments

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

Mexican Peso

With regards to our foreign exchange call option contracts, for the year ended December 31, 2025, $3.8 million of premium amortization was recorded through cost of sales within our consolidated statements of operations. In June 2025, we sold the remaining unexercised foreign exchange call option contracts with monthly expirations from July through December 2025, and recognized cash proceeds of $4.8 million from the sale. We recognized a gain on the sale of approximately $0.3 million and this gain related to the ineffective portion of the cash flow hedge was recorded in other income. There were no remaining outstanding foreign exchange call option contracts as of December 31, 2025.

The fair values and location of financial instruments in our consolidated balance sheets as of December 31, were as follows:

	Consolidated Balance
Financial Instrument	Sheet Line Item	2025	2024
		(in thousands)
Foreign exchange call option contracts	Other current assets	$—	$1,987

The following table presents the pretax amounts reclassified from accumulated other comprehensive loss into our consolidated statements of operations:

Comprehensive Income	Consolidated Statement of
(Loss) Component	Operations Line Item	2025	2024	2023
		(in thousands)
Foreign exchange call option contracts	Other income	$(336)	$—	$—
Foreign exchange call option contracts	Cost of sales	$2,044	$—	$(2,304)

Note 17. Restructuring charges, net

Restructuring charges, net for the years ended December 31 were as follows:

	Year Ended December 31, 2025
	U.S.	Mexico	India	Total
	(in thousands)
Severance	$215	$485	$1,640	$2,340
Other restructuring costs	23,175	—	70	23,245
Total restructuring charges, net	$23,390	$485	$1,710	$25,585

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	U.S.	Mexico	India	Total
	(in thousands)
Severance	$—	$1,268	$51	$1,319
Other restructuring costs	—	—	—	—
Total restructuring charges, net	$—	$1,268	$51	$1,319

	Year Ended December 31, 2023
	U.S.	Mexico	India	Total
	(in thousands)
Severance	$—	$66	$—	$66
Other restructuring costs	(26)	—	—	(26)
Total restructuring charges, net	$(26)	$66	$—	$40

The following is a summary of our restructuring liability activity for the periods presented:

	U.S.	Mexico	India	Total
	(in thousands)
Balance at December 31, 2022	$457	$—	$—	$457
Restructuring charges, net	(26)	66	—	40
Payments	(431)	(66)	—	(497)
Balance at December 31, 2023	—	—	—	—
Restructuring charges, net	—	1,268	51	1,319
Payments	—	(1,268)	(51)	(1,319)
Balance at December 31, 2024	—	—	—	—
Restructuring charges, net	23,390	485	1,710	25,585
Payments	(23,390)	(485)	—	(23,875)
Balance at December 31, 2025	$—	$—	$1,710	$1,710

For the year ended December 31, 2025, restructuring charges, net includes $23.2 million of professional fees related to our debt restructuring efforts prior to the filing of the Chapter 11 Cases.

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

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

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

Collective Bargaining Agreements

Certain of our associates in Matamoros, Mexico are covered by collective bargaining agreements. Our collective bargaining agreement at our Matamoros, Mexico manufacturing facility is in effect through March 2027.

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

Customs Review

U.S. Customs and Border Protection (“CBP”) is currently reviewing certain of the wind blade models that are manufactured at our facilities in Mexico pursuant to the Uyghur Forced Labor Prevention Act (“UFLPA”). As a result of these reviews, CBP has restricted the importation of these wind blades into the United States while the matter remains under investigation. Although we are confident that our wind blade supply chain does not source materials from the Xinjiang Uyghur Autonomous Region of China, the UFLPA establishes a rebuttable presumption that goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of China, or by certain identified entities, are made with forced labor and are therefore prohibited from entry into the United States unless the importer can demonstrate otherwise to the satisfaction of CBP.

Because of the current CBP actions, a substantial portion of the wind blades manufactured at our Mexico facilities are unable to be imported into the U.S. market. The inability to import these wind blades has significantly disrupted, and may continue to disrupt, our supply chain, reduce available inventory for U.S. customers, delay deliveries, and result in lost sales. In addition, these CBP reviews have required and may continue to require

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

significant management attention, internal resources, and legal and compliance costs as we work to respond to CBP’s inquiries and further demonstrate compliance with applicable laws.

The outcome and duration of the CBP reviews are uncertain. If we are unable to satisfactorily resolve the matter, CBP may continue to detain, exclude, or seize affected wind blades, which could further restrict our ability to serve customers in the United States and may require us to modify our sourcing, manufacturing, or supply chain practices. Any prolonged disruption in our ability to import wind blades into the United States, or any adverse findings by CBP, will have a further, material adverse effect on our business, financial condition, and results of operations.

Note 19. Income Taxes

On January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a prospective basis for the year ended December 31, 2025.

Tax Legislation

Our business is subject to a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, including modifications to the international tax framework, restoration of tax treatment for certain business provisions, and accelerated the phase-out of certain Inflation Reduction Act (“IRA”) incentives, including the advanced manufacturing production credit. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company expects that the phase-out of certain IRA incentives in future periods, particularly the Advanced Manufacturing Production Credit (“AMPC”), could have a material impact on customer demand for our wind blade products and on our consolidated financial statements. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation. Some impacts of the OBBBA will not be realized until 2026 and forward such as income from non-U.S. subsidiaries (Net CFC Tested Income). The Company does not expect the provisions of the OBBBA, other than the AMPC, to have a material impact on its consolidated financial statements.

Beginning January 1, 2024, Pillar Two legislation, commonly referred to as the global minimum tax of 15% of reported profits, has been enacted or substantively enacted in certain jurisdictions where we operate. We have performed an assessment of the potential exposure to Pillar Two income taxes under the safe harbor rules based on the most recent tax filings, country-by-country reporting and financial statements for the constituent entities. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which we operate are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. We do not expect a material exposure to Pillar Two income taxes in those jurisdictions. During the year ended December 31, 2025, there have been several changes to the Pillar Two framework, including the U.S. issuing an executive order announcing opposition to aspects of the Pillar Two framework, and subsequently, participating countries agreeing that U.S. multinational entities should be excluded from certain aspects of the Pillar Two legislation in exchange for the U.S. not imposing retaliatory taxes. We continue to monitor the effective tax rate and cash tax impact of Pillar Two legislation in light of legislative changes in the jurisdictions in which we operate, and during the year ended December 31, 2025 we have not incurred any tax expense in connection with the incorporation of the Pillar Two framework.

Components of Income Taxes

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Income (loss) from continuing operations before income taxes:

	2025	2024	2023
	(in thousands)
U.S. loss	$(357,291)	$(220,721)	$(226,905)
Non-U.S. (loss) income	36,669	5,677	48,687
Total loss before income taxes	$(320,622)	$(215,044)	$(178,218)

The Company’s income tax provision includes U.S. federal, state, and local taxes, Mexico and India taxes currently payable and deferred taxes due to temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the income tax provision (benefit) for the years ended December 31 are as follows:

	2025	2024	2023
	(in thousands)
Current:
U.S. federal	$—	$—	$—
U.S. state and local taxes	9	7	692
Foreign	7,947	11,615	18,941
Total current	7,956	11,622	19,633
Deferred:
U.S. federal	—	—	—
U.S. state and local taxes	—	—	—
Foreign	(4,225)	(3,911)	(8,522)
Total deferred	(4,225)	(3,911)	(8,522)
Total income tax provision	$3,731	$7,711	$11,111

Income Taxes Paid

The Company operates and files income tax returns in various jurisdictions where we have continuing operations, including Mexico, India, the United States, Denmark, Germany, Spain, the United Kingdom, and Switzerland, all of which remain subject to examination by the respective tax authorities. In the United States, federal tax returns for periods after 2019 remain open to examination. For U.S. state and local jurisdictions and most non‑U.S. jurisdictions, the statute of limitations generally ranges from three to ten years. However, where permitted by law, tax authorities may examine and adjust prior periods when amended returns have been filed or when NOLs or tax credits have been generated and carried forward.

The Company files a consolidated U.S. federal income tax return for its domestic subsidiaries, which enables the Company to use tax deductions and credits of one member of its U.S. subsidiaries to reduce the tax that otherwise would have been payable by another member of its U.S. subsidiaries. The effective tax rate reflects the benefit of these tax reductions in the consolidated U.S. federal income tax return.

In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025, cash paid for income taxes, net of refunds, related to continuing operations was as follows:

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

2025
(in thousands)
U.S. federal	$—
U.S. state and local taxes	5
Total U.S.	5

India	2,353
Mexico	14,010
Other	108
Total Non-U.S.	16,471
Total income taxes paid	$16,476

Income taxes paid related to discontinued operations for the years ended December 31, 2025, 2024 and 2023 were $1.7 million, $11.1 million and $15.2 million respectively.

Effective Tax Rate Reconciliation

In accordance with the updated requirements of ASU 2023-09 for the year ended December 31, 2025. A reconciliation of the U.S. statutory income tax rate to our effective income tax rate was as follows:

	2025
	Amount	Rate
	(in thousands)
U.S. statutory income tax benefit	$(67,330)	21.0%
State and local income taxes, net of federal income tax effect (1)	7	—
Foreign tax effects:
Mexico
Foreign currency / inflationary adjustments	(4,555)	1.4
Other	2,763	(0.9)
Other foreign jurisdictions	(2,209)	0.7
Non-taxable / deductible items	514	(0.2)
Change in valuation allowance	72,943	(22.8)
Change in unrecognized tax benefits	744	(0.2)
Other	854	(0.2)
Effective income tax rate	$3,731	(1.2)%

(1)
State and local taxes in CA and NH comprise the majority of this category.

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

As previously disclosed for the years ended December 31, 2024, and 2023, a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate was as follows:

	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
Foreign rate differential	(1.0)	(0.7)
Foreign permanent differences	(0.2)	0.6
Withholding taxes	0.2	(1.7)
Gain on sale of subsidiary	(0.1)	—
GILTI income	(0.1)	(0.2)
Share-based compensation	(0.4)	(0.4)
Valuation allowance	(19.2)	(24.7)
State taxes	1.2	0.7
Deferred tax adjustments	(0.5)	(2.4)
BEAT implication	(3.0)	—
Prior year transfer pricing adjustment	—	(0.4)
Foreign currency / inflationary adjustments	(1.5)	1.9
Other	—	0.1
Effective income tax rate	(3.6)%	(6.2)%

Deferred Income Taxes

The Company does not recognize deferred taxes on basis differences related to investments in foreign subsidiaries when the associated earnings are considered indefinitely reinvested. At December 31, 2025, undistributed earnings from continuing operations of certain foreign subsidiaries were approximately $140.8 million, which the Company intends to reinvest indefinitely; accordingly, no deferred tax liability has been recorded.

The following is a summary of the components of deferred tax assets and liabilities, included in other noncurrent assets and other noncurrent liabilities, respectively, in the consolidated balance sheets as of December 31:

	2025	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$131,725	$89,986	$86,460
Non-deductible accruals	25,867	6,405	6,401
Lease liabilities	24,850	27,135	23,228
Equity compensation	1,891	2,954	3,803
Non-deductible interest	49,317	27,580	7,823
Tax credits	1,931	1,931	1,931
Other	25,881	28,657	22,539
Gross deferred tax assets	261,462	184,648	152,185
Valuation allowance	(207,348)	(133,239)	(105,914)
Total deferred tax assets	54,114	51,409	46,271

Deferred tax liabilities:
Depreciation	(1,959)	(2,259)	(1,529)
Contract assets	(5,450)	(4,400)	(9,167)
Lease assets	(23,082)	(25,330)	(21,604)
Other	(1,525)	(4,165)	258
Total deferred tax liabilities	(32,016)	(36,154)	(32,042)
Net deferred tax assets	$22,098	$15,255	$14,229

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

The valuation allowance at December 31, 2025 primarily relates to U.S. federal and state deferred tax assets and certain foreign net operating losses that the Company does not believe meet the more‑likely‑than‑not threshold for realization. The deferred tax valuation allowance as of December 31 is summarized as follows:

	2025	2024	2023
	(in thousands)
Valuation allowance at beginning of year	$(133,239)	$(105,914)	$(58,908)
Benefits obtained (costs accumulated)	(74,109)	(27,325)	(47,006)
Valuation allowance at end of year	$(207,348)	$(133,239)	$(105,914)

As of December 31, 2025, we have U.S. federal and state NOL carryforwards of $581.0 million and $445.8 million, respectively, with foreign NOL carryforwards of approximately $5.0 million. We also had U.S. foreign tax credits of approximately $1.9 million available to offset future U.S. taxable income. A portion of the U.S. federal and all state NOL carryforwards expire in varying amounts through 2045, while most U.S. federal NOLs and certain state NOLs have indefinite lives. Our foreign NOL carryforwards expire in varying amounts through 2032, and our foreign tax credits expire in 2026.

Income Tax Contingencies

We recognize the tax effects of a position in the financial statements only when it is more‑likely‑than‑not that the position will be sustained upon examination based on its technical merits. Unrecognized tax benefits reflect the reserves recorded for uncertain tax positions taken on filed returns as well as the unrecognized portion of affirmative claims. As of December 31, 2025, unrecognized tax benefits from continuing operations include $13.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We do not expect any significant changes to our unrecognized tax benefits during the next twelve months.

Our policy is to record interest and penalties related to uncertain tax positions as a component of the income tax provision or benefit. No material interest or penalties were accrued during 2025, 2024, or 2023. The following table presents a reconciliation of the beginning and ending amounts of total unrecognized tax benefits for the years ended December 31:

	2025	2024	2023
	(in thousands)
Unrecognized tax benefits at beginning of year	$13,906	$13,438	$13,648
Increases related to prior year tax positions	—	468	—
Decreases related to prior year tax positions	(468)	—	(210)
Increases related to current year tax positions	—	—	—
Settlements	—	—	—
Unrecognized tax benefits at end of year	$13,438	$13,906	$13,438

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 20. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	2025	2024	2023
	(in thousands, except per share data)
Numerator:
Net loss from continuing operations	$(324,353)	$(222,755)	$(189,329)
Preferred stock dividends and accretion	—	—	(58,453)
Gain on extinguishment of Series A Preferred Stock	—	—	82,620
Net loss from continuing operations attributable to common stockholders	(324,353)	(222,755)	(165,162)
Net loss from discontinued operations	$(16,449)	$(17,952)	$(12,450)
Net loss attributable to common stockholders	$(340,802)	$(240,707)	$(177,612)

Denominator:
Basic weighted-average shares outstanding	48,544	47,462	42,671
Effect of dilutive awards	—	—	—
Diluted weighted-average shares outstanding	48,544	47,462	42,671

Loss from continuing operations per common share:
Basic	$(6.68)	$(4.69)	$(3.87)
Diluted	$(6.68)	$(4.69)	$(3.87)

Loss from discontinued operations per common share:
Basic	$(0.34)	$(0.38)	$(0.29)
Diluted	$(0.34)	$(0.38)	$(0.29)

Loss per common share:
Basic	$(7.02)	$(5.07)	$(4.16)
Diluted	$(7.02)	$(5.07)	$(4.16)

Dilutive shares excluded from the calculation due to net losses in the period	224	608	169
Anti-dilutive share-based compensation awards that would be excluded from the calculation if income was reported in the period	1,534	821	264

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 21. Stockholders’ Equity

Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (AOCL) by component for the years ended December 31, 2025, 2024 and 2023:

	Foreign	Accrued	Foreign
	currency	post-retirement	exchange
	translation	benefit	forward	Total
	adjustments	liability	contracts	AOCL
	(in thousands)
Balance at December 31, 2022	$(10,845)	$—	$(4,542)	$(15,387)
Other comprehensive income before reclassifications	2,317	—	2,304	4,621
Amounts reclassified from AOCL	901	—	2,238	3,139
Net tax effect	—	—	—	—
Net current period other comprehensive income	3,218	—	4,542	7,760
Balance at December 31, 2023	(7,627)	—	—	(7,627)
Other comprehensive income before reclassifications	(1,454)	(11,960)	(4,933)	(18,347)
Amounts reclassified from AOCL	—	3,156	—	3,156
Net tax effect	—	—	—	—
Net current period other comprehensive income	(1,454)	(8,804)	(4,933)	(15,191)
Balance at December 31, 2024	(9,081)	(8,804)	(4,933)	(22,818)
Other comprehensive loss before reclassifications	(1,999)	—	1,268	(731)
Amounts reclassified from AOCL	21,335	8,804	3,665	33,804
Net tax effect	—	—	—	—
Net current period other comprehensive loss	19,336	8,804	4,933	33,073
Balance at December 31, 2025	$10,255	$—	$—	$10,255

Note 22. Concentration of Customers

Revenues from certain customers (in thousands) in excess of 10 percent of total consolidated Company revenues for the years ended December 31 are as follows:

	2025		2024		2023
Customer	Revenues	% of Total	Revenues	% of Total	Revenues	% of Total
	(in thousands)		(in thousands)		(in thousands)
GE Vernova	$518,308	56.4%	$464,068	52.1%	$357,714	41.4%
Vestas	385,272	41.9	319,644	35.9	337,763	39.1
Nordex	1,403	0.2	97,462	11.0	163,283	18.9

Trade accounts receivable from certain customers in excess of 10 percent of total consolidated Company trade accounts receivable as of December 31 are as follows:

	2025	2024
Customer	% of Total	% of Total
GE Vernova	70.7%	30.5%
Vestas	16.0	21.4
Nordex	5.6	44.9

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Note 23. Segment Reporting

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

Our U.S. segment operates in the U.S. dollar and includes (1) the manufacturing of wind blades at our Newton, Iowa facility in which restarted production in the second half of 2025, (2) wind blade inspection and repair services, (3) our advanced engineering center in Kolding, Denmark, which provides technical and engineering resources to our manufacturing facilities, (4) our engineering center in Berlin, Germany and (5) our corporate headquarters, the costs of which are included in general and administrative expenses.

Our Mexico segment operates in its local currency, the Mexican Peso, and includes a U.S. parent company that operates in the U.S. dollar. This segment includes (1) the manufacturing of wind blades at our three facilities in Juárez, Mexico and one facility in Matamoros, Mexico and (2) wind blade inspection and repair services.

Our India segment operates in the U.S. dollar and includes (1) the manufacturing of wind blades at our facility in Chennai, India, and (2) wind blade inspection and repair services.

All other business operations are included in the “Other” segment, and primarily consist of our European field services businesses.

The following table presents certain information regarding each of our reporting segments as of or for the years ended December 31, including sales, cost of goods sold, other segment expenses, and income (loss) from continuing operations:

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

	2025	2024	2023
	(in thousands)
Net sales by segment (and geographic location):
U.S.	$65,775	$19,723	$28,151
Mexico	716,818	696,762	589,539
India	129,173	166,765	241,235
Other	6,691	6,741	4,994
Total net sales	$918,457	$889,991	$863,919
Cost of goods sold:
U.S.	$77,253	$16,926	$16,407
Mexico	819,183	778,532	737,714
India	126,154	159,091	214,370
Other	6,466	7,632	6,170
Total cost of goods sold	$1,029,056	$962,181	$974,661
Other segment expenses (1):
U.S.	$52,659	$46,358	$47,844
Mexico	12,974	14,444	12,632
India	3,133	1,754	1,937
Other	7	22	—
Total other segment expenses	$68,773	$62,578	$62,413
Income (loss) from continuing operations:
U.S.	$(64,137)	$(43,561)	$(36,100)
Mexico	(115,339)	(96,214)	(160,807)
India	(114)	5,920	24,928
Other	218	(913)	(1,176)
Total loss from continuing operations	$(179,372)	$(134,768)	$(173,155)
Capital expenditures:
U.S.	$2,995	$3,318	$3,195
Mexico	9,986	11,068	6,698
India	1,087	886	756
Other	455	263	110
Total capital expenditures	$14,523	$15,535	$10,759
Depreciation and amortization:
U.S.	$3,441	$2,915	$3,907
Mexico	12,726	13,275	16,314
India	5,219	5,722	5,864
Other	308	202	183
Total depreciation and amortization	$21,694	$22,114	$26,268
Tangible long-lived assets:
U.S.	$11,753	$10,061
Mexico	38,371	41,994
India	17,840	22,720
Other	1,014	727
Total tangible long-lived assets	$68,978	$75,502
Total assets:
U.S.	$83,236	$138,543
Mexico	167,006	149,396
India	85,339	156,874
Other	6,270	5,282
Total assets from continuing operations	$341,851	$450,095

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

(1)
Other segment expenses include general and administrative, loss on sale of assets and asset impairments, and restructuring charges.

Note 24. Subsequent Events

DIP Default

On March 1, 2026, the Company received a letter from the DIP Lenders regarding an Event of Default occurring under the DIP Credit Agreement. The letter notified and confirmed to the Company that, because, among other things, as of the date of the letter, the Bankruptcy Court has not entered a Disclosure Statement Order (nor any other order approving the adequacy of a disclosure statement in connection with a chapter 11 plan for the Debtors), an Event of Default under the DIP Credit Agreement has occurred and is continuing pursuant to Section 11.01(g) (Events of Default) of the DIP Credit Agreement (the “DIP Default”). On March 16, 2026, the DIP Lenders agreed to waive the DIP Default, extend the maturity date under the DIP Credit Agreement and consent to the Vestas Sale Transactions, ECP Sale Transaction and GEV Transaction (as each is defined below) as set forth in more detail in the Oaktree Consent Term Sheet filed with the Bankruptcy Court.

Vestas India Transaction

On March 4, 2026, the Company, and certain of its direct and indirect subsidiaries entered into an Asset Purchase Agreement (the “India Purchase Agreement”) with Vestas Wind Technology India Private Limited (“Buyer”) and Vestas Wind Systems A/S (“Buyer Parent”) pursuant to which the Company and certain of its subsidiaries, including TPI Composites India Private Limited (“TPI India” collectively with the Company, “Sellers”) will sell and transfer to Buyer substantially all assets related to its manufacturing business in Chennai, India where Sellers manufacture wind blades for Buyer Parent and certain of its affiliates for a purchase price of $10,000,000 in cash, subject to certain purchase price adjustments set forth in the India Purchase Agreement and the assumption of certain liabilities (the “India APA Transaction”).

Pursuant to the India Purchase Agreement, the consummation of the India APA Transaction is subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order approving the portion of the India APA Transaction to be consummated by the Company and the other Debtors party thereto, (ii) receipt of certain third-party consents, approvals or waivers, and (iii) the execution of a termination and mutual release by and among the Company and certain of its affiliates, on one hand, and Buyer and Buyer Parent on the other, which, among other things, provides for the termination of the existing commercial and manufacturing arrangements between Buyer and its affiliates, on one hand, and Sellers and certain of their affiliates, on the other hand and a customary release of certain claims each party thereto, together with their affiliates, may have against the other.

The India Purchase Agreement may be terminated by Sellers or Buyer under certain circumstances, including, among others, if the India APA Transaction is not closed by June 30, 2026 (the “India APA Outside Date”). The India Purchase Agreement may also be terminated by Sellers if Buyer Parent ceases to provide certain agreed upon payment advances through to the India APA Outside Date.

Vestas Mexico Transaction

On March 4, 2026, certain subsidiaries of the Company, TPI Mexico V, LLC (“TPI Mexico V”) and TPI Mexico VI, LLC (“TPI Mexico VI” and, together with TPI Mexico V, the “TPI Mexico Entities”), entered into an Equity Commitment Agreement (the “Equity Commitment Agreement”) with Vestas America Holdings, Inc. (the “Commitment Party”) and Buyer Parent, which provides, among other things, for the restructuring of the capital structure and liabilities of the TPI Mexico Entities pursuant to a joint plan of reorganization (the “Plan”). Pursuant to the Equity Commitment Agreement, TPI Mexico V and TPI Mexico VI will issue new equity interests representing 100% of the reorganized equity interests of TPI Mexico V and TPI Mexico VI to the Commitment Party in exchange for $13,999,999 in cash, subject to certain purchase price adjustments specified therein and the assumption of certain liabilities (the “Equity Transaction”).

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

Pursuant to the Equity Commitment Agreement, the consummation of the Equity Transaction is subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order confirming the Plan and the Equity Transaction and (ii) the consent to, and release of liens by, Oaktree Fund Administration, LLC or certain of its affiliates.

The Equity Commitment Agreement may be terminated by the Commitment Party or the TPI Mexico Entities under certain circumstances, including, among others, if the Bankruptcy Court denies confirmation of the Plan or if the Plan’s effective date has not occurred by June 30, 2026 (the “Mexico ECA Outside Date”).

Concurrently with the Equity Commitment Agreement, the Company and certain of its direct and indirect subsidiaries (collectively, the “Mexico APA Sellers”) entered into an Asset Purchase Agreement with the Commitment Party (the “Mexico Purchase Agreement”), pursuant to which the Commitment Party will purchase certain limited assets of each of the Mexico APA Sellers primarily related to the manufacturing of wind turbine blades in Matamoros, Mexico, in exchange for $1.00 and the assumption of certain liabilities (the “Mexico APA Transaction”). The Equity Commitment Agreement may also be terminated by the TPI Mexico Entities if the Commitment Party (or an affiliate thereof) ceases to provide certain agreed upon payment advances through to the Mexico ECA Outside Date.

Pursuant to the Mexico Purchase Agreement, the consummation of the Mexico APA Transaction is subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order approving the portion of the Mexico APA Transaction to be consummated by the Company and the other Debtors party thereto, (ii) the consummation of the Equity Transaction concurrently with the consummation of the Mexico APA Transaction and (iii) the satisfaction or waiver of all closing conditions under the Equity Commitment Agreement.

The Mexico Purchase Agreement may be terminated by the Commitment Party or the Mexico APA Sellers under certain circumstances, including, among others, if the Mexico APA Transaction is not closed by June 30, 2026 (the “Mexico APA Outside Date”). The Mexico Purchase Agreement may also be terminated by the Mexico APA Sellers if the Commitment Party (or an affiliate thereof) ceases to provide certain agreed upon payment advances through to the Mexico APA Outside Date.

ECP Transaction

On March 6, 2026, the Company and certain of its direct and indirect subsidiaries (collectively, the “ECP Seller Parties”) entered into a Stock and Asset Purchase Agreement (the “ECP Purchase Agreement”) with ECP Blade Holdings LLC (“ECP Buyer”). Pursuant to the ECP Purchase Agreement, the ECP Seller Parties will sell and transfer to the ECP Buyer free and clear of all liens, interests, and encumbrances (except as expressly set forth in the ECP Purchase Agreement) pursuant to section 363 of the Bankruptcy Code (i) all of the equity interests in certain indirect subsidiaries of the Company, including TPI Composites, S. de R.L. de C.V., TPI Blade Services LATAM S.A. de C.V., and TPI Blade Services Europe S.L.U. (collectively, the “Transferred Entities”), and (ii) all assets primarily related to the Company’s wind blade manufacturing business at facilities located in the United States and Mexico and related storage facilities, wind blade inspection and repair services located in the United States, and Europe and Mexico, and design and technical support to global manufacturing and service operations through engineering and technical centers (the “ECP Business”), in exchange for $20,000,000 in cash, subject to certain purchase price adjustments, and the assumption of certain liabilities, each as set forth in the ECP Purchase Agreement (the “ECP Transaction”). Pursuant to the ECP Purchase Agreement, the consummation of the ECP Transaction is subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order approving the ECP Transaction, (ii) achievement of certain agreed upon operational and production milestones, (iii) the consent to the ECP Transaction by, and release of liens by, Oaktree Fund Administration, LLC or certain of its affiliates, and (iv) obtaining of required governmental approvals. The ECP Purchase Agreement may be terminated by the ECP Buyer or the ECP Seller Parties under certain circumstances, including, among others, if ECP Transaction has not been consummated by June 30, 2026.

GE Vernova Transaction

Additionally, on March 16, 2026, the Company and certain of its direct and indirect subsidiaries (collectively, the “Back-Up Bidder Seller Parties”) entered into a Term Sheet (the “GE Vernova Term Sheet”) with GE Vernova

TPI COMPOSITES, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

International LLC (“GE Vernova”), setting forth the terms of definitive documentation to be entered into among the Back-Up Bidder Seller Parties and GE Vernova (the “Back-Up Bidder Documentation”). Pursuant to the GE Vernova Term Sheet, in the event that the ECP Purchase Agreement is terminated and subject to other conditions set forth in the GE Vernova Term Sheet, the Back-Up Bidder Seller Parties will sell and transfer to GE Vernova, free and clear of all liens, interests, and encumbrances (except as will be set forth in the Back-Up Bidder Documentation) pursuant to section 363 of the Bankruptcy Code certain assets of the Back-Up Bidder Seller Parties, including assets related to wind blade manufacturing at our Iowa facility and all related storage facilities used in connection with such manufacturing and other intellectual property related to wind blade manufacturing of the blade types (including, but not limited to, design, technical support, and other items) (the “GEV Business”), in exchange for $21,000,000 in cash (the “GE Vernova Transaction”). Pursuant to the GE Vernova Term Sheet, the consummation of the GE Vernova Transaction shall be subject to a number of closing conditions, including, among other things, (i) entry by the Bankruptcy Court of an order approving the GE Vernova Transaction, (ii) termination of the ECP Purchase Agreement, and (iii) conditions with respect to the accuracy of representations and warranties and compliance with covenants to be set forth in the Back-Up Bidder Documentation. If the ECP Purchase Agreement is terminated and the GE Vernova Transaction is not consummated prior to August 31, 2026, GE Vernova is obligated to purchase the certain obligations of the DIP Lenders under the DIP Credit Agreement from the DIP Lenders.

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

10.11

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

10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.16

Lease between TPI Composites, S. de R.L. de C.V. and Vesta Baja California, S. de R.L. de C.V., dated November 20, 2015 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on June 17, 2016)

10.17	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form S-1 (File No. 333-212093) filed on July 11, 2016)

10.18

Master Lease Agreement Subject to Condition between TPI Composites II, S. de R.L. de C.V. and QVC II, S. de. R.L. de C.V. dated May 25, 2017, as amended (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 8, 2018)

10.19

Third Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K (File No. 001-37839) filed on February 20, 2025)

10.20

Agreement to Lease between Aarush (Phase III) Logistics Park Private Limited, Aarush (Phase IV) Logistics Parks Private Limited, Aarush (Phase V) Logistics Parks Private Limited, Aarush Logistics Parks Private Limited, Aarush (Phase II) Logistics Parks Private Limited and Prospect One Manufacturing LLP, dated February 4, 2019 (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 001-37839) filed on March 5, 2019)

10.21

Form of Employee Restricted Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.22

Form of Executive Restrictive Stock Unit Award (Time-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.23

Form of Employee Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.24

Form of Executive Restricted Stock Unit Award (Adjusted EBITDA Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.25

Form of Employee Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.26

Form of Executive Restricted Stock Unit Award (Stock Price Performance-Based Vesting) under the Amended and Restated 2015 Stock Option And Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37839) filed on May 3, 2018)

10.27

Investor Rights Agreement, dated as of November 22, 2021, among the Registrant, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (File No. 001-37839) filed on November 24, 2021)

10.28

Credit Agreement and Guaranty, dated as of December 14, 2023, among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto and Oaktree Fund Administration, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023).

10.29

Common Stock Purchase Agreement, dated as of December 14, 2023, among the Company, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P.(incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023)

10.30

Amended and Restated Investor Rights Agreement, dated as of December 14, 2023, among the Company, Oaktree Power Opportunities Fund V (Delaware) Holdings, L.P., Opps TPIC Holdings, LLC and Oaktree Phoenix Investment Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on December 14, 2023)

10.31	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37839) filed on March 3, 2023)

10.32

Asset Purchase Agreement, dated as of March 4, 2026, by and among TPI Composites, Inc., TPI Composites India Private Limited, certain non-debtor subsidiaries of TPI Composites, Inc., Vestas Wind Systems A/S and Vestas Wind Technology India Private Limited (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on March 5, 2026)

10.33

Asset Purchase Agreement, dated as of March 4, 2026, by and among TPI Composites, Inc., certain of its debtor and non-debtor subsidiaries, and Vestas America Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37839) filed on March 5, 2026)

10.34

Equity Commitment Agreement, dated as of March 4, 2026, by among TPI Mexico V, LLC, TPI Mexico VI, LLC, Vestas America Holdings, Inc. and Vestas Wind Systems A/S (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37839) filed on March 5, 2026)

10.35

Stock and Asset Purchase Agreement, dated as of March 6, 2026, by and among TPI Composites, Inc., ECP Blade Holdings LLC, TPI Technology, Inc., TPI Mexico, LLC, TPI Mexico II, LLC, TPI Mexico III, LLC, TPI Arizona, LLC, TPI Iowa, LLC, TPI Composites Services, LLC, TPI Turkey Izbas, LLC, TPI Composites Denmark ApS, and TPI Holdings Switzerland GmbH (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on March 9, 2026)

10.36*	Form of Retention Bonus Agreement between the Registrant and each of its executive officers

10.37

Term Sheet, dated as of September 4, 2025, by and among TPI Kompozit Kanat Sanayi ve Ticaret Anonim Şirketi, TPI Kompozit Kanat 2 Üretim Sanayi ve Ticaret Limited Şirketi, TPI Holdings Switzerland GmbH and XCS Composites L.L.C-FZ (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37839) filed on September 4, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37839) filed on February 20, 2025)

21.1*	List of Subsidiaries

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104 *	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

TPI COMPOSITES, INC.

Date: March 25, 2026	By:	/s/ Ryan Miller
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

Name	Title	Date

/s/ William E. Siwek	President, Chief Executive Officer and Director	March 25, 2026
William E. Siwek	(Principal Executive Officer)

/s/ Ryan Miller	Chief Financial Officer	March 25, 2026
Ryan Miller	(Principal Financial and Accounting Officer)

/s/ Jayshree S. Desai	Director	March 25, 2026
Jayshree S. Desai

/s/ Paul G. Giovacchini	Lead Independent Director	March 25, 2026
Paul G. Giovacchini

/s/ Neal Goldman	Director	March 25, 2026
Neal Goldman

/s/ Bavan M. Holloway	Director	March 25, 2026
Bavan M. Holloway

/s/ Tyrone M. Jordan	Director	March 25, 2026
Tyrone M. Jordan

/s/ Steven C. Lockard	Director and Chairman of the Board	March 25, 2026
Steven C. Lockard

/s/ Tim Pohl	Director	March 25, 2026
Tim Pohl